Form 10-Q
period 2019-02-28
WORTHINGTON INDUSTRIES INC
filed 2019-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 1, 2019, the number of Common Shares, without par value, issued and outstanding was 57,312,254.

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
•

future or expected growth, growth potential, forward momentum, performance, competitive position, sales, volumes, cash flows, earnings, margins, balance sheet strengths, debt, financial condition or other financial measures;

•	pricing trends for raw materials and finished goods and the impact of pricing changes;
•	the ability to improve or maintain margins;
•	expected demand or demand trends for us or our markets;
•	additions to product lines and opportunities to participate in new markets;
•	expected benefits from Transformation and innovation efforts;
•	the ability to improve performance and competitive position at our operations;
•	anticipated working capital needs, capital expenditures and asset sales;
•	anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•	projected profitability potential;
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, newly-created joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

•	the successful sale of the WAVE international business;
•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings; and
•	other non-historical matters.

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
•

the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;

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
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, interruption in utility services, civil unrest, international conflicts, terrorist activities or other causes;

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28,	May 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,116	$121,967
Receivables, less allowances of $859 and $632 at February 28, 2019
and May 31, 2018, respectively	512,739	572,689
Inventories:
Raw materials	269,733	237,471
Work in process	110,326	122,977
Finished products	106,015	93,579
Total inventories	486,074	454,027
Income taxes receivable	17,534	1,650
Assets held for sale	7,568	30,655
Prepaid expenses and other current assets	68,082	60,134
Total current assets	1,205,113	1,241,122
Investments in unconsolidated affiliates	222,865	216,010
Goodwill	335,311	345,183
Other intangible assets, net of accumulated amortization of $86,370 and
$74,922 at February 28, 2019 and May 31, 2018, respectively	201,588	214,026
Other assets	21,475	20,476
Property, plant and equipment:
Land	24,018	24,229
Buildings and improvements	309,141	300,542
Machinery and equipment	1,050,372	1,030,720
Construction in progress	49,314	32,282
Total property, plant and equipment	1,432,845	1,387,773
Less: accumulated depreciation	851,904	802,803
Total property, plant and equipment, net	580,941	584,970
Total assets	$2,567,293	$2,621,787

Liabilities and equity
Current liabilities:
Accounts payable	$424,480	$473,485
Accrued compensation, contributions to employee benefit plans and
related taxes	58,160	96,487
Dividends payable	14,380	13,731
Other accrued items	67,045	57,125
Income taxes payable	106	4,593
Current maturities of long-term debt	1,167	1,474
Total current liabilities	565,338	646,895
Other liabilities	72,396	74,237
Distributions in excess of investment in unconsolidated affiliate	124,198	55,198
Long-term debt	748,319	748,894
Deferred income taxes, net	80,034	60,188
Total liabilities	1,590,285	1,585,412
Shareholders' equity - controlling interest	856,622	918,769
Noncontrolling interests	120,386	117,606
Total equity	977,008	1,036,375
Total liabilities and equity	$2,567,293	$2,621,787

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Net sales	$874,381	$841,657	$2,820,714	$2,561,160
Cost of goods sold	784,360	714,603	2,466,762	2,161,249
Gross margin	90,021	127,054	353,952	399,911
Selling, general and administrative expense	75,220	84,294	250,529	261,968
Impairment of goodwill and long-lived assets	-	-	2,381	8,289
Restructuring and other income, net	(11,176)	(3)	(11,710)	(7,393)
Operating income	25,977	42,763	112,752	137,047
Other income (expense):
Miscellaneous income, net	525	1,500	2,222	3,169
Interest expense	(9,341)	(9,775)	(28,541)	(28,620)
Equity in net income of unconsolidated affiliates	20,802	19,770	71,897	63,521
Earnings before income taxes	37,963	54,258	158,330	175,117
Income tax expense (benefit)	8,415	(24,039)	34,032	7,124
Net earnings	29,548	78,297	124,298	167,993
Net earnings (loss) attributable to noncontrolling interests	2,775	(791)	8,581	3,968
Net earnings attributable to controlling interest	$26,773	$79,088	$115,717	$164,025

Basic
Average common shares outstanding	56,478	60,383	57,650	61,451
Earnings per share attributable to controlling interest	$0.47	$1.31	$2.01	$2.67

Diluted
Average common shares outstanding	57,974	62,345	59,389	63,507
Earnings per share attributable to controlling interest	$0.46	$1.27	$1.95	$2.58

Common shares outstanding at end of period	56,181	59,802	56,181	59,802

Cash dividends declared per share	$0.23	$0.21	$0.69	$0.63

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Net earnings	$29,548	$78,297	$124,298	$167,993
Other comprehensive income (loss):
Foreign currency translation	1,476	9,542	(8,857)	26,925
Pension liability adjustment, net of tax	37	251	(60)	245
Cash flow hedges, net of tax	(596)	(556)	(7,228)	(879)
Other comprehensive income (loss)	917	9,237	(16,145)	26,291
Comprehensive income	30,465	87,534	108,153	194,284
Comprehensive income (loss) attributable to noncontrolling interests	2,803	(680)	8,537	4,438
Comprehensive income attributable to controlling interest	$27,662	$88,214	$99,616	$189,846

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Operating activities:
Net earnings	$29,548	$78,297	$124,298	$167,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,625	25,338	71,643	76,986
Impairment of goodwill and long-lived assets	-	-	2,381	8,289
Provision for (benefit from) deferred income taxes	(730)	(27,373)	21,493	(20,022)
Bad debt (income) expense	201	17	454	(4)
Equity in net income of unconsolidated affiliates, net of distributions	(865)	2,835	3,298	(1,968)
Net gain on assets	(12,606)	(1,437)	(10,203)	(10,692)
Stock-based compensation	1,143	2,882	7,755	10,076
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	1,546	4,071	55,793	20,652
Inventories	(1,054)	(15,398)	(38,525)	(40,223)
Prepaid expenses and other current assets	(4,276)	(4,914)	(25,944)	(149)
Other assets	79	(2,069)	(1,181)	(3,045)
Accounts payable and accrued expenses	14,963	35,564	(85,533)	(12,804)
Other liabilities	464	2,107	1,458	7,568
Net cash provided by operating activities	52,038	99,920	127,187	202,657

Investing activities:
Investment in property, plant and equipment	(19,379)	(13,628)	(60,554)	(55,319)
Acquisitions, net of cash acquired	-	-	-	(285,028)
Distributions from unconsolidated affiliate	1,492	-	56,693	-
Proceeds from sale of assets	27,843	3	48,290	16,742
Net cash provided (used) by investing activities	9,956	(13,625)	44,429	(323,605)

Financing activities:
Net repayments of short-term borrowings, net of issuance costs	-	(1,108)	-	(508)
Proceeds from long-term debt, net of issuance costs	-	-	-	197,685
Principal payments on long-term debt	(303)	(374)	(1,104)	(813)
Proceeds from issuance of common shares, net of tax withholdings	104	581	(4,645)	(3,415)
Payments to noncontrolling interests	-	-	(6,327)	(3,916)
Repurchase of common shares	(28,587)	(47,418)	(129,020)	(159,942)
Dividends paid	(13,119)	(12,766)	(39,371)	(38,800)
Net cash used by financing activities	(41,905)	(61,085)	(180,467)	(9,709)

Increase (decrease) in cash and cash equivalents	20,089	25,210	(8,851)	(130,657)
Cash and cash equivalents at beginning of period	93,027	122,214	121,967	278,081
Cash and cash equivalents at end of period	$113,116	$147,424	$113,116	$147,424

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

The Company owns controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income (loss) attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three and nine months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019 (“fiscal 2019”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“fiscal 2018”) of Worthington Industries, Inc. (the “2018 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Adopted Accounting Standards

On June 1, 2018, the Company adopted new accounting guidance that replaces most existing revenue recognition guidance under U.S. GAAP.  See “NOTE B – Revenue Recognition” for further explanation related to this adoption, including newly-required disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532; 34-83875, “Disclosure Update and Simplification,” adopting amendments to certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment.  In addition, the amendments expanded the disclosure requirements relating to the analysis of shareholders’ equity for interim financial statements.  Under the amendments, an analysis of the changes in each caption of shareholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement.  The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed.  The final rule was effective on November 5, 2018.  The Company adopted the final rule effective for the second quarter of fiscal 2019.  The adoption of the final rule did not have a significant impact on the Company’s consolidated financial position or results of operations.  See “NOTE J – Changes in Equity” for the newly-required disclosures related to this adoption.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous accounting guidance.  The new accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  The scoping and diagnostic phases of the implementation of this new accounting guidance have been completed.  We are continuing to evaluate the components and criteria of existing leases and reviewing contracts and agreements to identify items that may meet the definition of a lease under the new accounting guidance.  We have procured a third-party software to track and manage our leases and are getting ready to start the process of importing lease data into the software.  While we are in the process of evaluating the effect this new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities; however, we do not expect it to have a material impact on the consolidated statements of earnings.

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

NOTE B – Revenue Recognition

Through fiscal 2018, in accordance with our historical accounting policies for revenue recognition, we recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided persuasive evidence of an arrangement existed, pricing was fixed or determinable and collectability was reasonably assured.  Through charges to net sales, provisions were made for returns & allowances, customer rebates and sales discounts based on past experience, specific agreements, and anticipated levels of customer activity.

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

Under the new accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer.  Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.  When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional.  Unbilled receivables and contract assets are included in receivables and prepaid and other current assets, respectively, on the consolidated balance sheets.  Additionally, we do not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product.  Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

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

The following tables summarize net sales by product class and by timing of revenue recognition for the three month and nine month periods ended February 28, 2019:

(in thousands)	Reportable Segments
Three months ended February 28, 2019	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$527,970	$-	$-	$-	$527,970
Toll	27,901	-	-	-	27,901
Pressure Cylinders
Industrial products	-	148,018	-	-	148,018
Consumer products	-	118,006	-	-	118,006
Oil & gas equipment	-	24,666	-	-	24,666
Engineered Cabs	-	-	27,817	-	27,817
Other	-	-	-	3	3
Total	$555,871	$290,690	$27,817	$3	$874,381

Timing of revenue recognition:
Goods transferred at a point in time	$527,970	$270,131	$27,817	$3	$825,921
Goods and services transferred over time	27,901	20,559	-	-	48,460
Total	$555,871	$290,690	$27,817	$3	$874,381

(in thousands)	Reportable Segments
Nine months ended February 28, 2019	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$1,756,842	$-	$-	$-	$1,756,842
Toll	94,559	-	-	-	94,559
Pressure Cylinders
Industrial products	-	452,883	-	-	452,883
Consumer products	-	352,023	-	-	352,023
Oil & gas equipment	-	80,584	-	-	80,584
Engineered Cabs	-	-	83,798	-	83,798
Other	-	-	-	25	25
Total	$1,851,401	$885,490	$83,798	$25	$2,820,714

Timing of revenue recognition:
Goods transferred at a point in time	$1,756,842	$836,130	$83,798	$25	$2,676,795
Goods and services transferred over time	94,559	49,360	-	-	143,919
Total	$1,851,401	$885,490	$83,798	$25	$2,820,714

The following tables show the adjustments that would be required to be made to our fiscal 2019 consolidated financial statements to reflect the balances that would have been recorded if we continued to follow our accounting policies under the previous revenue recognition guidance.

	February 28, 2019
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Balance Sheet
Assets
Receivables	$512,739	$(4,785)	$507,954
Total inventories	486,074	6,207	492,281
Prepaid expenses and other current assets	68,082	(4,057)	64,025
Liabilities and equity
Income taxes payable	106	(41)	65
Deferred income taxes, net	80,034	(454)	79,580
Shareholders' equity - controlling interest	856,622	(1,489)	855,133
Noncontrolling interests	120,386	(651)	119,735

	Three months ended February 28, 2019			Nine months ended February 28, 2019
(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Statements of Earnings
Net sales	$874,381	$464	$874,845	$2,820,714	$(3,193)	$2,817,521
Cost of goods sold	784,360	170	784,530	2,466,762	(2,755)	2,464,007
Income tax expense	8,415	65	8,480	34,032	(41)	33,991
Net earnings	29,548	229	29,777	124,298	(397)	123,901
Net earnings attributable to noncontrolling interests	2,775	(34)	2,741	8,581	(82)	8,499
Net earnings attributable to controlling interest	26,773	263	27,036	115,717	(315)	115,402

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

We received distributions from unconsolidated affiliates totaling $131,888,000 during the nine months ended February 28, 2019, including $60,000,000 of one-time special distributions from WAVE, comprised of $35,000,000 related to the pending sale of the international operations and $25,000,000 in connection with a financing transaction.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $124,198,000 at February 28, 2019.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures.  Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows.  We received excess distributions from WAVE of $56,693,000 during the nine months ended February 28, 2019.

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:

	February 28,	May 31,
(in thousands)	2019	2018
Cash	$41,087	$52,812
Other current assets	595,417	590,578
Current assets for discontinued operations	35,609	37,640
Noncurrent assets	363,992	358,927
Total assets	$1,036,105	$1,039,957

Current liabilities	$234,230	$166,493
Current liabilities for discontinued operations	8,744	7,142
Short-term borrowings	21,983	26,599
Current maturities of long-term debt	23,216	23,243
Long-term debt	322,306	259,588
Other noncurrent liabilities	18,734	17,536
Equity	406,892	539,356
Total liabilities and equity	$1,036,105	$1,039,957

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net sales	$454,579	$403,426	$1,433,840	$1,258,667
Gross margin	77,706	72,828	257,033	230,185
Operating income	47,392	41,546	164,360	133,313
Depreciation and amortization	6,310	5,406	19,368	18,534
Interest expense	3,529	2,564	9,836	7,517
Income tax expense (benefit)	1,877	(1,095)	9,970	2,069
Net earnings from continuing operations	40,196	36,058	141,613	118,995
Net earnings from discontinued operations	1,001	1,805	4,713	1,532
Net earnings	41,197	37,863	146,326	120,527

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture, which are being sold as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  WAVE’s portion of the total sales proceeds is expected to be approximately $90,000,000 ($45,000,000 attributed to Worthington).  The transaction is subject to regulatory approvals and other customary closing conditions.  During the first quarter of fiscal 2019, the parties agreed to extend the date by which certain competition clearance conditions were to be satisfied per the original purchase agreement.  In exchange, Knauf Group irrevocably agreed to fund the purchase price which was received by AWI in two distributions, the first on August 1, 2018, and the balance on September 15, 2018.  In September 2018, we received a cash distribution of $35,000,000 from WAVE related to the pending sale of the international operations.  We will receive the remaining proceeds at closing, subject to certain adjustments as provided in the purchase agreement, including those related to the economic impact of any required regulatory remedies and a working capital adjustment.  Despite receiving a portion of the sales proceeds, there has been no change in control of the international operations of WAVE; therefore, the gain to be realized from this transaction has not been reflected in WAVE’s statement of earnings.  The closing is expected to occur by June 30, 2019.

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

NOTE E – Restructuring and Other Income, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2018	(income)	Payments	Adjustments	February 28, 2019
Early retirement and severance	$1,116	$1,379	$(1,522)	$(58)	$915
Facility exit and other costs	-	306	(278)	8	36
	$1,116	1,685	$(1,800)	$(50)	$951
Net gain on sale of assets		(13,395)
Restructuring and other income, net		$(11,710)

During the nine months ended February 28, 2019, the following actions were taken related to the Company’s restructuring activities:

•

In connection with the ongoing consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in fiscal 2018, the Company recognized severance expense of $1,086,000 and facility exit costs of $315,000.

•	Within the Pressure Cylinders business, the Company sold two oil & gas manufacturing facilities resulting in a net gain on disposal of $1,962,000.
•

In connection with the sale of the operating assets and real property related to the solder business and certain brazing assets within the Pressure Cylinders business, the Company recognized severance expense of $89,000 and a net gain on disposal of $11,433,000.

•	In connection with other non-significant restructuring activities, the Company recognized severance expense of $204,000 and a reduction to facility exit costs of $9,000.

The total liability associated with our restructuring activities as of February 28, 2019 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  The tanks being replaced were sold mainly between 2012 and 2015, and were designed to meet specified ISO-standards.  These tanks successfully passed a number of ISO-certification tests; however, because it was mistakenly determined these tanks would qualify as a “child” of a similar fully-tested tank, not all tests for full standalone ISO-certification were completed.  Since the identical carbon fiber used to manufacture most of these tanks is no longer commercially available, SCI cannot manufacture new units to retroactively complete this testing.  The tanks were supplied to a single customer.  The replacement program is underway and is expected to take approximately six months to complete.  In connection with this matter, we recorded a $13,000,000 charge to costs of goods sold during the third quarter of fiscal 2019 to reflect our estimated costs of replacing these tanks.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

A progression of the liabilities recorded in connection with this matter during fiscal 2019 is summarized in the following table:

	Beginning			Ending
(in thousands)	Balance	Payments	Adjustments	Balance
Tank replacement costs	$13,000	$2,000	$-	$11,000

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next six months.

NOTE G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of February 28, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $7,642,000 at February 28, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $15,366,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2019.  No amounts were drawn against them at February 28, 2019.

NOTE H – Debt and Receivables Securitization

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at February 28, 2019.  As discussed in “NOTE G – Guarantees,” we provided $15,366,000 in letters of credit for third-party beneficiaries as of February 28, 2019.  While not drawn against at February 28, 2019, $1,950,000 of these letters of credit were issued against availability under the Credit Facility, leaving $498,050,000 available at February 28, 2019.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”).  On January 15, 2019, the Company extended the maturity of the AR Facility by one year to January 2020.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of February 28, 2019, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE I – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three months ended February 28,
	2019			2018
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,476	$-	$1,476	$9,542	$-	$9,542
Pension liability adjustment	48	(11)	37	230	21	251
Cash flow hedges	(844)	248	(596)	(711)	155	(556)
Other comprehensive income	$680	$237	$917	$9,061	$176	$9,237

	Nine months ended February 28,
	2019			2018
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(8,857)	$-	$(8,857)	$26,925	$-	$26,925
Pension liability adjustment	48	(108)	(60)	230	15	245
Cash flow hedges	(9,437)	2,209	(7,228)	(1,213)	334	(879)
Other comprehensive income (loss)	$(18,246)	$2,101	$(16,145)	$25,942	$349	$26,291

NOTE J – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374
Net earnings	-	-	34,002	34,002	3,790	37,792
Other comprehensive loss	-	(11,245)	-	(11,245)	(55)	(11,300)
Common shares issued, net of withholding tax	(658)	-	-	(658)	-	(658)
Common shares in NQ plans	306	-	-	306	-	306
Stock-based compensation	3,730	-	-	3,730	-	3,730
Purchases and retirement of common shares	(7,540)	-	(56,041)	(63,581)	-	(63,581)
Cash dividends declared	-	-	(13,401)	(13,401)	-	(13,401)
Dividends to noncontrolling interest	-	-	-	-	(4,007)	(4,007)
Balance at November 30, 2018	$288,326	$(31,570)	$611,916	$868,672	$117,583	$986,255
Net earnings	-	-	26,773	26,773	2,775	29,548
Other comprehensive income	-	889	-	889	28	917
Common shares issued, net of withholding tax	104	-	-	104	-	104
Common shares in NQ plans	80	-	-	80	-	80
Stock-based compensation	1,947	-	-	1,947	-	1,947
Purchases and retirement of common shares	(4,061)	-	(24,526)	(28,587)	-	(28,587)
Cash dividends declared	-	-	(13,256)	(13,256)	-	(13,256)
Balance at February 28, 2019	$286,396	$(30,681)	$600,907	$856,622	$120,386	$977,008

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2017	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	45,534	45,534	2,540	48,074
Other comprehensive income	-	17,314	-	17,314	439	17,753
Common shares issued, net of withholding tax	(3,274)	-	-	(3,274)	-	(3,274)
Common shares in NQ plans	536	-	-	536	-	536
Stock-based compensation	4,822	-	-	4,822	-	4,822
Purchases and retirement of common shares	(4,235)	-	(40,841)	(45,076)	-	(45,076)
Cash dividends declared	-	-	(13,317)	(13,317)	-	(13,317)
Dividends to noncontrolling interest	-	-	-	-	(720)	(720)
Balance at August 31, 2017	$301,240	$(10,461)	$667,395	$958,174	$124,553	$1,082,727
Net earnings	-	-	39,403	39,403	2,219	41,622
Other comprehensive loss	-	(619)	-	(619)	(80)	(699)
Common shares issued, net of withholding tax	(722)	-	-	(722)	-	(722)
Common shares in NQ plans	350	-	-	350	-	350
Stock-based compensation	3,169	-	-	3,169	-	3,169
Purchases and retirement of common shares	(7,245)	-	(60,203)	(67,448)	-	(67,448)
Cash dividends declared	-	-	(13,020)	(13,020)	-	(13,020)
Dividends to noncontrolling interest	-	-	-	-	(3,196)	(3,196)
Balance at November 30, 2017	$296,792	$(11,080)	$633,575	$919,287	$123,496	$1,042,783
Net earnings	-	-	79,088	79,088	(791)	78,297
Other comprehensive income	-	9,126	-	9,126	111	9,237
Common shares issued, net of withholding tax	581	-	-	581	-	581
Common shares in NQ plans	117	-	-	117	-	117
Stock-based compensation	3,212	-	-	3,212	-	3,212
Purchases and retirement of common shares	(4,831)	-	(42,587)	(47,418)	-	(47,418)
Cash dividends declared	-	-	(12,822)	(12,822)	-	(12,822)
Balance at February 28. 2018	$295,871	$(1,954)	$657,254	$951,171	$122,816	$1,073,987

The following table summarizes the changes in accumulated other comprehensive loss for the period presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges	Loss
(in thousands)
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive income (loss) before reclassifications	(8,813)	48	(4,495)	(13,260)
Reclassification adjustments to income (a)	-	-	(4,942)	(4,942)
Income taxes	-	(108)	2,209	2,101
Balance as of February 28, 2019	$(13,800)	$(16,131)	$(750)	$(30,681)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE O – Derivative Instruments and Hedging Activities.”

NOTE K – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2019, we granted non-qualified stock options covering a total of 95,600 common shares under our stock-based compensation plans.  The weighted average option price of $42.86 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-

pricing model, calculated at the grant date, was $12.55 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,200,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.01% - 2.16%
Expected volatility	33.04% - 33.60%
Risk-free interest rate	2.77% - 2.96%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 28, 2019, we granted an aggregate of 360,175 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $41.10 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $14,802,000 and will be recognized on a straight-line basis over the three-year service-based vesting period, net of any forfeitures.

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

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2019, 2020 and 2021.  These performance share awards will be paid, to the extent earned, in common shares of the Company in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the nine months ended February 28, 2019, we granted performance share awards covering an aggregate of 58,200 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,494,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE L – Income Taxes

Income tax expense for the nine months ended February 28, 2019 and 2018 reflected estimated annual effective income tax rates of 23.3% and 10.3%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2019 could be materially different from the forecasted rate as of February 28, 2019.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “TCJA”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime.  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. We recognized a provisional income tax benefit of $38,200,000 related to the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6,900,000 for the one-time mandatory deemed repatriation tax during fiscal 2018.  During the second quarter of fiscal 2019, we finalized the accounting for the TCJA and we made no material adjustments to these provisional amounts.

NOTE M – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$26,773	$79,088	$115,717	$164,025
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	56,478	60,383	57,650	61,451
Effect of dilutive securities	1,496	1,962	1,739	2,056
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	57,974	62,345	59,389	63,507

Basic earnings per share attributable to controlling interest	$0.47	$1.31	$2.01	$2.67
Diluted earnings per share attributable to controlling interest	$0.46	$1.27	$1.95	$2.58

Stock options covering 309,133 and 91,933 common shares for the three months ended February 28, 2019 and 2018, respectively, and 316,079 and 81,087 common shares for the nine months ended February 28, 2019 and 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been “anti-dilutive” for those periods.

NOTE N – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net sales
Steel Processing	$555,871	$518,113	$1,851,401	$1,599,994
Pressure Cylinders	290,690	295,506	885,490	866,179
Engineered Cabs	27,817	27,055	83,798	89,405
Other	3	983	25	5,582
Total net sales	$874,381	$841,657	$2,820,714	$2,561,160

Operating income (loss)
Steel Processing	$10,166	$31,125	$74,842	$105,127
Pressure Cylinders	18,953	17,530	48,444	52,663
Engineered Cabs	(3,787)	(4,083)	(11,469)	(6,031)
Other	645	(1,809)	935	(14,712)
Total operating income	$25,977	$42,763	$112,752	$137,047

Impairment of goodwill and long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	2,381	964
Engineered Cabs	-	-	-	-
Other	-	-	-	7,325
Total impairment of goodwill and long-lived assets	$-	$-	$2,381	$8,289

Restructuring and other expense (income), net
Steel Processing	$-	$(3)	$(9)	$(10,059)
Pressure Cylinders	(11,176)	-	(11,701)	2,365
Engineered Cabs	-	-	-	(78)
Other	-	-	-	379
Total restructuring and other income, net	$(11,176)	$(3)	$(11,710)	$(7,393)

	February 28,	May 31,
(in thousands)	2019	2018
Total assets
Steel Processing	$949,265	$999,238
Pressure Cylinders	1,117,303	1,147,268
Engineered Cabs	66,934	66,456
Other	433,791	408,825
Total assets	$2,567,293	$2,621,787

NOTE O – Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative instruments include interest rate risk, foreign currency exchange rate risk and commodity price risk.  While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting.  These derivative instruments are adjusted to current fair value through earnings at the end of each period.

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

Foreign Currency Exchange Rate Risk Management – We conduct business in several major international currencies and are, therefore, subject to risks associated with changing foreign currency exchange rates.  We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure.  Such contracts limit exposure to both favorable and unfavorable currency exchange rate fluctuations.  The translation of foreign currencies into U.S. dollars also subjects us to exposure related to fluctuating currency exchange rates; however, derivative instruments are not used to manage this risk.

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$57	Accounts payable	$1,679
	Other assets	6	Other liabilities	-
Totals		$63		$1,679

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$789	Accounts payable	$933
	Other assets	74	Other liabilities	-
		863		933
Foreign currency exchange contracts	Receivables	-	Accounts payable	15
Totals		$863		$948
Total derivative instruments		$926		$2,627

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $938,000 increase in receivables with a corresponding increase in accounts payable.

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

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at February 28, 2019:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$22,760	March 2019 - June 2020

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges for the periods presented:

				Location of
		Location of		Gain	Gain
		Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
	Gain (Loss)	Reclassified	Reclassified	Portion)	Portion)
	Recognized	from	from	and Excluded	and Excluded
	in OCI	AOCI	AOCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the three months
ended February 28, 2019:
Commodity contracts	$35	Cost of goods sold	$931	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(41)	Interest expense	-
Foreign currency exchange contracts	-	Miscellaneous income, net	(11)	Miscellaneous income, net	-
Totals	$35		$879		$-

For the three months
ended February 28, 2018:
Commodity contracts	$2,429	Cost of goods sold	$3,195	Cost of goods sold	$-
Interest rate contracts	21	Interest expense	(34)	Interest expense	-
Totals	$2,450		$3,161		$-

For the nine months
ended February 28, 2019:
Commodity contracts	$(4,495)	Cost of goods sold	$5,039	Cost of goods sold	$-
Interest rate contracts	-	Interest expense	(122)	Interest expense	-
Foreign currency exchange contracts	-	Miscellaneous income, net	25	Miscellaneous income, net	-
Totals	$(4,495)		$4,942		$-

For the nine months
ended February 28, 2018:
Commodity contracts	$8,243	Cost of goods sold	$13,000	Cost of goods sold	$-
Interest rate contracts	3,119	Interest expense	(425)	Interest expense	-
Totals	$11,362		$12,575		$-

The estimated net amount of the losses recognized in AOCI at February 28, 2019 expected to be reclassified into net earnings within the succeeding twelve months is $1,486,000 (net of tax of $484,000).  This amount was computed using the fair value of the cash flow hedges at February 28, 2019, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2019 and May 31, 2020.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2019:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$14,567	March 2019 - June 2020
Foreign currency exchange contracts	6,255	March 2019 - May 2019

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2019	2018
Commodity contracts	Cost of goods sold	$73	$1,787
Foreign currency exchange contracts	Miscellaneous income, net	(455)	32
Total		$(382)	$1,819

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2019	2018
Commodity contracts	Cost of goods sold	$(2,861)	$4,035
Foreign currency exchange contracts	Miscellaneous income, net	(3,144)	(157)
Total		$(6,005)	$3,878

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

Recurring Fair Value Measurements

At February 28, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$926	$-	$926
Total assets	$-	$926	$-	$926

Liabilities
Derivative instruments (1)	$-	$2,627	$-	$2,627
Total liabilities	$-	$2,627	$-	$2,627

At May 31, 2018, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$11,423	$-	$11,423
Total assets	$-	$11,423	$-	$11,423

Liabilities
Derivative instruments (1)	$-	$846	$-	$846
Total liabilities	$-	$846	$-	$846

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

Non-Recurring Fair Value Measurements

At February 28, 2019, there were no assets or liabilities measured at fair value on a non-recurring basis on our consolidated balance sheet.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $751,354,000 and $757,069,000 at February 28, 2019 and May 31, 2018, respectively. The carrying amount of long-term debt, including current maturities, was $749,486,000 and $750,368,000 at February 28, 2019 and May 31, 2018, respectively.

NOTE Q – Subsequent Events

On March 20, 2019, the Board of Directors of Worthington Industries, Inc. authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares available for repurchase to 10,000,000.

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

As of February 28, 2019, excluding our joint ventures, we operated 32 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

As of February 28, 2019, we held equity positions in nine joint ventures, which operated 49 manufacturing facilities worldwide.  Three of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income (loss) attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining six of these joint ventures are accounted for using the equity method.

Overview

Operating income for the current quarter was down $16.7 million, or 39% from the comparable prior year quarter, despite benefitting from a 4% increase in net sales and a net restructuring gain of $11.2 million.  The Company’s results continued to be impacted by fluctuating steel prices that have resulted from the ongoing steel tariffs, which have increased selling prices in Steel Processing but have created short-term margin pressure across most of our businesses.  The run-up in steel prices that began during the latter part of fiscal 2018 continued into the first quarter of fiscal 2019, reaching a peak of $918 per ton in July 2018, but have since receded to more normal levels.  The recent decline in steel prices led to significant inventory holding losses in the current quarter and also contributed to lower direct volume as customers delayed orders.  The steel tariffs have also resulted in lower scrap prices relative to the cost of steel, which also had a negative impact on direct spreads.

Higher material prices have also put pressure on margins in our Pressure Cylinders businesses as costs for both steel and helium increased during the quarter.  However, margins have begun to improve as the result of recent increase to selling prices and other cost mitigation efforts undertaken by the Company.  Pressure Cylinders results were also negatively impacted by a $13.0 million charge associated with a tank replacement program for certain composite hydrogen fuel tanks produced primarily between 2012 and 2015, as described further under Recent Business Developments.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter increased $1.1 million over the comparable prior year quarter due primarily to higher contributions from WAVE, up $2.3 million, partially offset by declines at Serviacero Worthington and ArtiFlex.  We received cash distributions from unconsolidated joint ventures of $21.4 million during the third quarter of fiscal 2019.

Recent Business Developments

•

During the third quarter of fiscal 2019, the Company repurchased a total of 800,000 common shares for $28.6 million at an average price of $35.72.  During the first nine months of fiscal 2019, the Company repurchased a total of 3,100,000 common shares for $129.0 million.

•

On June 1, 2018, the Company announced certain organizational changes within Pressure Cylinders resulting in the consolidation of the alternative fuels business into the industrial products business unit.

•

On July 31, 2018, the Company sold the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment manufacturing facilities to Palmer Mfg. & Tank Inc. for $20.3 million, net of selling costs resulting in a pre-tax restructuring gain of $2.0 million.

•

Following the retirement of Mark Russell, President and Chief Operating Officer (“COO”), and John Lamprinakos, President of Steel Processing, Andy Rose was named President and Geoff Gilmore was named Executive Vice President and COO.  Geoff will oversee both the Pressure Cylinders and Steel Processing businesses.  Joe Hayek replaced Any Rose as Chief Financial Officer.

•

In September 2018, the Company received a cash distribution of $35.0 million from WAVE representing the primary portion of its share of the proceeds received by Armstrong World Industries, Inc. (“AWI”) in connection with the pending sale of the combined international operations of WAVE and AWI.  The Company expects to receive total proceeds of approximately $45.0 million in connection with the sale transaction, subject to certain closing adjustments provided in the purchase agreement.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this pending sale.

•	In October 2018, the Company received a $25.0 million one-time special cash distribution from WAVE in connection with a financing transaction completed by WAVE in October 2018.
•

On December 31, 2018, the Pressure Cylinders segment sold the operating assets and real property related to its solder business to an affiliate of Lincoln Electric Holdings, Inc. (“Lincoln”) for $26.5 million, and subsequently sold certain brazing assets to Lincoln for an additional $1.1 million, resulting in a pre-tax net restructuring gain of $11.3 million.

•

In February 2019, our Structural Composite Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific composite hydrogen fuel tanks, and recorded a $13.0 million charge to costs of goods sold to reflect our estimated costs of replacing these tanks.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Contingent Liabilities and Commitments” for more information on the tank replacement program.

•

On March 20, 2019, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares available for repurchase to 10,000,000.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the third quarter of each of fiscal 2019 and fiscal 2018 is illustrated in the following chart:

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

Approximately 11% of the net sales of our Steel Processing operating segment and 33% of the net sales of our Engineered Cabs operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 28% and 67% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2019	2018	Inc / (Dec)	2019	2018	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	3.1%	2.4%	0.7%	2.9%	2.2%	0.7%
Hot-Rolled Steel ($ per ton) [2]	$725	$674	$51	$820	$629	$191
Detroit Three Auto Build (000's vehicles) [3]	1,973	2,050	(77)	6,259	6,306	(47)
No. America Auto Build (000's vehicles) [3]	3,962	3,952	10	12,505	12,432	73
Zinc ($ per pound) [4]	$1.16	$1.50	$(0.34)	$1.20	$1.40	$(0.20)
Natural Gas ($ per mcf) [5]	$3.27	$2.86	$0.41	$3.17	$2.93	$0.24
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.03	$2.99	$0.04	$3.19	$2.79	$0.40
Crude Oil - WTI ($ per barrel) [6]	$51.96	$61.33	$(9.37)	$62.32	$53.56	$8.76

[1]

2018 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2019 (first, second, and third quarters), fiscal 2018 and fiscal 2017:

	Fiscal Year
(Dollars per ton [1] )	2019	2018	2017
1st Quarter	$900	$604	$617
2nd Quarter	$836	$608	$511
3rd Quarter	$725	$674	$608
4th Quarter	N/A	$860	$636
Annual Avg.	$820	$687	$593

[1]	CRU Hot-Rolled Index, period average

No single customer contributed more than 10% of our consolidated net sales during the third quarter of fiscal 2019 or fiscal 2018.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the third quarter of fiscal 2019, vehicle production for the Detroit Three automakers was down 4%, while North American vehicle production as a whole was essentially flat relative to the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$874.4	100.0%	$841.7	100.0%	$32.7
Cost of goods sold	784.4	89.7%	714.7	84.9%	69.7
Gross margin	90.0	10.3%	127.0	15.1%	(37.0)
Selling, general and administrative expense	75.2	8.6%	84.3	10.0%	(9.1)
Restructuring and other income, net	(11.2)	-1.3%	-	0.0%	11.2
Operating income	26.0	3.0%	42.7	5.1%	(16.7)
Miscellaneous income, net	0.5	0.1%	1.6	0.2%	(1.1)
Interest expense	(9.3)	-1.1%	(9.8)	-1.2%	(0.5)
Equity in net income of unconsolidated affiliates (1)	20.8	2.4%	19.7	2.3%	1.1
Income tax benefit (expense)	(8.4)	-1.0%	24.1	2.9%	32.5
Net earnings	29.6	3.4%	78.3	9.3%	(48.7)
Net earnings (loss) attributable to noncontrolling interests	2.8	0.3%	(0.8)	-0.1%	3.6
Net earnings attributable to controlling interest	$26.8	3.1%	$79.1	9.4%	$(52.3)

(1) Equity in net income by unconsolidated affiliate
WAVE	$18.8		$16.5		$2.3
ClarkDietrich	1.8		1.5		0.3
Serviacero Worthington	0.5		1.3		(0.8)
ArtiFlex	(0.1)		0.7		(0.8)
Other	(0.2)		(0.3)		0.1
Total	$20.8		$19.7		$1.1

Net earnings attributable to controlling interest for the three months ended February 28, 2019 decreased $52.3 million from the comparable period in the prior year.  Net sales and operating highlights for the third quarter of fiscal 2019 were as follows:

•

Net sales increased $32.7 million over the comparable period in the prior year.  The increase was driven by higher average direct selling prices in Steel Processing, partially offset by lower direct volume in Steel Processing and the impact of current year divestitures in Pressure Cylinders.

•

Gross margin decreased $37.0 million from the comparable period in the prior year.  The decrease was primarily due to lower direct spreads in Steel Processing, down $21.2 million from the prior year, due in part to significant inventory holding losses over the prior year period, and a $13.0 million charge associated with the tank replacement program in Pressure Cylinders, as discussed in “Item 1. – Financial Statements – Notes to Consolidates Financial Statements – NOTE F – Contingent Liabilities and Commitments”.

•

Restructuring and other income, net totaled $11.2 million in the current period and resulted primarily from a net gain related to the sale of the solder business and certain brazing assets in our Pressure Cylinders business.  For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Restructuring and Other Income, Net”.

•

SG&A expense decreased $9.1 million from the comparable period in the prior year.  The decrease was due primarily to lower profit sharing and bonus accruals as a result of lower pre-tax earnings.  Overall, SG&A expense was 8.6% of consolidated net sales compared to 10.0% in the comparable period of the prior year.

•	Interest expense decreased $0.5 million from the comparable period in the prior year. The decrease was due primarily to lower average debt levels.
•

Equity income increased $1.1 million over the comparable period in the prior year, due primarily to higher contributions from WAVE which were $2.3 million higher than the prior year quarter primarily due to price increases, partially offset by declines at Serviacero Worthington and ArtiFlex.  We received cash distributions of $21.4 million from our unconsolidated affiliates during the quarter.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense was $8.4 million in the current quarter versus an income tax benefit of $24.1 million in the comparable period in the prior year.  The change was due primarily to the impact of the Tax Cuts and Jobs Act (“TCJA”) which resulted in a one-time tax benefit of $38.8 million.  Discrete items in the current quarter reduced income tax expense by $1.2 million.  The current quarter expense was calculated using an estimated annual effective income tax rate of 23.3% versus 10.3% in the prior year quarter.   For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$555.9	100.0%	$518.1	100.0%	$37.8
Cost of goods sold	516.1	92.8%	456.0	88.0%	60.1
Gross margin	39.8	7.2%	62.1	12.0%	(22.3)
Selling, general and administrative expense	29.6	5.3%	31.0	6.0%	(1.4)
Operating income	$10.2	1.8%	$31.1	6.0%	$(20.9)

Material cost	$430.8		$365.4		$65.4
Tons shipped (in thousands)	840		890		(50)

Net sales and operating highlights for the third quarter of fiscal 2019 were as follows:

•

Net sales increased $37.8 million over the comparable period in the prior year, driven by higher average direct selling prices, which increased net sales by $67.1 million, partially offset by lower direct volume.  The mix of direct versus toll tons processed was 57% to 43% in both the current and prior year quarters.

•

Operating income decreased $20.9 million from the comparable period in the prior year on lower direct spreads, down $21.2 million from the prior year, due in part to significant inventory holding losses, combined with lower direct volume. Direct spreads have also been negatively impacted by lower scrap prices relative to the cost of steel resulting from the steel tariffs.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$290.7	100.0%	$295.5	100.0%	$(4.8)
Cost of goods sold	240.4	82.7%	231.4	78.3%	9.0
Gross margin	50.3	17.3%	64.1	21.7%	(13.8)
Selling, general and administrative expense	42.5	14.6%	46.5	15.7%	(4.0)
Restructuring and other income, net	(11.2)	-3.9%	-	0.0%	11.2
Operating income	$19.0	6.5%	$17.6	6.0%	$1.4

Material cost	$135.2		$132.9		$2.3

Net sales by principal class of products:
Consumer products	$118.0		$114.2		$3.8
Industrial products	148.0		158.3		(10.3)
Oil & gas equipment	24.7		23.0		1.7
Total Pressure Cylinders	$290.7		$295.5		$(4.8)

Units shipped by principal class of products:
Consumer products	17,718,604		17,684,889		33,715
Industrial products	3,576,129		4,254,510		(678,381)
Oil & gas equipment	319		580		(261)
Total Pressure Cylinders	21,295,052		21,939,979		(644,927)

Net sales and operating highlights for the third quarter of fiscal 2019 were as follows:

•

Net sales decreased $4.8 million from the comparable period in the prior year, due primarily to the impact of divestitures of $11.7 million and lower volume in the industrial products business, partially offset by higher average selling prices and higher volumes in the consumer products business.

•

Operating income of $19.0 million increased $1.4 million over the comparable period in the prior year.  The increase was the result of an $11.2 million net restructuring gain, primarily related to the sale of the Company’s solder business and certain brazing assets, combined with improvements in the oil & gas business, which were almost offset by the $13.0 million charge for the tank replacement program and the impact of lower volumes in the industrial products business and increased input costs in the consumer products business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Three Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$27.8	100.0%	$27.0	100.0%	$0.8
Cost of goods sold	27.4	98.6%	26.7	98.9%	0.7
Gross margin	0.4	1.4%	0.3	1.1%	0.1
Selling, general and administrative expense	4.2	15.1%	4.4	16.3%	(0.2)
Operating loss	$(3.8)	-13.7%	$(4.1)	-15.2%	$0.3

Material cost	$12.3		$12.9		$(0.6)

Net sales and operating highlights for the third quarter of fiscal 2019 were as follows:

•	Net sales increased $0.8 million over the comparable period in the prior year on higher average selling prices partially offset by lower volume from the final exit of lower margin business.
•	Operating loss of $3.8 million was $0.3 million less than the comparable period in the prior year primarily due to lower profit sharing and bonus accruals.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including costs associated with our captive insurance company.  The Other category also includes the results of our former Worthington Energy Innovations, LLC (“WEI”) operating segment, on a historical basis, through March 31, 2018.  The following table presents a summary of operating results for the Other Category for the periods indicated:

	Three Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$-	-	$1.0	100.0%	$(1.0)
Cost of goods sold	0.5	-	0.4	40.0%	0.1
Gross margin (loss)	(0.5)	-	0.6	60.0%	(1.1)
Selling, general and administrative expense	(1.1)	-	2.4	240.0%	(3.5)
Operating income (loss)	$0.6	-	$(1.8)	-180.0%	$2.4

Operating highlights for the third quarter of fiscal 2019 were as follows:

•

Operating income of $0.6 million represented an improvement of $2.4 million from the $1.8 million operating loss for the comparable period in the prior year when there was higher SG&A expense due to an increase in non-allocated corporate costs.

Nine Months Year-to-Date – Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Nine Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$2,820.7	100.0%	$2,561.2	100.0%	$259.5
Cost of goods sold	2,466.7	87.4%	2,161.3	84.4%	305.4
Gross margin	354.0	12.6%	399.9	15.6%	(45.9)
Selling, general and administrative expense	250.5	8.9%	262.0	10.2%	(11.5)
Impairment of goodwill and long-lived assets	2.4	0.1%	8.3	0.3%	(5.9)
Restructuring and other income, net	(11.7)	-0.4%	(7.4)	-0.3%	4.3
Operating income	112.8	4.0%	137.0	5.3%	(24.2)
Miscellaneous income, net	2.1	0.1%	3.2	0.1%	(1.1)
Interest expense	(28.5)	-1.0%	(28.6)	-1.1%	(0.1)
Equity in net income of unconsolidated affiliates (1)	71.9	2.5%	63.5	2.5%	8.4
Income tax expense	(34.0)	-1.2%	(7.1)	-0.3%	26.9
Net earnings	124.3	4.4%	168.0	6.6%	(43.7)
Net earnings attributable to noncontrolling interests	8.6	0.3%	4.0	0.2%	4.6
Net earnings attributable to controlling interest	$115.7	4.1%	$164.0	6.4%	$(48.3)

(1) Equity in net income by unconsolidated affiliate
WAVE	$59.2		$52.5		$6.7
ClarkDietrich	4.8		2.6		2.2
Serviacero Worthington	6.8		5.8		1.0
ArtiFlex	1.1		3.0		(1.9)
Other	-		(0.4)		0.4
Total	$71.9		$63.5		$8.4

Net earnings attributable to controlling interest for the nine months ended February 28, 2019 decreased $48.3 million from the comparable period in the prior year.  Net sales and operating highlights for the nine months ended February 28, 2019 were as follows:

•

Net sales increased $259.5 million over the comparable period in the prior year.  The increase was driven by higher average selling prices in Steel Processing, which increased net sales by $247.6 million.  The remaining increase was driven primarily by the combination of higher average selling prices and a favorable product mix in Pressure Cylinders, partially offset by lower volume at both Pressure Cylinders and Engineered Cabs.

•

Gross margin decreased $45.9 million from the comparable period in the prior year.  The decrease was primarily due to lower direct spreads in Steel Processing and a lower overall contribution from Pressure Cylinders as a result of costs associated with the tank replacement program, lower volume in the industrial products business and higher material and conversion costs in the consumer products business.  Higher conversion costs and lower scrap prices relative to the price of steel, resulting from the ongoing steel tariffs, continued to have a negative impact on direct spreads.

•	SG&A expense decreased $11.5 million from the comparable prior year period. The decrease was driven by lower profit sharing and bonus accruals as a result of lower pre-tax earnings.
•

Impairment and restructuring activity combined to increase operating income by $10.2 million over the comparable period in the prior year.  The increase was driven by the net restructuring gain realized in the current year, primarily as a result of the sale of the solder business and certain brazing assets within Pressure Cylinders, partially offset by lower impairment charges.  Current year impairment charges of $2.4 million related to the Company’s cryogenics business in Turkey, which is in the process of being sold.  Impairment charges in the prior year period related primarily to the former WEI operating segment, which was sold in fiscal 2018.

•

Equity income increased $8.4 million over the comparable period in the prior year due primarily to higher contributions from WAVE and ClarkDietrich.  WAVE’s contribution to equity income was $6.7 million higher than the prior year period, which had included catch-up allocations related to a new cost-sharing agreement between Worthington and Armstrong and resulted in a $3.6 million reduction in equity income.  The remaining increase was the result of price increases, partially offset by lower volumes.  Equity income at ClarkDietrich was $2.2 million higher than the comparable prior year period primarily as a result of price increases, partially offset by higher material and conversion costs.  We received distributions of $131.9 million from our unconsolidated affiliates during the nine months ended February 28, 2019, including $60.0 million of one-time special distributions from WAVE.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates”.

•

Income tax expense increased $26.9 million from the comparable period in the prior year due primarily to the impact of discrete items, partially offset by lower earnings and a lower statutory federal corporate income tax rate associated with the TCJA.   The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The current period tax expense was calculated using an estimated annual effective income tax rate of 23.3% versus 10.3% in the prior year comparable period.  Discrete items in the nine months ended February 28, 2019 decreased income tax expense by $3.3 million, including $2.4 million associated with share-based payment awards.  Discrete items in the prior comparable period included (i) a provisional income tax benefit of $41.1 million for the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6.8 million for the one-time mandatory deemed repatriation tax, both of which were associated with the TCJA, (ii) a net benefit of $3.8 million related to the AMTROL acquisition, and (iii) a $3.2 million benefit associated with share-based payment awards. For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE L – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Nine Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$1,851.4	100.0%	$1,600.0	100.0%	$251.4
Cost of goods sold	1,672.9	90.4%	1,403.9	87.7%	269.0
Gross margin	178.5	9.6%	196.1	12.3%	(17.6)
Selling, general and administrative expense	103.7	5.6%	101.1	6.3%	2.6
Restructuring and other income, net	-	0.0%	(10.1)	-0.6%	(10.1)
Operating income	$74.8	4.0%	$105.1	6.6%	$(30.3)

Material cost	$1,391.8		$1,124.9		$266.9
Tons shipped (in thousands)	2,774		2,780		(6)
Net sales and operating highlights for the nine months ended February 28, 2019 were as follows:

•

Net sales increased $251.4 million over the comparable period in the prior year driven by higher average selling prices, which increased net sales by $247.6 million, and higher tolling volume.  The mix of direct versus toll tons processed was 57% to 43% in both the current and prior year periods.

•

Operating income decreased $30.3 million from the comparable period in the prior year when the sale of the Company’s former stainless steel business, Precision Specialty Metals, Inc. (“PSM”) real estate resulted in a net restructuring gain of $10.1 million.  Excluding the restructuring gain, operating income was down $20.2 million from the comparable period in the prior year, driven primarily by lower direct spreads, down approximately $21.2 million due to higher freight and conversion costs as well as the impact of lower scrap prices relative to the price of steel as a result of the ongoing steel tariffs.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Nine Months Ended February 28,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$885.5	100.0%	$866.2	100.0%	$19.3
Cost of goods sold	712.3	80.4%	671.9	77.6%	40.4
Gross margin	173.2	19.6%	194.3	22.4%	(21.1)
Selling, general and administrative expense	134.1	15.1%	138.3	16.0%	(4.2)
Impairment of long-lived assets	2.4	0.3%	1.0	0.1%	1.4
Restructuring and other (income) expense, net	(11.7)	-1.3%	2.3	0.3%	14.0
Operating income	$48.4	5.5%	$52.7	6.1%	$(4.3)

Material cost	$407.4		$383.5		$23.9

Net sales by principal class of products:
Consumer products	$352.0		$346.1		$5.9
Industrial products	452.9		447.4		5.5
Oil & gas equipment	80.6		72.7		7.9
Total Pressure Cylinders	$885.5		$866.2		$19.3

Units shipped by principal class of products:
Consumer products	52,428,516		53,537,812		(1,109,296)
Industrial products	10,807,688		12,163,264		(1,355,576)
Oil & gas equipment	1,257		2,002		(745)
Total Pressure Cylinders	63,237,461		65,703,078		(2,465,617)

Net sales and operating highlights for the nine months ended February 28, 2019 were as follows:

•	Net sales increased $19.3 million over the comparable period in the prior year. The increase was driven by higher average selling prices and favorable product mix across all the businesses.
•

Operating income decreased $4.3 million from the comparable period in the prior year.  The decrease was driven by the $13.0 million charge related to the tank replacement program, lower volumes and higher input costs in the industrial products business and higher input and conversion costs in the consumer products business, partially offset by a net restructuring gain of $11.7 million primarily related to the sale of the Company’s solder business and certain brazing assets and improvements in the oil & gas equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Nine Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$83.8	100.0%	$89.4	100.0%	$(5.6)
Cost of goods sold	82.1	98.0%	82.6	92.4%	(0.5)
Gross margin	1.7	2.0%	6.8	7.6%	(5.1)
Selling, general and administrative expense	13.2	15.8%	12.9	14.4%	0.3
Restructuring and other income	-	0.0%	(0.1)	-0.1%	0.1
Operating loss	$(11.5)	-13.7%	$(6.0)	-6.7%	$(5.5)

Material cost	$37.2		$42.1		$(4.9)

Net sales and operating highlights for the nine months ended February 28, 2019 were as follows:

•	Net sales decreased $5.6 million from the comparable period in the prior year on lower volume following the final exit of lower margin business, partially offset by higher average selling prices.
•

Operating loss increased $5.5 million over the comparable period in the prior year primarily due to lower volume following the final exit of lower margin business and start-up costs associated with a new fabricated products operation.

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

	Nine Months Ended February 28,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$-	-	$5.6	100.0%	$(5.6)
Cost of goods sold	(0.6)	-	2.9	51.8%	(3.5)
Gross margin	0.6	-	2.7	48.2%	(2.1)
Selling, general and administrative expense	(0.3)	-	9.7	173.2%	(10.0)
Impairment of goodwill and long-lived assets	-	-	7.3	130.4%	(7.3)
Restructuring and other expense	-	-	0.4	7.1%	(0.4)
Operating income (loss)	$0.9	-	$(14.7)	-262.5%	$15.6

Operating highlights for the nine months ended February 28, 2019 were as follows:

•

Operating income of $0.9 million represented an improvement of $15.6 million from the $14.7 million operating loss for the comparable period in the prior year when the Company recorded a $7.3 million impairment charge related to its former WEI business and had higher SG&A expense within the Other category due to an increase in non-allocated corporate costs.

Liquidity and Capital Resources

During the nine months ended February 28, 2019, we generated $127.2 million of cash from operating activities, received $48.3 million in proceeds from asset sales, net of selling costs, invested $60.6 million in property, plant and equipment, received $56.7 million in excess distributions from WAVE, and paid dividends of $39.4 million on our common shares.  Additionally, we paid $129.0 million to repurchase 3,100,000 of our common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended February 28,
(in millions)	2019	2018
Net cash provided by operating activities	$127.2	$202.6
Net cash provided (used) by investing activities	44.4	(323.6)
Net cash used by financing activities	(180.5)	(9.7)
Decrease in cash and cash equivalents	(8.9)	(130.7)
Cash and cash equivalents at beginning of period	122.0	278.1
Cash and cash equivalents at end of period	$113.1	$147.4

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

Net cash provided by operating activities was $127.2 million during the nine months ended February 28, 2019 compared to $202.6 million in the comparable period of fiscal 2018. The decrease was driven primarily by changes in working capital and the impact of lower earnings.

Investing Activities

Net cash provided by investing activities was $44.4 million during the nine months ended February 28, 2019 compared to a net cash outflow of $323.6 million in the comparable prior year period.  The change from the prior year period was driven primarily by the acquisition of AMTROL on June 2, 2017, which reduced cash by $285.0 million, net of cash acquired.  We received $48.3 million in proceeds from asset sales, net of selling costs, primarily from the sale of two oil & gas equipment manufacturing facilities and the solder business and certain brazing assets compared to $16.7 million in proceeds from asset sales, net of selling costs, in the comparable period in the prior year.  We also received $56.7 million of excess distributions from WAVE during the first nine months of fiscal 2019 driven by a $35.0 million special distribution related to the pending sale of the international operations and a $25.0 million special distribution in connection with a financing transaction.

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

Financing Activities

Net cash used by financing activities was $180.5 million during the nine months ended February 28, 2019 compared to $9.7 million in the comparable prior year period.  The change from the prior year period was driven primarily by the issuance of $200.0 million aggregate principal amount of senior unsecured notes on July 28, 2017, partially offset by lower share repurchases in the current year.

Long-term debt and short-term borrowings – As of February 28, 2019, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at February 28, 2019 were unchanged from those reported as of May 31, 2018.

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.23 per common share for the third quarter of fiscal 2019 compared to $0.21 per common share for the third quarter of fiscal 2018.  Dividends paid on our common shares totaled $39.4 million and $38.8 million during the nine months ended February 28, 2019 and 2018, respectively.  On March 20, 2019, the Worthington Industries Board declared a quarterly dividend of $0.23 per share payable on June 28, 2019, to shareholders of record on June 14, 2019.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  These shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  As of February 28, 2019, 3,400,000 shares remained available for repurchase.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares available for repurchase to 10,000,000.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of February 28, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $7.6 million at February 28, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous accounting guidance.  The new accounting guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings.  The scoping and diagnostic phases of the implementation of this new accounting guidance have been completed.  We are continuing to evaluate the components and criteria of existing leases and reviewing contracts and agreements to identify items that may meet the definition of a lease under the new accounting guidance.  We have procured a third-party software to track and manage our leases and are getting ready to start the process of importing lease data into the software.  While we are in the process of evaluating the effect this new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities; however, we do not expect it to have a material impact on the consolidated statements of earnings..

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2019).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2019) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended February 28, 2019:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1- 31, 2019	328,000	$34.99	328,000	3,872,000
January 1- 31, 2019	472,000	36.22	472,000	3,400,000
February 1- 28, 2019	-	-	-	3,400,000
Total	800,000	$35.72	800,000
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under this authorization.  A total of 3,428,855 common shares have been repurchased under this authorization, leaving 3,400,000 common shares available for repurchase at February 28, 2019.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares available for repurchase to 10,000,000.  Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Amendment No. 10, dated as of January 14, 2019, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various Remaining Originators listed therein, Worthington Industries Engineered Cabs, Inc., Worthington Industries Engineered Cabs, LLC, Amtrol Inc., Westerman, Inc. and Worthington Receivables Corporation *

10.2

Amendment No. 20 to Receivables Purchase Agreement, dated as of January 14, 2019, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator *

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2019 and May 31, 2018;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2019 and 2018;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2019 and 2018; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2019	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)