Form 10-K
period 2019-05-31
WORTHINGTON INDUSTRIES INC
filed 2019-07-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to  _______

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1189815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:            (614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	WOR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☑      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates of the Registrant, based on the closing price of the Common Shares on the New York Stock Exchange on November 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,633,376,617.  For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  On July 23, 2019, the number of Common Shares issued and outstanding was 56,356,576.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 25, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

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
•

the ability to make acquisitions and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;

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

PART I

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.

Worthington is headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210.  The common shares of Worthington Industries are traded on the New York Stock Exchange under the symbol WOR.

Worthington Industries maintains an Internet web site at www.worthingtonindustries.com.  This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Worthington Industries’ web site into this Annual Report on Form 10-K.  Worthington Industries’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive proxy materials for annual meetings of shareholders filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through the Worthington Industries web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Segments

As of May 31, 2019, we, together with our unconsolidated affiliates, operated 77 manufacturing facilities in 22 states and 11 countries.  Thirty-one of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company.  The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of three primary operating segments which correspond with our reportable business segments: Steel Processing; Pressure Cylinders; and Engineered Cabs. The Steel Processing operating segment consists of the Worthington Steel business unit (“Worthington Steel”) which operates eight manufacturing facilities; and three consolidated joint ventures: Spartan Steel Coating, LLC (“Spartan”), which operates a cold-rolled, hot-dipped galvanizing line in Monroe, Michigan; TWB Company, L.L.C. (“TWB”), which operates nine laser welded blank facilities and is headquartered in Monroe, Michigan; and Worthington Specialty Processing (“WSP”), which processes wide-sheet steel for the auto industry and operates three facilities in Michigan.  The Pressure Cylinders operating segment consists of the Worthington Cylinders business unit (“Worthington Cylinders”), and operates 19 manufacturing facilities. The Engineered Cabs operating segment consists of the Worthington Industries Engineered Cabs business unit (“Engineered Cabs”), which operates four manufacturing facilities.

We hold equity positions in nine joint ventures, which are further discussed in the Joint Ventures section below.  Of these, Spartan, TWB and WSP are consolidated with their operating results reported within our Steel Processing operating segment.

During the fiscal year ended May 31, 2019 (“fiscal 2019”), the Steel Processing, Pressure Cylinders and Engineered Cabs operating segments served approximately 800, 4,500, and 65 customers, respectively, located primarily in the United States.  International operations accounted for approximately 5% of our consolidated net sales during fiscal 2019 and were comprised primarily of sales to customers in Europe.  No single customer accounted for over 10% of our consolidated net sales in fiscal 2019.

Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note O – Segment Data” of this Annual Report on Form 10-K for a full description of our reportable business segments.

Recent Developments

In November, 2017, our joint venture Worthington Armstrong Venture (“WAVE”) agreed to sell its business and operations in Europe and Asia, to Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  The sale is part of a broader transaction involving the other party in the joint venture and does not include the WAVE businesses and operations in the Americas.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2019.  During the first quarter of fiscal 2019, the parties agreed to extend the date by which certain competition clearance conditions were to be satisfied per the original purchase agreement.  In exchange, Knauf Group irrevocably agreed to fund the purchase price which was received by AWI in two distributions, the first on August 1, 2018, and the balance on September 15, 2018.   For further information refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

On July 31, 2018, the Company sold its Garden City, Kansas and Dickinson, North Dakota oil & gas equipment manufacturing facilities to Palmer Mfg. & Tank Inc. for $20.3 million, net of selling costs, resulting in a pre-tax gain of $2.0 million recorded in restructuring and other expense (income), net.

During fiscal 2019, the Company announced the following personnel changes:

•	On August 22, 2018, B. Andrew ‘Andy’ Rose was named President and Geoffrey G. Gilmore was named Executive Vice President and Chief Operating Officer (“COO”). Mark Russell, President and COO, retired.
•	On September 10, 2018, John Lamprinakos, President of Steel Processing, retired.
•	On September 12, 2018, Catherine M. Lyttle was named Senior Vice President and Chief Human Resources Officer.
•	On November 1, 2018, Joseph B. Hayek was named Vice President and Chief Financial Officer (“CFO”).
•	On May 1, 2019, Eric M. Smolenski was named President of Pressure Cylinders and Jeff R. Klingler was named President of Steel Processing.

On December 31, 2018, the Pressure Cylinders segment sold the operating assets and real property related to its solder business to an affiliate of Lincoln Electric Holdings, Inc. (“Lincoln”) for $26.5 million, and subsequently sold certain brazing assets to Lincoln for an additional $1.1 million, resulting in a pre-tax gain of $11.3 million recorded in restructuring and other expense (income), net.

In February 2019, our Structural Composite Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific composite hydrogen fuel tanks, and recorded a $13.0 million charge to costs of goods sold to reflect our estimated costs of replacing these tanks.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – NOTE F – Contingent Liabilities and Commitments” for more information on the tank replacement program.

On March 20, 2019, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of common shares then available for repurchase to 10,000,000.  The total number of common shares available to repurchase under these authorizations at May 31, 2019 is 9,000,000.  During fiscal 2019, we purchased 4,100,000 common shares having an aggregate cost of $168.1 million compared to 4,375,000 common shares having an aggregate cost of $204.3 million in fiscal 2018.

On May 1, 2019, Worthington’s Pressure Cylinder business unit acquired the net assets of Magna Industries Inc., a manufacturer of hand-held torches and certain tools used primarily in plumbing.  The purchase price was $13.5 million including contingent consideration related to an earn-out provision tied to future performance.

Steel Processing

Our Steel Processing reportable segment consists of the Worthington Steel business unit, and our consolidated joint ventures, Spartan, TWB and WSP.  It also included Worthington Steelpac Systems, LLC (“Packaging Solutions”), which designs and manufactures recyclable steel packaging solutions for the movement of products, through May 31, 2017.  For fiscal 2019, fiscal 2018 and fiscal 2017, the percentage of our consolidated net sales generated by the Steel Processing operating segment was approximately 65%, 63% and 69%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States.  It occupies a niche in the steel industry by focusing on products requiring exact specifications.  These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

As of May 31, 2019, the Steel Processing reportable segment, including Spartan, TWB, and WSP, operated 21 manufacturing facilities located in Ohio (5), Michigan (5), Mexico (4), Tennessee (2), Alabama (1), Indiana (1), Kentucky (1), New York (1), and Canada (1).

Our Steel Processing reportable segment serves approximately 800 customers, principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets.  The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  For fiscal 2019, Steel Processing’s top three customers represented approximately 31% of the operating segment’s total net sales.

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

The steel processing industry is fragmented and highly competitive.  There are many competitors, including other independent intermediate processors.  Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (see the Technical Services section below).  However, the extent to which technical service and support capability has improved Steel Processing’s competitive position has not been quantified.  Steel Processing’s ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another.  The extent to which plant location has impacted Steel Processing’s competitive position has not been quantified.  Processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the United States and abroad.

Effective in the first quarter of fiscal 2018, the operations of Packaging Solutions were realigned, moving from the Steel Processing reportable segment to the Engineered Cabs reportable segment.

Pressure Cylinders

The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit. The percentage of our consolidated net sales generated by Pressure Cylinders was approximately 32%, 34% and 28% in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  The results of New AMTROL Holdings, Inc. and its subsidiaries (collectively “AMTROL”) have been consolidated within Pressure Cylinders since its acquisition on June 2, 2017.

Our Pressure Cylinders reportable segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuel cylinders, cryogenic equipment and systems and services for handling liquid gases, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuels includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks. Cryogenic equipment and systems include LNG systems for marine and mining applications, liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare markets, and tanks and trailers for liquefied nitrogen, oxygen, argon, hydrogen, and natural gas. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches, Balloon Time® helium-filled balloon kits, plumbing tools, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers, retailers and distributors.

•

Oil & Gas Equipment:  This market sector includes steel storage tanks, separation equipment, processing equipment and other products primarily used in the oil and gas markets. This market sector also includes hoists and other marine products which are used principally in shipyard lift systems.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment served approximately 4,500 customers during fiscal 2019.  No single customer represented greater than 10% of net sales for the Pressure Cylinders operating segment during fiscal 2019.

The Pressure Cylinders reportable segment, operates 19 manufacturing facilities located in Alabama, California, Kansas, Kentucky, Maryland, Ohio (5), Oklahoma, Rhode Island, Utah, Wisconsin, Austria, Poland (2), Portugal and Turkey.

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

The Company uses the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “BERNZOMATIC®” to market certain fuel cylinders and hand held torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; the registered trademark “Mag-Torch®” to market certain hand-held torches; the registered trademark “Superior Tool®” to market certain tools used primarily in plumbing; the registered trademarks “Therm-X-Trol®” and “Extrol®” to market thermal expansion tanks; the registered trademarks “Well X Trol®”, “Champion®”, and “Wel-Flo and Design®” to market well tanks; and the registered trademarks “Hydromax®” and “Boilermate®” to market indirect fired water heaters.

Engineered Cabs

The Engineered Cabs reportable segment consists of the Worthington Industries Engineered Cabs business unit and, effective June 1, 2017, our Packaging Solutions business.  For each of fiscal 2019, fiscal 2018 and fiscal 2017, the percentage of our consolidated net sales generated by the Engineered Cabs operating segment was approximately 3%.

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

In addition to its engineered cab products, this operating segment has the capability to provide a full suite of complementary products such as machined structural components, complex and painted weldments, and engine doors.  Engineered Cabs has the manufacturing capability for metal laser cutting, metal bending and forming, roll-form tube curving and bending, machining, welding – robotic and manual, automated product cleaning and E-coating, top coat painting and assembly.

Engineered Cabs produces products for approximately 100 different equipment platforms for approximately 65 customers. For fiscal 2019, Engineered Cabs’ top three customers represented approximately 45% of the operating segment’s total net sales.  Its production levels can range from small and medium production volumes through high volume productions.

Engineered Cabs competes with a limited number of large non-captive producers of engineered cabs in the United States, and numerous other suppliers who can perform various functions supplied by the Company.  Many customers can also produce operator cabs in-house.  The Company’s competitive strengths include design and engineering capabilities as well as broad manufacturing capabilities, often providing a fully-integrated complete cab at a more effective cost than customers can produce in-house.  Competitive drivers are related to innovation, quality, delivery and service.

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

Segment Financial Data

Financial information for the reportable business segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note O – Segment Data”.

Financial Information About Geographic Areas

For fiscal 2019, our international operations represented 5% of our consolidated net sales, and 6% of our net earnings attributable to controlling interest and 13% of our consolidated net assets at May 31, 2019.  During fiscal 2019, fiscal 2018 and fiscal 2017, we had consolidated operations in Austria, Canada, Mexico, Poland, Portugal, Turkey and the United States.  During these same three fiscal years, our unconsolidated joint ventures had operations in China, France, Mexico, the United Kingdom and the United States.  As noted in the Recent Developments section above, our WAVE joint venture has agreed to sell its business and operations in Europe and Asia.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2019.  Summary information about our foreign operations, including net sales and fixed assets by geographic region, is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note A – Summary of Significant Accounting Policies – Risks and Uncertainties” and “Note O – Segment Data” of this Annual Report on Form 10-K.

Suppliers

The primary raw material purchased by Worthington is steel.  We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign.  The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered.  In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business.  During fiscal 2019, we purchased approximately 2.6 million tons of steel (72% hot-rolled, 12% cold-rolled and 16% galvanized) on a consolidated basis.

In the Steel Processing operating segment, steel is primarily purchased and processed based on specific customer orders.  The Pressure Cylinders and Engineering Cabs operating segments purchase steel to meet production schedules.  For certain raw materials, there are more limited suppliers -- for example, helium and zinc, which are generally purchased at market prices.  Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply.  Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices.  Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly).  During fiscal 2019, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Holding Corporation; ArcelorMittal; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”).  Major suppliers of aluminum to the Pressure Cylinders operating segment in fiscal 2019 were, in alphabetical order:  Arconic Inc.; DK Resources Limited; Geumsan Tech; Meyer Aluminum; Novelis Corporation; Sapa Group and Shanghai Everskill.  Major suppliers of zinc to the Steel Processing operating segment in fiscal 2019 were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; and Teck Resources Limited.  Approximately 31.5 million pounds of zinc and 6.1 million pounds of aluminum were purchased in fiscal 2019.  We believe our supplier relationships are favorable.

Technical Services

We employ a staff of engineers and other technical personnel, and we maintain fully equipped laboratories to support operations.  These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products.  Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs.  Engineers at Engineered Cabs design cabs and cab manufacturing processes according to applicable industry standards. To provide these services, we conduct developmental engineering with respect to product characteristics, requirements and performance.  Laboratory facilities also perform metallurgical and chemical testing as dictated by the regulations of the United States Department of Transportation, Transport Canada, and other associated agencies, along with International Organization for Standardization (ISO), ASTM International, and other customer and industry specific requirements.  An IASI (International Accreditations Service, Incorporated) accredited product material testing laboratory supports some of these efforts.

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

Employees

As of May 31, 2019, we had approximately 12,000 employees, including those employed by our unconsolidated joint ventures.  Approximately 8% of our consolidated labor force is represented by collective bargaining units.  Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2019, we participated in three consolidated and six unconsolidated joint ventures.

Consolidated

The results of the following three consolidated joint ventures have been consolidated with the financial results of the Company since the respective dates on which the Company acquired majority ownership or effective control.  The equity owned by the other joint venture members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.  The financial results of all of our consolidated joint ventures are consolidated within the Steel Processing operating segment.

•

Spartan is a 52%-owned consolidated joint venture with AK Steel Corporation, located in Monroe, Michigan. It operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry.

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of Baoshan Iron & Steel Co., Ltd. (“Bao”). TWB is a leading North American supplier of laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars.  TWB operates facilities in Monroe, Michigan; Glasgow, Kentucky; Antioch and Smyrna, Tennessee; Puebla, Escobedo (Monterrey), Hermosillo and Silao, Mexico; and Cambridge, Ontario, Canada.

•

WSP, a 51%-owned joint venture with a subsidiary of U.S. Steel, operates three steel processing facilities located in Canton, Jackson and Taylor, Michigan, which are managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. WSP’s services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing.

Unconsolidated

•

ArtiFlex Manufacturing, LLC (“ArtiFlex”), a 50%-owned joint venture with ITS-H Holdings, LLC, provides an integrated solution for engineering, tooling, stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates five manufacturing facilities: three in Michigan and two in Ohio.

•

Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a 25%-owned joint venture with CWBS-MISA, Inc., is an industry leader in the manufacture and supply of light gauge steel framing products in the United States.  ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, vinyl and finishing products used primarily in residential and commercial construction.  This joint venture operates 13 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland and Missouri and two each in California, Florida, Ohio, and Texas.

•	Samuel Steel Pickling Company (“Samuel”), a 31.25%-owned joint venture with Samuel Manu-Tech Pickling Inc., operates two steel pickling facilities in Ohio.
•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three steel processing facilities in Mexico, one each in Leon, Queretaro and Monterrey. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

•

WAVE, a 50%-owned joint venture with Armstrong Ventures, Inc., a subsidiary of AWI, is one of the two largest global manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets.  It competes with the one other global manufacturer and numerous regional manufacturers.  WAVE operates nine facilities in five countries: Cerritos, California; Alpharetta, Georgia; Aberdeen, Maryland; Benton Harbor, Michigan; North Las Vegas, Nevada; Qingpu, Shanghai, China; Team Valley, United Kingdom; Prouvy, France; and Marval, Pune, India.  As noted in the Recent Developments section above, our joint venture WAVE entered into an agreement to sell its business and operations in Europe and Asia.  The transaction is subject to regulatory approvals and other customary closing conditions and is anticipated to close before the end of calendar 2019.

•

Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd., a 10%-owned unconsolidated joint venture with a subsidiary of NIPPON STEEL NISSHIN CO., LTD. and Marubeni-Itochu Steel Inc., operates one steel processing facility in Pinghu City, Zhejiang, China.

See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K for additional information about our unconsolidated joint ventures.

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

Risks Related to Our Business

General Economic or Industry Downturns and Weakness

Our industries are cyclical and weakness or downturns in the general economy or certain industries could have an adverse effect on our business.  If the domestic or global economies, or certain industry sectors of those economies that are key to our sales, contract or deteriorate, it could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

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

Volatility in the prices of natural gas and/or oil may adversely affect the demand for products in our oil and gas equipment business.  Volatility or weakness in oil prices or natural gas prices, or the perception of future price weakness, affects the spending patterns of our customers within the oil and gas equipment business and the demand for our products.  This has resulted and may continue to result in the drilling of fewer wells and lower production spending on existing wells, lowering demand for our oil and gas equipment products and negatively impacting our results of operations and financial condition.  Likewise, recent downturns in the oil industry have limited, and may continue to limit, the number of vehicles changing from gasoline as a fuel to CNG, propane or alternative fuels which could negatively impact demand for our alternative fuel cylinders.

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

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers.  Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

The costs of manufacturing our products and our ability to meet our customers’ demands could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.  If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc, copper or helium, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately preceding paragraph or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue.

An increase in the spread between the price of steel and steel scrap prices can have a negative impact on our margins.  No matter how efficient, our operations which use steel as a raw material, create some amount of scrap.  The expected price of scrap compared to the price of the steel raw material is generally factored into pricing.  Generally, as the price of steel increases, the price of scrap increases by a similar amount.  When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins.

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

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. More than half of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers could negatively impact our business. Since 2011, automobile producers have been taking steps toward complying with Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.  Certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models.

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

Competition

Our businesses are highly competitive, and increased competition could negatively impact our financial results.  Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces.  Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Freight and Energy

Increasing freight and energy costs could increase our operating costs, which could have an adverse effect on our financial results.  The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, are important in the manufacture and transport of our products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the cost increases on to our customers or if we are unable to obtain the necessary freight and/or energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to discontinue their operations.

We depend on third parties for freight services, and increases in the costs or the lack of availability of freight services can adversely affect our operations.  We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck.  If, due to a lack of freight services, raw materials are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand.  Likewise, if due to a lack of freight service, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

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

Acquisitions

We may be unable to successfully consummate, manage or integrate our acquisitions or our acquisitions may not meet our expectations. A portion of our growth has occurred through acquisitions.  We may from time to time continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that we may assume unknown liabilities from the seller, that the acquired businesses may not be integrated successfully and that the acquisitions may strain our management resources or divert management’s attention from other business concerns. International acquisitions may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Also, failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition.  Even if the operations of an acquisition are integrated successfully, we may fail to realize the anticipated benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all. Failing to realize the benefits could have a material adverse effect on our financial condition and results of operations.

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.  Many of our operations are capital intensive. For the five-year period ended May 31, 2019, our total capital expenditures, including acquisitions and investment activity, were approximately $871.6 million.  Additionally, as of May 31, 2019, we were obligated to make aggregate lease payments of $33.4 million under operating lease agreements in the coming years. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results.  We self-insure most of our risks for product recall, cyber liability and pollution liability.  We also self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property liability, automobile liability and employee medical claims, and in order to reduce risk for these liabilities, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

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

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our businesses and operations.  Our businesses depend on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service provides, which may be subject to global data privacy laws and cross-border transfer restrictions.  In particular, the European Union recently implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and employees.  A number of U.S. states have also recently introduced and passed legislation to expand data breach notification rules and to mirror some of the protections provided by GDPR.  While we take steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact our ability to effectively transfer data across borders in support of our business operations. Compliance with GDPR, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our businesses. In addition, violations of GDPR may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our businesses and reputation.

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance. The U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments.  Most recently, the U.S. federal government has re-negotiated the North American Free Trade Agreement (“NAFTA”) with Mexico and Canada. While the renegotiated form of NAFTA has yet to be fully implemented, the U.S. federal government’s potential decision to withdraw or materially modify NAFTA or other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affecting the U.S. economy or specific portions thereof.

Additionally, the U.S. federal government has imposed, and is considering imposing additional tariffs on certain foreign goods. The U.S. federal government has imposed tariffs on certain steel products imported into the United States. Although the new steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel prices fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, as well as the European Union, have instituted or are considering imposing tariffs on certain U.S. goods. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business.

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

Impairment Charges

Weakness or instability in the general economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth.  We review the carrying value of our long-lived assets, excluding purchased goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount.  If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. For long-lived assets other than goodwill, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds fair value. Goodwill and intangible assets with indefinite lives are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. For goodwill and indefinite lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed.  If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.  Either way, our policy is to perform a quantitative analysis over each reporting unit at least every three years. Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our business segments are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, which would negatively impact our results of operations.

Item 1B.  — Unresolved Staff Comments

None.

Item 2.  — Properties.

General

Our principal corporate offices are located in an owned office building in Columbus, Ohio, which also houses the principal corporate offices of our Pressure Cylinders and Engineered Cabs operating segments. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices where we lease office space.  We also own three facilities in Columbus, Ohio used for administrative and medical purposes.  As of May 31, 2019, excluding our consolidated and unconsolidated joint ventures, we operated 31 manufacturing facilities and 12 warehouses.  Altogether, as of May 31, 2019, we owned or leased a total of approximately 10,600,000 square feet of space for our operations, of which approximately 9,200,000 square feet (10,200,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices.  Major leases contain renewal options for periods of up to 10 years.  For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note S – Operating Leases” of this Annual Report on Form 10-K.  We believe these facilities are well maintained and in good operating condition, and are sufficient to meet our current needs.

Steel Processing

As of May 31, 2019, our wholly-owned operations within the Steel Processing operating segment operated a total of eight manufacturing facilities, seven of which are owned by the Company, and one which is leased.  These facilities are located in Alabama, Indiana, New York and Ohio (5).  As of May 31, 2019, this operating segment also owned one warehouse in Ohio and one warehouse in South Carolina.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

As of May 31, 2019, our wholly-owned operations within the Pressure Cylinders operating segment operated a total of 19 manufacturing facilities, 17 of which are owned by the Company and two of which are leased.  These facilities are located in Alabama, California, Kansas, Kentucky, Maryland, Ohio (5), Oklahoma, Rhode Island, Utah, Wisconsin, Austria, Poland (2), Portugal and Turkey.  As of May 31, 2019, Pressure Cylinders also operated two owned warehouses, one each in Austria and Poland, and six leased warehouses, one each in Ohio, Rhode Island, and Kentucky, and three in Portugal.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Engineered Cabs

As of May 31, 2019, Engineered Cabs operated four manufacturing facilities, two owned by the Company, which are located in South Dakota and Tennessee, and two leased by the Company, which are located in Indiana and Ohio.  As of May 31, 2019, this operating segment also had four leased warehouses, which are located in South Dakota (2) and Tennessee (2).  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Other

The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 46 manufacturing facilities.

Consolidated

•	Spartan owns and operates one manufacturing facility in Monroe, Michigan.
•	TWB operates nine manufacturing facilities, one owned facility located in Monroe, Michigan, and eight leased facilities located in Kentucky, Tennessee (2), Canada, and Mexico (4).

•	WSP owns and operates three steel processing facilities located in Michigan.

Unconsolidated

•	ArtiFlex operates five manufacturing facilities, three of which are owned. These facilities are located in Michigan (3), and Ohio (2).
•

ClarkDietrich operates 13 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland and Missouri and two each in California, Florida, Ohio and Texas.  The two facilities in Ohio are owned.  The remaining 11 facilities are leased.

•	Samuel owns and operates two steel pickling facilities in Ohio.
•	Serviacero Worthington owns and operates three steel processing facilities in Mexico.
•

WAVE operates nine manufacturing facilities in five countries, five of which are located in the United States, including one owned facility each in Michigan and Nevada, and one leased facility each in California, Georgia and Maryland.  The foreign facilities include one owned facility each in China, France and India, and one leased facility in the United Kingdom.  As noted in the Recent Developments section of Item 1. – Business, WAVE has entered into an agreement to sell its operations in Europe and Asia.

•	Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd, operates one steel processing facility in Pinghu City, Zhejiang, China.

Item 3.  — Legal Proceedings

The Company is involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business.  The Company does not believe that any such proceedings will have a material adverse effect on its business, financial position, results of operation or cash flows.

Item 4.  — Mine Safety Disclosures

Not Applicable

Supplemental Item — Executive Officers of the Registrant

The following table lists the names, positions held and ages of the individuals serving as executive officers of the Registrant as of July 30, 2019.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	65	Chairman of the Board and Chief Executive Officer; a Director	1996
B. Andrew Rose	49	President	2018
Geoffrey G. Gilmore	47	Executive Vice President and Chief Operating Officer	2018
Joseph B. Hayek	47	Vice President and Chief Financial Officer	2018
Dale T. Brinkman	66	Senior Vice President-Administration, General Counsel and Secretary	2000
Jeff R. Klingler	47	President – The Worthington Steel Company	2019
Eric M. Smolenski	49	President – Worthington Cylinder Corporation	2019
Catherine M. Lyttle	60	Senior Vice President and Chief Human Resources Officer	2018
Richard G. Welch	61	Corporate Controller	2000
Virgil L. Winland	71	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ Chief Executive Officer since June 1993, as a Director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996.  Mr. McConnell also serves as the Chair of the Executive Committee of Worthington Industries’ Board of Directors.  He served in various other positions with the Company from 1975 to June 1993.

B. Andrew ‘Andy’ Rose has served as President of Worthington Industries since August 22, 2018.  Mr. Rose served as Chief Financial Officer on an interim basis from August 22, 2018 to November 1, 2018.  Mr. Rose served as Executive Vice President and Chief Financial Officer of Worthington Industries from July 2014 to August 2018 and as Vice President and Chief Financial Officer of Worthington Industries from December 2008 to July 2014.  From 2007 to 2008, he served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Geoffrey G. Gilmore has served as Executive Vice President and Chief Operating Officer of Worthington Industries since August 22, 2018.  Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018.  He served as President of The Worthington Steel Company from August 2012 through May 2016.  From July 2011 to July 2012, he served as Vice President-Purchasing for Worthington Industries.  From April 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company.  Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Joseph B. Hayek has served as Worthington Industries’ Vice President and Chief Financial Officer since November 1, 2018.  Mr. Hayek served as Vice President and General Manager of Worthington’s Oil and Gas Equipment business from March 2017 to November 2018.  From April 2014 to March 2017, Mr. Hayek served as Worthington Industries’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining Worthington, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider (n/k/a PCM Sales, Inc.) and the largest division of PCM, Inc.

Dale T. Brinkman has served as Worthington Industries’ Vice President-Administration since December 1998 and as Worthington Industries’ General Counsel since September 1982.  He has been Secretary of Worthington Industries since September 2000 and served as Assistant Secretary of Worthington Industries from September 1982 to September 2000.

Jeff R. Klinger has served as President of The Worthington Steel Company since May 1, 2019. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019.  He served as vice president of sales, marketing and procurement for Banner Services Corporation from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Eric M. Smolenski has served as President of Worthington Cylinder Corporation since May 1, 2019. Mr. Smolenski served as General Manager of Worthington Cylinder Corporation’s industrial products business unit from May 2017 until April 2019 and its oil and gas business unit from January 2015 until May 2017. He joined Worthington in 1994 and has worked in numerous accounting, finance, human resources and information technology capacities, including vice president of human resources from 2006 to 2012 and chief information officer from 2012 to 2014.

Catherine M. Lyttle has served as Senior Vice President and Chief Human Resources Officer since September 2018.  Ms. Lyttle served as Vice President-Communications and Investor Relations of Worthington Industries from April 2009 to September 2018.  She served as Vice President of Communications of Worthington Industries from January 1999 to April 2009.  Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

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

Executive officers serve at the pleasure of the Worthington Industries Board of Directors of the Registrant.  There are no family relationships among any of the Registrant's executive officers or directors.  No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of the Registrant.

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd."  As of July 23, 2019, Worthington Industries had 5,045 registered shareholders.

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index.  The graph assumes that $100 was invested at May 31, 2014, in Worthington Industries’ common shares and each index.

	5/14	5/15	5/16	5/17	5/18	5/19
Worthington Industries, Inc.	$100.00	$68.88	$97.15	$111.05	$129.21	$94.04
S&P Midcap 400 Index	$100.00	$112.28	$111.81	$131.00	$150.46	$142.28
S&P 1500 Steel Composite Index	$100.00	$89.94	$84.83	$104.07	$136.64	$89.34

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2019, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index.  The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries.  At May 31, 2019, the S&P 1500 Steel Composite Index included 13 steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices:  AK Steel Holding Corporation; Allegheny Technologies Incorporated; Carpenter Technology Corporation; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended May 31, 2019:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
March 1-31, 2019	86,675	$36.03	86,675	9,913,325
April 1-30, 2019 (2)	824,102	$39.30	820,611	9,092,714
May 1-31, 2019	92,714	$39.92	92,714	9,000,000
Total	1,003,491	$39.08	1,000,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect.  On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc. On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares then available for repurchase to 10,000,000.  A total of 1,000,000 common shares have been repurchased since the latest authorization, leaving 9,000,000 common shares available for repurchase at May 31, 2019.

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

(2)

Includes an aggregate of 3,491 common shares surrendered by employees in the period from April 1, 2019 through April 30, 2019 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorizations in effect during the fiscal quarter ended May 31, 2019 and discussed in footnote (1) above.

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
FINANCIAL RESULTS
Net sales	$3,759,556	$3,581,620	$3,014,108	$2,819,714	$3,384,234
Cost of goods sold	3,279,601	3,018,763	2,478,203	2,367,121	2,920,701
Gross margin	479,955	562,857	535,905	452,593	463,533
Selling, general and administrative expense	338,392	367,460	316,373	297,402	295,920
Impairment of goodwill and long-lived assets	7,817	61,208	-	25,962	100,129
Restructuring and other expense (income), net	(11,018)	(7,421)	6,411	7,177	6,927
Operating income	144,764	141,610	213,121	122,052	60,557
Miscellaneous income, net	2,716	2,996	3,764	11,267	795
Interest expense	(38,063)	(38,675)	(29,796)	(31,670)	(35,800)
Equity in net income of unconsolidated affiliates	97,039	103,139	110,038	114,966	87,476
Earnings before income taxes	206,456	209,070	297,127	216,615	113,028
Income tax expense	43,183	8,220	79,190	58,987	25,772
Net earnings	163,273	200,850	217,937	157,628	87,256
Net earnings attributable to noncontrolling interests	9,818	6,056	13,422	13,913	10,471
Net earnings attributable to controlling interest	$153,455	$194,794	$204,515	$143,715	$76,785
Earnings per share - diluted:
Net earnings per share attributable to controlling interest	$2.61	$3.09	$3.15	$2.22	$1.12
Depreciation and amortization	$95,602	$103,359	$86,793	$84,699	$85,089
Capital expenditures (including acquisitions and investments)	94,901	361,116	68,386	136,837	210,346
Cash dividends declared	53,391	51,771	51,448	47,949	48,308
Per common share	$0.92	$0.84	$0.80	$0.76	$0.72
Average common shares outstanding - diluted	58,823	63,042	64,874	64,755	68,483

FINANCIAL POSITION
Total current assets	$1,165,913	$1,241,122	$1,190,969	$915,115	$991,848
Total current liabilities	698,020	646,895	520,783	430,078	524,392
Working capital	$467,893	$594,227	$670,186	$485,037	$467,456
Total property, plant and equipment, net	$578,664	$584,970	$570,489	$582,838	$513,190
Total assets	2,510,796	2,621,787	2,325,344	2,061,264	2,082,305
Total debt	749,299	750,368	578,610	581,004	667,905
Total shareholders' equity - controlling interest	831,246	918,769	951,635	793,371	749,112
Per share	$14.99	$15.60	$15.15	$12.89	$11.68
Common shares outstanding	55,468	58,877	62,802	61,534	64,141

The Selected Financial Data above reflects the impact of the following acquisitions and dispositions from the date of the transactions:  the May 2019 acquisition of the net assets of Magna Industries, Inc.; the December 2018 disposal of the Company’s solder business in Winston-Salem, North Carolina; the July 2018 disposal of the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment facilities; the Company’s March 2018 disposal of its 65% stake in Worthington Energy Innovations, LLC (“WEI”); the June 2017 acquisition of AMTROL; the consolidation of WSP since March 2016 when the Company obtained effective control of this joint venture; the January 2016 acquisition of the assets of NetBraze, LLC through their disposal in January 2019; the December 2015 acquisition of the assets of the CryoScience business of Taylor Wharton; the May 2015 disposal of the aluminum high-pressure cylinder business; the January 2015 disposal of the Advanced Component Technologies, Inc. business; the January 2015 acquisition of the assets of Rome Strip Steel Company, Inc.; the October 2014 acquisition of dHybrid Systems, LLC through the May 2019 wind-down of its operations; the August 2014 acquisition of the assets of Midstream Equipment Fabrication LLC; and the July 2014 acquisition of the assets of James Russell Engineering Works, Inc.

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

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; engineered cabs and operator stations and cab components; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; and current and past model automotive service stampings.  Our number one goal is to increase shareholder value, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2019, excluding our joint ventures, we operated 31 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

We also held equity positions in nine joint ventures, which operated 46 manufacturing facilities worldwide, as of May 31, 2019.  Three of these joint ventures are consolidated within Steel Processing with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining six of these joint ventures are unconsolidated and accounted for using the equity method.

Overview

Operating income was up $3.2 million, or 2.2%, on lower impairment and restructuring charges in fiscal 2019.  The Company’s results continued to be impacted by fluctuating steel prices that have resulted from the ongoing steel tariffs, which have increased selling prices in Steel Processing but have created short-term margin pressure across most of our businesses.  The run-up in steel prices that began in the latter part of fiscal 2018 continued into the first quarter of fiscal 2019, peaking at $918 per ton in July 2018, but steel prices have since receded to lower levels.  The recent decline in steel prices has led to inventory holding losses of $4.4 million in fiscal 2019 versus inventory holding gains of $17.8 million in fiscal 2018.

Higher material prices have also put pressure on margins in our Pressure Cylinders business as costs for both steel and helium increased during fiscal 2019.  However, margins have begun to improve as the result of recent increases to selling prices and other costs mitigation efforts taken by the Company.  Pressure Cylinder results for fiscal 2019 were also negatively impacted by a $13.0 million charge associated with a tank replacement program for certain composite hydrogen fuel tanks, as described further under Recent Business Developments.

Equity in net income of unconsolidated affiliates (“equity income”) decreased $6.1 million as higher contributions from WAVE were more than offset by a $4.0 million impairment charge to write down our 10% investment in Zhejiang Nisshin Worthington Precision Specialty Steel (“Nisshin”) to its estimated fair value and declines in the other unconsolidated joint ventures.

Recent Business Developments

•

On July 31, 2018, the Company sold its Garden City, Kansas and Dickinson, North Dakota oil & gas equipment manufacturing facilities to Palmer Mfg. & Tank Inc. for $20.3 million, net of selling costs resulting in a pre-tax gain of $2.0 million recorded in restructuring and other expense (income), net.

•

In September 2018, the Company received a one-time special cash distribution of $35.0 million from WAVE representing the primary portion of its share of the proceeds received by Armstrong World Industries, Inc. (“AWI”) in connection with the pending sale of the combined international operations of WAVE and AWI.  The Company expects to receive total proceeds of up to $45.0 million (including the $35.0 million received to date) in connection with the sale transaction, subject to certain closing adjustments provided in the purchase agreement, which is anticipated to close before the end of calendar 2019.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K for more information on this pending sale.

•	In October 2018, the Company received a $25.0 million one-time special cash distribution from WAVE in connection with a financing transaction completed by WAVE in October 2018.
•

On December 31, 2018, the Pressure Cylinders segment sold the operating assets and real property related to its solder business to an affiliate of Lincoln Electric Holdings, Inc. (“Lincoln”) for $26.5 million, and subsequently sold certain brazing assets to Lincoln for an additional $1.1 million, resulting in a pre-tax gain of $11.3 million recorded in restructuring and other expense (income), net.

•

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to fund a tank replacement program for specific composite hydrogen fuel tanks, and recorded a $13.0 million charge to costs of goods sold to reflect our estimated costs of replacing these tanks.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note F – Contingent Liabilities and Commitments” of this Annual Report on Form 10-K for more information on the tank replacement program.

•

On March 20, 2019, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of common shares then available for repurchase to 10,000,000.  During fiscal 2019, the Company repurchased a total of 4,100,000 common shares for $168.1 million at an average price of $41.00 per share.  The total number of common shares available for repurchase at May 31, 2019 was 9,000,000.

•

On May 1, 2019, the Company acquired the net assets of Magna Industries, Inc., a Cleveland-based manufacturer of Mag-Torch® hand-held torches and Superior Tool plumbing tools.  The total purchase price was $13.5 million including $2.0 million of contingent consideration related to an earn-out provision tied to future performance. Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note P – Acquisitions” of this Annual Report on Form 10-K.

•

On June 26, 2019, the Worthington Industries Board declared a quarterly dividend of $0.24 per share, an increase of $0.01 per share from the previous quarterly rate.  The dividend is payable on September 27, 2019 to shareholders of record on September 13, 2019.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of our net sales by end market for fiscal 2019 and fiscal 2018 is illustrated in the following chart:

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

Approximately 12% of the net sales of our Steel Processing operating segment and 35% of the net sales of our Engineered Cabs operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 29% and 65% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
U.S. GDP (% growth year-over-year) [1]	3.0%	2.3%	1.6%	0.7%	0.7%
Hot-Rolled Steel ($ per ton) [2]	$783	$687	$593	$96	$94
Detroit Three Auto Build (000’s vehicles) [3]	8,411	8,605	9,216	(194)	(611)
No. America Auto Build (000’s vehicles) [3]	16,872	16,894	18,329	(22)	(1,435)
Zinc ($ per pound) [4]	$1.23	$1.42	$1.13	$(0.19)	$0.29
Natural Gas ($ per mcf) [5]	$3.05	$2.89	$3.01	$0.16	$(0.12)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.17	$2.87	$2.58	$0.30	$0.29
Crude Oil – WTI ($ per barrel) [6]	$61.98	$56.75	$48.80	$5.23	$7.95

[1]

2018/2017 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average   [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  The decline in steel prices experienced during the last three quarters of fiscal 2019 is expected to continue to result in inventory holding losses in the first and second quarters of fiscal 2020.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2019, fiscal 2018 and fiscal 2017:

	Fiscal Year
(Dollars per ton [1] )	2019	2018	2017
1st Quarter	$900	$604	$617
2nd Quarter	$836	$608	$511
3rd Quarter	$725	$674	$608
4th Quarter	$672	$860	$636
Annual Avg.	$783	$687	$593

[1]	CRU Hot-Rolled Index

No single customer accounted for more than 10% of our consolidated net sales during fiscal 2019.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During fiscal 2019, vehicle production for the Detroit Three automakers was down 2% from fiscal 2018, while North American vehicle production as a whole was flat.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$3,759.6	100.0%	$3,581.6	100.0%	$178.0
Cost of goods sold	3,279.6	87.2%	3,018.7	84.3%	260.9
Gross margin	480.0	12.8%	562.9	15.7%	(82.9)
Selling, general and administrative expense	338.4	9.0%	367.5	10.3%	(29.1)
Impairment of goodwill and long-lived assets	7.8	0.2%	61.2	1.7%	(53.4)
Restructuring and other income, net	(11.0)	-0.3%	(7.4)	-0.2%	3.6
Operating income	144.8	3.9%	141.6	4.0%	3.2
Miscellaneous income, net	2.8	0.1%	3.1	0.1%	(0.3)
Interest expense	(38.1)	-1.0%	(38.7)	-1.1%	(0.6)
Equity in net income of unconsolidated affiliates	97.0	2.6%	103.1	2.9%	(6.1)
Income tax expense	(43.2)	-1.1%	(8.2)	-0.2%	35.0
Net earnings	163.3	4.4%	200.9	5.6%	(37.6)
Net earnings attributable to noncontrolling interests	9.8	0.3%	6.1	0.2%	3.7
Net earnings attributable to controlling interest	$153.5	4.1%	$194.8	5.5%	$(41.3)

Equity income (loss) by unconsolidated affiliate
WAVE	$82.3		$77.5		$4.8
ClarkDietrich	8.6		9.8		(1.2)
Serviacero Worthington	8.1		8.8		(0.7)
ArtiFlex	2.0		4.9		(2.9)
Other	(4.0)		2.1		(6.1)
Total	$97.0		$103.1		$(6.1)

Fiscal 2019 net earnings attributable to controlling interest decreased $41.3 million from fiscal 2018.  Net sales and operating highlights were as follows:

•

Net sales increased $178.0 million over fiscal 2018. Higher average selling prices across the business units added $320.4 million, but this was partially offset by lower direct volume in Steel Processing, and lower volume in the consumer and industrial products businesses and the impact of current year divestitures in Pressure Cylinders.

•

Gross margin decreased $82.9 million from fiscal 2018. The decrease was driven by lower direct spreads and direct volume in Steel Processing, and lower overall contribution from Pressure Cylinders as a result of a $13.0 million charge associated with the tank replacement program and lower volume in the consumer and industrial products businesses.  Higher conversion costs and lower scrap prices relative to the price of steel, resulting from the ongoing steel tariffs, continued to have a negative impact on direct spreads.

•

SG&A expense decreased $29.1 million from fiscal 2018.  The decrease was driven primarily by lower profit sharing and bonus expense, a decrease in legal costs and the impact of divestitures.  Overall, SG&A expense was 9.0% of consolidated net sales in fiscal 2019 compared to 10.3% in the prior fiscal year.

•

Impairment charges totaled $7.8 million, of which $2.4 million related to the Company’s cryogenics business in Turkey, Worthington Aritas; $2.2 million related to the wind-down of the CNG fuel system facility in Salt Lake City, Utah; and $3.2 million related to certain long-lived assets at the consolidated toll processing joint venture, WSP.  For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring and other income, net totaled $11.0 million and resulted primarily from a net gain related to the sale of the solder business and certain brazing assets in our Pressure Cylinders business.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note E – Restructuring and Other Expense (Income), Net” of this Annual Report on Form 10-K.

•

Equity income decreased $6.1 million from fiscal 2018 to $97.0 million, as higher contributions from WAVE, up $4.8 million from fiscal 2018, when a new cost-sharing agreement between Worthington and Armstrong resulted in a $3.6 million reduction in equity income, were more than offset by an impairment charge of $4.0 million to write down the Company’s 10% investment in Nisshin to its estimated fair value and declines in the other joint ventures.  ArtiFlex’s contribution to equity income decreased by $2.9 million due to higher volume of lower margin business while ClarkDietrich’s contribution decreased $1.1 million due to higher material and conversion costs.  We received cash distributions from our unconsolidated joint ventures of $161.1 million, which included $60.0 million of one-time special distributions from WAVE. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense increased $35.0 million from fiscal 2018, due primarily to the impact of a lower statutory federal corporate income tax rate and several one-time tax adjustments recorded in fiscal 2018, including (i) a $38.2 million net income tax benefit from re-measuring the deferred tax balances as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”), and (ii) a $22.1 million tax benefit associated with the impairment charges recorded for Worthington Aritas.  These favorable reductions were partially offset by $6.9 million mandatory deemed repatriation tax associated with the TCJA.  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in a U.S. federal statutory corporate income tax rate of 21.0% in fiscal 2019 versus a U.S. federal blended statutory corporate income tax rate of approximately 29.2% in fiscal 2018 due to the Company’s fiscal year.  The fiscal 2019 tax expense was calculated using an estimated annual effective income tax rate of 22.0% versus 4.0% in fiscal 2018.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Income Taxes” of this Annual Report on Form 10-K.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$2,435.8	100.0%	$2,252.8	100.0%	$183.0
Cost of goods sold	2,205.7	90.6%	1,968.3	87.4%	237.4
Gross margin	230.1	9.4%	284.5	12.6%	(54.4)
Selling, general and administrative expense	137.0	5.6%	141.9	6.3%	(4.9)
Impairment of long-lived assets	3.3	0.1%	-	0.0%	3.3
Restructuring and other income, net	-	0.0%	(10.1)	-0.4%	10.1
Operating income	$89.8	3.7%	$152.7	6.8%	$(62.9)

Material cost	$1,834.9		$1,585.5		$249.4
Tons shipped (in thousands)	3,715		3,820		(105)

Net sales and operating highlights were as follows:

•

Net sales increased $183.0 million over fiscal 2018 as higher average direct selling prices added $268.1 million, but was partially offset by lower direct shipments. The mix of direct tons versus toll tons processed was 56% to 44% compared to 57% to 43% in fiscal 2018.

•

Operating income decreased $62.9 million from fiscal 2018 when the sale of the real estate of the Company’s former stainless steel business, Precision Specialty Metals, Inc. (“PSM”) resulted in a net restructuring gain of $10.6 million.  Operating income continued to be impacted by fluctuating steel prices which (i) led to inventory holding losses in fiscal 2019 of $4.4 million compared to significant inventory holding gains in fiscal 2018 of $17.8 million, (ii) created short-term margin pressure and (iii) contributed to lower direct shipments in the second half of fiscal 2019 as customers appeared to delay orders. The steel tariffs have also resulted in lower scrap prices in fiscal 2019 relative to the cost of steel, which also had a negative impact on direct spreads.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$1,207.8	100.0%	$1,206.2	100.0%	$1.6
Cost of goods sold	961.2	79.6%	936.7	77.7%	24.5
Gross margin	246.6	20.4%	269.5	22.3%	(22.9)
Selling, general and administrative expense	183.2	15.2%	189.8	15.7%	(6.6)
Impairment of goodwill and long-lived assets	4.5	0.4%	53.9	4.5%	(49.4)
Restructuring and other expense (income), net	(11.0)	-0.9%	2.4	0.2%	(13.4)
Operating income	$69.9	5.8%	$23.4	1.9%	$46.5

Material cost	$550.4		$534.9		$15.5

Units shipped by principal class of products:
Consumer products	68,791,001		72,641,033		(3,850,032)
Industrial products	14,994,640		17,530,398		(2,535,758)
Oil & gas equipment	1,652		2,703		(1,051)
Total Pressure Cylinders	83,787,293		90,174,134		(6,386,841)

Net sales by principal class of products:
Consumer products	$470.4		$471.2		$(0.8)
Industrial products	627.1		635.6		(8.5)
Oil & gas equipment	110.3		99.4		10.9
Total Pressure Cylinders	$1,207.8		$1,206.2		$1.6

Net sales and operating highlights were as follows:

•

Net sales increased $1.6 million over fiscal 2018, as higher average selling prices added $34.9 million but was mostly offset by lower volume driven primarily by declines in the consumer and industrial products businesses and current year divestitures.

•

Operating income increased $46.5 million over fiscal 2018.  The increase was driven by the combination of lower impairment charges, an $11.0 million net restructuring gain primarily related to the sale of the Company’s solder business and certain brazing assets, partially offset by the $13.0 million charge for the tank replacement program and the impact of lower volumes in the industrial and consumer products businesses.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$115.9	100.0%	$116.6	100.0%	$(0.7)
Cost of goods sold	113.1	97.6%	110.9	95.1%	2.2
Gross margin	2.8	2.4%	5.7	4.9%	(2.9)
Selling, general and administrative expense	17.5	15.1%	17.1	14.7%	0.4
Restructuring and other income, net	-	0.0%	(0.1)	-0.1%	0.1
Operating loss	$(14.7)	-12.7%	$(11.3)	-9.7%	$(3.4)

Material cost	$52.0		$55.2		$(3.2)

Net sales and operating highlights were as follows:

•	Net sales decreased $0.7 million from fiscal 2018 on lower volume, partially offset by higher average selling prices.
•

Operating loss of $14.7 million was $3.4 million higher than fiscal 2018, due to lower volume following the final exit of lower margin business combined with start-up costs associated with a new fabricated products operation.

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

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$-	-	$6.0	100.0%	$(6.0)
Cost of goods sold	(0.4)	-	2.8	46.7%	(3.2)
Gross margin	0.4	-	3.2	53.3%	(2.8)
Selling, general and administrative expense	0.6	-	18.7	311.7%	(18.1)
Impairment of goodwill and long-lived assets	-	-	7.3	121.7%	(7.3)
Restructuring and other expense	-	-	0.4	6.7%	(0.4)
Operating loss	$(0.2)	-	$(23.2)	-386.7%	$23.0

Operating highlights were as follows:

•

Operating loss of $0.2 million in fiscal 2019 was $23.0 million lower than the $23.2 million operating loss in fiscal 2018.  The prior year included higher SG&A expense driven by non-allocated corporate costs, primarily for healthcare, legal and profit sharing and bonus expenses, combined with a $7.3 million charge for the impairment of goodwill and certain intangible assets of WEI.

Fiscal 2018 Compared to Fiscal 2017

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$3,581.6	100.0%	$3,014.1	100.0%	$567.5
Cost of goods sold	3,018.7	84.3%	2,478.2	82.2%	540.5
Gross margin	562.9	15.7%	535.9	17.8%	27.0
Selling, general and administrative expense	367.5	10.3%	316.4	10.5%	51.1
Impairment of goodwill and long-lived assets	61.2	1.7%	-	0.0%	61.2
Restructuring and other expense (income), net	(7.4)	-0.2%	6.4	0.3%	(13.8)
Operating income	141.6	4.0%	213.1	7.0%	(71.5)
Miscellaneous income, net	3.1	0.1%	3.8	0.1%	(0.7)
Interest expense	(38.7)	-1.1%	(29.8)	-1.0%	8.9
Equity in net income of unconsolidated affiliates	103.1	2.9%	110.0	3.6%	(6.9)
Income tax expense	(8.2)	-0.2%	(79.2)	-2.6%	(71.0)
Net earnings	200.9	5.6%	217.9	7.2%	(17.0)
Net earnings attributable to noncontrolling interests	6.1	0.2%	13.4	0.4%	(7.3)
Net earnings attributable to controlling interest	$194.8	5.5%	$204.5	6.7%	$(9.7)

Equity income by unconsolidated affiliate
WAVE	$77.5		$78.3		$(0.8)
ClarkDietrich	9.8		17.3		(7.5)
Serviacero Worthington	8.8		7.2		1.6
ArtiFlex	4.9		7.0		(2.1)
Other	2.1		0.2		1.9
Total	$103.1		$110.0		$(6.9)

Fiscal 2018 net earnings attributable to controlling interest decreased $9.7 million from fiscal 2017.  Net sales and operating highlights were as follows:

•

Net sales increased $567.5 million over fiscal 2017.  The June 2, 2017 acquisition of New AMTROL Holdings, Inc. and its subsidiaries (collectively “AMTROL”) was the largest driver of the increase, contributing net sales of $265.2 million in fiscal 2018.  The remaining increase in net sales was driven by higher average direct selling prices in Steel Processing and higher overall volumes in Pressure Cylinders, partially offset by lower tolling volume at certain consolidated joint ventures.

•

Gross margin increased $27.0 million over fiscal 2017. Pressure Cylinders drove the increase, up $65.1 million, on contributions from AMTROL and higher volumes in the consumer and industrial products businesses.  Lower direct spreads and lower tolling volume at Steel Processing partially offset overall increase in gross margin.

•

SG&A expense increased $51.1 million over fiscal 2017. The increase was driven primarily by the AMTROL acquisition, which added $36.9 million to SG&A expense in fiscal 2018.  Overall, SG&A expense was 10.3% of consolidated net sales in fiscal 2018 compared to 10.5% in the prior fiscal year.

•

Impairment charges totaled $61.2 million, of which $52.9 million related to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment asset groups within Pressure Cylinders.  For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

•

Restructuring and other income, net totaled $7.4 million in fiscal 2018 driven by a net gain of $10.6 million related to the sale of the legacy real estate of the Company’s former stainless steel business, PSM, partially offset by severance expense of $2.4 million at Pressure Cylinders related to corporate management and other positions at AMTROL that were eliminated.

•

Interest expense increased $8.9 million over fiscal 2017.  The increase was primarily due to the issuance of $200.0 million of aggregate principal amount of senior unsecured notes due August 1, 2032.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Debt and Receivables Securitization” of this Annual Report on Form 10-K.

•

Equity income decreased $6.9 million from fiscal 2017 to $103.1 million. The decrease was driven by lower contributions from ClarkDietrich, down $7.5 million as rising steel prices compressed margins. WAVE was down slightly despite strong volumes as a new cost-sharing agreement between the joint venture and its owners resulted in $7.6 million of additional allocations.  This run rate is expected to decline 20%-30% upon the sale of the WAVE international business.  We received distributions of $89.8 million from our unconsolidated affiliates during fiscal 2018. For additional financial information regarding our unconsolidated affiliates, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note C – Investments in Unconsolidated Affiliates” of this Annual Report on Form 10-K.

•

Income tax expense decreased $71.0 million from fiscal 2017 due to (i) a $38.2 million net income tax benefit from re-measuring the deferred tax balances as a result of the enactment of the TCJA, (ii) a $22.1 million tax benefit associated with the impairment charges recorded for Worthington Aritas, (iii) a lower statutory federal corporate income tax rate, and (iv) lower earnings before income taxes.  These favorable reductions were partially offset by a $12.2 million lower benefit in the current year associated with share-based payment awards, and a $6.9 million one-time mandatory deemed repatriation tax associated with the TCJA.  The TCJA lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, which due to the Company’s fiscal year, lowered the Company’s fiscal 2018 U.S. federal blended statutory corporate income tax rate to approximately 29.2%.  However, due to the factors mentioned above, the fiscal 2018 income tax expense reflects an effective tax rate attributable to controlling interest of 4.0% vs. 27.9% in fiscal 2017.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note M – Income Taxes” of this Annual Report on Form 10-K.

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

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$1,206.2	100.0%	$829.8	100.0%	$376.4
Cost of goods sold	936.7	77.7%	625.5	75.4%	311.2
Gross margin	269.5	22.3%	204.3	24.6%	65.2
Selling, general and administrative expense	189.8	15.7%	146.8	17.7%	43.0
Impairment of long-lived assets	53.9	4.5%	-	0.0%	53.9
Restructuring and other expense, net	2.4	0.2%	3.4	0.4%	(1.0)
Operating income	$23.4	1.9%	$54.1	6.5%	$(30.7)

Material cost	$534.9		$338.4		$196.5

Units shipped by principal class of products:
Consumer products	72,641,033		60,665,420		11,975,613
Industrial products	17,530,398		10,667,885		6,862,513
Oil & gas equipment	2,703		2,308		395
Total Pressure Cylinders	90,174,134		71,335,613		18,838,521

Net sales by principal class of products:
Consumer products	$471.2		$315.0		$156.2
Industrial products	635.6		452.5		183.1
Oil & gas equipment	99.4		62.3		37.1
Total Pressure Cylinders	$1,206.2		$829.8		$376.4

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

•

Operating income decreased $30.7 million from fiscal 2017 as impairment charges negatively impacted results by $53.9 million.  Contributions from AMTROL and improvements in the legacy consumer and industrial products businesses helped drive the increase in operating income, excluding the impairment charges.  Improvement in the oil & gas equipment business was largely offset by a decline in the alternative fuels business.  Fiscal 2018 impairment charges related primarily to plans to sell the Company’s cryogenics business in Turkey and certain underperforming asset groups in the oil & gas equipment business.  For additional information regarding these impairment charges, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

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

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2018	Net sales	2017	Net sales	(Decrease)
Net sales	$6.0	100.0%	$8.0	100.0%	$(2.0)
Cost of goods sold	2.8	46.7%	3.2	40.0%	(0.4)
Gross margin	3.2	53.3%	4.8	60.0%	(1.6)
Selling, general and administrative expense	18.7	311.7%	8.6	107.5%	10.1
Impairment of goodwill and long-lived assets	7.3	121.7%	-	0.0%	7.3
Restructuring and other expense	0.4	6.7%	-	0.0%	0.4
Operating loss	$(23.2)	-386.7%	$(3.8)	-47.5%	$(19.4)

Net sales and operating highlights were as follows:

•	Net sales decreased $2.0 million from fiscal 2017, due to the sale of WEI effective March 31, 2018.
•

Operating loss of $23.2 million in fiscal 2018 was driven by lower earnings at WEI due to a $7.3 million charge for the impairment of goodwill and certain intangible assets and higher SG&A expense driven by non-allocated corporate costs.  For additional information regarding the impairment charge, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note D – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

During fiscal 2019, we generated $197.9 million of cash from operating activities, received $49.7 million in proceeds from asset sales, net of selling costs, invested $84.5 million in property, plant and equipment, received $56.7 million in excess distributions from WAVE and paid $52.3 million of dividends on our common shares. Additionally, we repurchased 4,100,000 of our common shares for $168.1 million.  The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Year Ended
	May 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$197.9	$281.3	$335.7
Net cash provided (used) by investing activities	11.5	(337.4)	(63.0)
Net cash used by financing activities	(239.0)	(100.0)	(78.8)
Increase (decrease) in cash and cash equivalents	(29.6)	(156.1)	193.9
Cash and cash equivalents at beginning of period	122.0	278.1	84.2
Cash and cash equivalents at end of period	$92.4	$122.0	$278.1

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

Net cash provided by operating activities was $197.9 million during fiscal 2019 compared to $281.3 million in fiscal 2018.  The $83.4 million decrease in net cash provided by operating activities in fiscal 2019 was driven primarily by higher working capital resulting from higher average steel prices and the impact of lower earnings.

Investing Activities

Net cash provided by investing activities was $11.5 million during fiscal 2019 compared to a net cash outflow of $337.4 million in fiscal 2018.  The change from fiscal 2018 was driven primarily by the acquisition of AMTROL on June 2, 2017, which reduced cash by $285.0 million, net of cash acquired.  During fiscal 2019, we received $49.7 million in net proceeds from asset sales primarily from the sale of two oil & gas facilities ($20.3 million) and the sale of the operating assets and real property related to the solder business and certain brazing assets ($27.6 million).  We also received $56.7 of excess distributions from WAVE during fiscal 2019 driven by a $35.0 million special cash distribution related to the pending sale of the international operations and a $25.0 million special cash distribution in connection with a financing transaction as discussed in “Item 8. – Financial Statements – Note C – Investments in Unconsolidated Affiliates”.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended
	May 31,
(in millions)	2019	2018	2017
Steel Processing	$39.1	$32.0	$40.8
Pressure Cylinders	37.6	32.7	24.8
Engineered Cabs	1.1	2.1	0.8
Other	6.7	9.3	2.0
Total capital expenditures	$84.5	$76.1	$68.4

Capital expenditures were $84.5 million in fiscal 2019. Significant capital expenditures for Steel Processing in fiscal 2019 included: $11.6 million for new slitting equipment and a pickle line upgrade and $2.5 million for implementation of a new ERP system at our TWB joint venture.  Some of the more significant items at Pressure Cylinders were $5.7 million for automation and equipment upgrades at the facility in Chilton, Wisconsin and $2.6 million related to the new manufacturing facility for the oil & gas equipment business in Tulsa, Oklahoma to replace an expired leased facility.  The largest driver of the fiscal 2019 capital expenditures in Other was $2.3 million for ongoing corporate renovations.

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

Financing Activities

Net cash used by financing activities was $239.0 million in fiscal 2019 compared to $100.0 million in fiscal 2018. During fiscal 2019, we paid $168.1 million to repurchase 4,100,000 of our common shares, reduced long-term debt by $1.4 million, and paid dividends of $52.3 million on our common shares.  In fiscal 2018, we paid $204.3 million to repurchase 4,375,000 of our common shares, reduced long-term debt by $31.1 million, and paid dividends of $51.4 million on our common shares.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes.  As of May 31, 2019, we were in compliance with our long-term financial debt covenants.  Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

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

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions.  We were in compliance with our short-term financial debt covenants at May 31, 2019.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year and have been classified as short-term borrowings within current liabilities on our consolidated balance sheets.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2019.  As discussed in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note G – Guarantees,” we provided $15.8 million in letters of credit for third-party beneficiaries as of May 31, 2019.  While not drawn against at May 31, 2019, $2.0 million of these letters of credit were issued against availability under the Credit Facility, leaving $498.0 million available at May 31, 2019.

We maintain a $50.0 million revolving trade accounts receivable securitization facility (the “AR Facility”) that matures in January 2020.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50.0 million of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2019, no undivided ownership interests in this pool of accounts receivable had been sold.

Common shares – We declared dividends at a quarterly rate of $0.23 per common share for each quarter of fiscal 2019 compared to $0.21 per common share for each quarter of fiscal 2018.  Dividends paid on our common shares totaled $52.3 million and $51.4 million during fiscal 2019 and fiscal 2018, respectively. On June 26, 2019, the Worthington Industries Board declared a quarterly dividend of $0.24 per common share.  The dividend is payable on September 27, 2019 to shareholders of record on September 13, 2019.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available to repurchase at May 31, 2019 was 9,000,000.

During fiscal 2019 and fiscal 2018, we repurchased 4,100,000 and 4,375,000 common shares, respectively, having an aggregate cost of $168.1 million and $204.3 million, respectively.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2019.  Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt	$753.1	$150.9	$1.3	$0.8	$600.1
Interest expense on long-term debt	235.8	35.4	53.8	53.8	92.8
Operating leases	33.4	10.8	13.8	6.2	2.6
Royalty obligations	12.0	2.0	4.0	4.0	2.0
Total contractual cash obligations	$1,034.3	$199.1	$72.9	$64.8	$697.5

Interest expense on long-term debt is computed by using the rates of interest on each tranche of long-term debt, including impacts of the related interest rate hedges.  Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of the Coleman Cylinders business in fiscal 2012.  Due to the uncertainty regarding the timing of future cash outflows associated with the unfunded portion of our pension benefit obligations and our unrecognized tax benefits, we are unable to make a reliable estimate of the periods of cash settlement and have not included these amounts in the contractual cash obligations table above.  For additional information, refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note L – Employee Pension Plans” and “Note M – Income Taxes” of this Annual Report on Form 10-K.

The following table summarizes our other commercial commitments as of May 31, 2019.  These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Guarantees	$7.4	$7.4	$-	$-	$-
Standby letters of credit	15.8	15.8	-	-	-
Total commercial commitments	$23.2	$23.2	$-	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $7.4 million at May 31, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet in retained earnings.  We have completed steps to evaluate the components and criteria of existing leases; reviewed contracts and agreements to identify items that meet the definition of a lease under the new accounting guidance; and procured a third-party software system to track and manage our leases.  We have imported the lease data into the system and are in the process of testing the upload and system calculations.  We are also in the process of assessing the design of the future lease process and drafting a policy to address the new accounting standard requirements.  We have elected certain practical expedients available under the new accounting guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.  While we are in the process of evaluating the effect the new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities; however, we do not expect it to have a material impact on the consolidated statement of earnings or on the consolidated statement of cash flows.

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

Revenue Recognition:  Through fiscal 2018, we recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided evidence of an arrangement existed, pricing was fixed and determinable and the ability to collect was probable.  Through charges to net sales, provisions were made for returns & allowances, customer rebates and sales discounts based on past experience, specific agreements, and anticipated levels of customer activity.

On June 1, 2018, we adopted new accounting guidance that replaces most existing revenue recognition accounting guidance under U.S. GAAP, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).  Under the new accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration. Refer to “Note B – Revenue Recognition” for additional information on the adoption and impact of Topic 606.

Receivables:  In order to ensure that our receivables are properly valued, we utilize an allowance for doubtful accounts.  The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay.  This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions.  As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A expense.  Account balances are charged off against the allowance when recovery is considered remote.

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  Based on this review, we believe our related reserves are appropriate.  The allowance for doubtful accounts increased approximately $518,000 during fiscal 2019 to $1.1 million.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional bad debt reserves may be required.

Inventory Valuation:  Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of significant estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2019 and May 31, 2018.

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

Fiscal 2019:  During the fourth quarter of fiscal 2019, management finalized plans to close the Company’s CNG fuel systems facility in Salt Lake City, Utah.  As a result, long-lived assets with a carrying value of $2.4 million were written down to their estimated fair market value of $238,000, resulting in an impairment charge of $2.2 million.  The Company ceased production at this facility in May 2019.

During the fourth quarter of fiscal 2019, management determined that indicators of impairment were present with regard to certain long-lived assets of the Canton, Michigan facility operated by the Company’s consolidated joint venture, WSP.  As a result, long-lived assets with a carrying value of $4.3 million were written down to their estimated fair market value of $1.0 million, resulting in an impairment charge of $3.3 million.

During the first quarter of fiscal 2019, changes in the facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7.0 million which generated an impairment charge of $2.4 million.

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

For goodwill and indefinite lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed.  If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Either way, our policy is to perform a quantitative analysis over each reporting unit at least every three years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2019 and concluded that there were no issues with the Steel Processing or Pressure Cylinders assets.  However, because of certain market conditions and other concerns with the oil & gas equipment reporting unit, we performed a quantitative analysis of its long-lived assets, primarily goodwill.  While this analysis concluded there was no impairment, the estimated fair value of the oil & gas equipment reporting unit did not exceed its carrying value by a significant amount (approximately 13%).  A 100 basis point decrease in the projected long-term growth rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model.  Similarly, a 100 basis point increase in the discount rate could also decrease the fair value by enough to result in some impairment based on the current forecast model.  Accordingly, future declines in the market and/or deterioration in earnings could lead to a potential impairment.  The oil & gas equipment reporting unit had goodwill totaling $22.0 million at May 31, 2019.  For additional information on impairment, refer to “Item 8.  Financial Statements – Notes to Consolidated Financial Statements – NOTE D – Goodwill and Other Long-Lived Assets” of this Annual Report on Form 10-K.

Impairment of Equity Method Investments:  We review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.  Events and circumstances can include, but are not limited to:  evidence we do not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee.  If the fair value of the investment is less than the carrying value, and the investment will not recover in the near term, then other-than-temporary impairment may exist.  When the loss in value of an investment is determined to be other-than-temporary, we recognize an impairment in the period the conclusion is made.

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

Stock-Based Compensation: All share-based awards, including those to employees and non-employee directors, are recorded as expense in the consolidated statements of earnings based on the fair value of each award at the date of grant.  Forfeitures are recognized as they occur.

Income Taxes:  In accordance with the authoritative accounting guidance, we account for income taxes using the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.  We evaluate the deferred tax assets to determine whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized, and provide a valuation allowance as appropriate.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Self-Insurance Reserves: We self-insure most of our risks for product recall, cyber liability and pollution liability.  We also are largely self-insured with respect to workers’ compensation, general and automobile liability, property damage, and employee medical claims and, in order to reduce risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts.  We maintain reserves for the estimated cost to settle open claims, which includes estimates of legal costs expected to be incurred, as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances.  The estimated reserves for these liabilities could be affected if future occurrences and claims differ from assumptions used and historical trends.  Facility consolidations, a focus on safety initiatives and an emphasis on property loss prevention and product quality have resulted in an improvement in our loss history and the related assumptions used to analyze many of the current self-insurance reserves.  We will continue to review these reserves on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

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

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks.  We continually monitor these risks and regularly develop appropriate strategies to manage them.  Accordingly, from time to time, we may enter into certain financial and commodity-based derivative instruments.  These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q – Derivative Instruments and Hedging Activities” of this Annual Report on Form 10-K for additional information.

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

We entered into an interest rate swap in June 2017, in anticipation of the issuance of $200.0 million aggregate principal amount of senior unsecured notes due August 1, 2032 (“2032 Notes”).  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2032 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 15-year fixed-rate debt.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3.1 million, which was reflected in accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as a decrease to interest expense, over the life of the related 2032 Notes.

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

We entered into an interest rate swap in March 2014, in anticipation of the issuance of $250.0 million aggregate principal amount of senior unsecured notes due April 15, 2026 (“2026 Notes”).  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2026 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt.  Upon pricing of the 2026 Notes, the derivative instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million aggregate principal amount of senior unsecured notes due April 15, 2020 (“2020 Notes”).  Refer to “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note H – Debt and Receivables Securitization” of this Annual Report on Form 10-K for additional information regarding the 2020 Notes.  The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt.  Upon pricing of the 2020 Notes, the derivative instrument was settled and resulted in a loss of approximately $1.4 million, which has been reflected within accumulated other comprehensive loss in our consolidated statements of equity.  That balance is being recognized in earnings, as an increase to interest expense, over the life of the related 2020 Notes.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates.  Derivative instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency.  Such forward contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations.  At May 31, 2019, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows.  A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows.  A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted.  Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position.  A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results.  The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates.  The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements.  We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2020.  The derivative instruments were executed with highly rated financial institutions.  No credit loss is anticipated.  No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2019 and 2018 are summarized below.  Fair values of these derivatives do not consider the offsetting impact of the underlying hedged item.

	Fair Value At
	May 31,
(in millions)	2019	2018
Foreign exchange contracts	$-	$(0.1)
Commodity contracts	(9.8)	10.7
Total derivative instruments	$(9.8)	$10.6

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Worthington Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended May 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Pronouncement

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for revenue and certain costs effective June 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Columbus, Ohio

July 30, 2019

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$92,363	$121,967
Receivables, less allowances of $1,150 and $632 at May 31, 2019
and May 31, 2018, respectively	501,944	572,689
Inventories:
Raw materials	268,607	237,471
Work in process	113,848	122,977
Finished products	101,825	93,579
Total inventories	484,280	454,027
Income taxes receivable	10,894	1,650
Assets held for sale	6,924	30,655
Prepaid expenses and other current assets	69,508	60,134
Total current assets	1,165,913	1,241,122
Investments in unconsolidated affiliates	214,930	216,010
Goodwill	334,607	345,183
Other intangible assets, net of accumulated amortization of $87,759 and
$74,922 at May 31, 2019 and May 31, 2018, respectively	196,059	214,026
Other assets	20,623	20,476
Property, plant and equipment:
Land	23,996	24,229
Buildings and improvements	310,112	300,542
Machinery and equipment	1,049,068	1,030,720
Construction in progress	49,423	32,282
Total property, plant and equipment	1,432,599	1,387,773
Less: accumulated depreciation	853,935	802,803
Total property, plant and equipment, net	578,664	584,970
Total assets	$2,510,796	$2,621,787

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2019	2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$393,517	$473,485
Accrued compensation, contributions to employee benefit plans and related taxes	78,155	96,487
Dividends payable	14,431	13,731
Other accrued items	59,810	57,125
Income taxes payable	1,164	4,593
Current maturities of long-term debt	150,943	1,474
Total current liabilities	698,020	646,895
Other liabilities	69,976	74,237
Distributions in excess of investment in unconsolidated affiliate	121,948	55,198
Long-term debt	598,356	748,894
Deferred income taxes, net	74,102	60,188
Total liabilities	1,562,402	1,585,412
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and
outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and
outstanding, 2019 - 55,467,525 shares, 2018 - 58,876,921 shares	-	-
Additional paid-in capital	283,177	295,592
Accumulated other comprehensive loss, net of taxes of $7,100 and $2,908 at
May 31, 2019 and May 31, 2018, respectively	(43,464)	(14,580)
Retained earnings	591,533	637,757
Total shareholders' equity - controlling interest	831,246	918,769
Noncontrolling interests	117,148	117,606
Total equity	948,394	1,036,375
Total liabilities and equity	$2,510,796	$2,621,787

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2019	2018	2017
Net sales	$3,759,556	$3,581,620	$3,014,108
Cost of goods sold	3,279,601	3,018,763	2,478,203
Gross margin	479,955	562,857	535,905
Selling, general and administrative expense	338,392	367,460	316,373
Impairment of goodwill and long-lived assets	7,817	61,208	-
Restructuring and other expense (income), net	(11,018)	(7,421)	6,411
Operating income	144,764	141,610	213,121
Other income (expense):
Miscellaneous income, net	2,716	2,996	3,764
Interest expense	(38,063)	(38,675)	(29,796)
Equity in net income of unconsolidated affiliates	97,039	103,139	110,038
Earnings before income taxes	206,456	209,070	297,127
Income tax expense	43,183	8,220	79,190
Net earnings	163,273	200,850	217,937
Net earnings attributable to noncontrolling interests	9,818	6,056	13,422
Net earnings attributable to controlling interest	$153,455	$194,794	$204,515

Basic
Average common shares outstanding	57,196	60,923	62,443
Earnings per share attributable to controlling interest	$2.68	$3.20	$3.28

Diluted
Average common shares outstanding	58,823	63,042	64,874
Earnings per share attributable to controlling interest	$2.61	$3.09	$3.15

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2019	2018	2017
Net earnings	$163,273	$200,850	$217,937
Other comprehensive income (loss):
Foreign currency translation	(14,772)	12,744	1,342
Pension liability adjustment, net of tax	(1,785)	1,566	2,242
Cash flow hedges, net of tax	(12,447)	959	(2,822)
Other comprehensive income (loss)	(29,004)	15,269	762
Comprehensive income	134,269	216,119	218,699
Comprehensive income attributable to noncontrolling interests	9,698	6,429	13,394
Comprehensive income attributable to controlling interest	$124,571	$209,690	$205,305

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Loss,	Retained		Noncontrolling
(in thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2016	61,533,668	$-	$298,984	$(28,565)	$522,952	$793,371	$126,475	$919,846
Net earnings	-	-	-	-	204,515	204,515	13,422	217,937
Other comprehensive income (loss)	-	-	-	790	-	790	(28)	762
Common shares issued, net of withholding tax	1,268,788	-	(9,075)	-	-	(9,075)	-	(9,075)
Theoretical common shares in NQ plans	-	-	1,259	-	-	1,259	-	1,259
Stock-based compensation	-	-	13,158	-	-	13,158	-	13,158
Purchase of noncontrolling interest in dHybrid Systems, LLC	-	-	(935)	-	-	(935)	(1,953)	(2,888)
Dividends to noncontrolling interests	-	-	-	-	-	-	(15,622)	(15,622)
Cash dividends declared ($0.80 per share)	-	-	-	-	(51,448)	(51,448)	-	(51,448)
Balance at May 31, 2017	62,802,456	$-	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	-	-	194,794	194,794	6,056	200,850
Other comprehensive income	-	-	-	14,896	-	14,896	373	15,269
Common shares issued, net of withholding tax	449,465	-	(2,120)	-	-	(2,120)	-	(2,120)
Theoretical common shares in NQ plans	-	-	1,218	-	-	1,218	-	1,218
Stock-based compensation	-	-	13,460	-	-	13,460	-	13,460
Purchase of noncontrolling interest in Worthington Arıtaş Basınçlı Kaplar Sanayi	-	-	924	-	-	924	(2,837)	(1,913)
Sale of controlling interest in Worthington Energy Innovations, LLC	-	-	-	-	-	-	(365)	(365)
Reclassification of stranded tax effects	-	-	-	(1,701)	1,701	-	-	-
Purchases and retirement of common shares	(4,375,000)	-	(21,281)	-	(182,986)	(204,267)	-	(204,267)
Dividends to noncontrolling interests	-	-	-	-	-	-	(7,915)	(7,915)
Cash dividends declared ($0.84 per share)	-	-	-	-	(51,771)	(51,771)	-	(51,771)
Balance at May 31, 2018	58,876,921	$-	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	-	-	153,455	153,455	9,818	163,273
Other comprehensive loss	-	-	-	(28,884)	-	(28,884)	(120)	(29,004)
Common shares issued, net of withholding tax	690,604	-	(6,371)	-	-	(6,371)	-	(6,371)
Theoretical common shares in NQ plans	-	-	680	-	-	680	-	680
Stock-based compensation	-	-	13,927	-	-	13,927	-	13,927
ASC 606 transition adjustment	-	-	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,100,000)	-	(20,651)	-	(147,462)	(168,113)	-	(168,113)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,726)	(10,726)
Cash dividends declared ($0.92 per share)	-	-	-	-	(53,391)	(53,391)	-	(53,391)
Balance at May 31, 2019	55,467,525	$-	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2019	2018	2017
Operating activities:
Net earnings	$163,273	$200,850	$217,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,602	103,359	86,793
Impairment of goodwill and long-lived assets	7,817	61,208	-
Provision for (benefit from) deferred income taxes	17,435	(38,237)	18,443
Bad debt expense	659	11	269
Equity in net income of unconsolidated affiliates, net of distributions	7,347	(13,352)	(8,023)
Net (gain) loss on assets	(7,059)	(10,522)	7,951
Stock-based compensation	11,733	13,758	14,349
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	73,346	(53,066)	(39,927)
Inventories	(33,649)	(84,654)	(34,599)
Prepaid expenses and other current assets	(24,284)	(12,402)	985
Other assets	3,325	(1,258)	1,905
Accounts payable and accrued expenses	(116,875)	105,984	67,492
Other liabilities	(811)	9,666	2,097
Net cash provided by operating activities	197,859	281,345	335,672

Investing activities:
Investment in property, plant and equipment	(84,499)	(76,088)	(68,386)
Acquisitions, net of cash acquired	(10,402)	(285,028)	-
Distributions from unconsolidated affiliate	56,693	2,400	-
Proceeds from sale of assets	49,683	21,311	5,422
Net cash provided (used) by investing activities	11,475	(337,405)	(62,964)

Financing activities:
Net repayments of short-term borrowings, net of issuance costs	-	(948)	(2,528)
Proceeds from long-term debt, net of issuance costs	-	197,685	-
Principal payments on long-term debt	(1,394)	(31,130)	(874)
Proceeds from issuance of common shares, net of tax withholdings	(6,371)	(2,120)	(9,075)
Payments to noncontrolling interests	(10,726)	(7,915)	(15,622)
Repurchase of common shares	(168,113)	(204,267)	-
Dividends paid	(52,334)	(51,359)	(50,716)
Net cash used by financing activities	(238,938)	(100,054)	(78,815)
Increase (decrease) in cash and cash equivalents	(29,604)	(156,114)	193,893
Cash and cash equivalents at beginning of year	121,967	278,081	84,188
Cash and cash equivalents at end of year	$92,363	$121,967	$278,081

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2019, 2018 and 2017

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

The Company owns controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively. We recognized a noncontrolling interest in Worthington Energy Innovations, LLC (“WEI”) through March 31, 2018, when the Company sold its controlling stake in WEI to the other joint venture member.  There was no impact to net earnings as a result of the transaction as the fair value of the consideration received approximated the net book value of WEI.  On May 23, 2018, the Company acquired the minority ownership interest in Turkey-based Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”) from the noncontrolling joint venture members in a non-cash transaction. The difference between the fair value of the noncontrolling interest and its carrying value was recorded as an increase to additional paid-in-capital in the amount of $924,000.

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

Inventories:  Inventories are valued at the lower cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories.  The assessment of net realizable value requires the use of significant estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2019 and May 31, 2018.

Derivative Financial Instruments:  We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative instruments include interest rate risk, foreign currency exchange risk and commodity price risk.  All derivative instruments are accounted for using mark-to-market accounting.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item.  The effective portion of gains and losses on cash flow hedges is deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item.  Ineffectiveness of the hedges during the fiscal year ended May 31, 2019 (“fiscal 2019”), the fiscal year ended May 31, 2018 (“fiscal 2018”) and the fiscal year ended May 31, 2017 (“fiscal 2017”) was immaterial. Classification in the consolidated statements of earnings of gains and losses related to derivative instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments.  Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Refer to “Note Q – Derivative Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative instruments.

Risks and Uncertainties:  As of May 31, 2019, excluding our joint ventures, we operated 31 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders, and Engineered Cabs.  We also held equity positions in nine joint ventures, which operated 46 manufacturing facilities worldwide, as of May 31, 2019.  Our largest end market is the automotive industry, which comprised 38%, 37%, and 43% of consolidated net sales in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.  Our international operations represented 5%, 9%, and 7% of consolidated net sales and 6%, 6%, and 4% of consolidated net earnings attributable to controlling interest in fiscal 2019, fiscal 2018, and fiscal 2017, respectively, and 13% and 14% of consolidated net assets as of May 31, 2019 and May 31, 2018, respectively.  As of May 31, 2019, approximately 8% of our consolidated labor force was represented by collective bargaining units.  The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2019, our largest customer accounted for approximately 9% of our consolidated net sales, and our ten largest customers accounted for approximately 31% of our consolidated net sales.  A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business.  Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:  We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  This is accomplished through an allowance for doubtful accounts.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay.  This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions.  As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense.  Account balances are charged off against the allowance when recovery is considered remote.  The allowance for doubtful accounts increased approximately $518,000 during fiscal 2019 to $1,150,000.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:  Property, plant and equipment are carried at cost and depreciated using the straight-line method.  Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years.  Depreciation expense was $80,316,000, $83,680,000 and $73,268,000 during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  Accelerated depreciation methods are used for income tax purposes.

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

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed.  If however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Either way, our policy is to perform a quantitative analysis over each reporting unit at least every three years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2019 and concluded that the fair value of each reporting unit exceeded its carrying value.  The estimated fair value of the oil & gas equipment reporting unit did not exceed its carrying value by a significant amount (approximately 13%).  Accordingly, future declines in the market and/or deterioration in earnings could lead to a potential impairment.

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

Our impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital.  Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note D – Goodwill and Other Long-Lived Assets” for additional details regarding these assets and related impairment testing.

Equity method investments:  Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  We review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.  Events and circumstances can include, but are not limited to:  evidence we do not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee.  If the fair value of the investment is less than the carrying value, and the investment will not recover in the near term, then other-than-temporary impairment may exist.  When the loss in value of an investment is determined to be other-than-temporary, we recognize an impairment in the period the conclusion is made.

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

Stock-Based Compensation:  At May 31, 2019, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note K – Stock-Based Compensation.”  All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings based on their grant-date fair values.  Forfeitures are recognized as they occur.

Revenue Recognition:  Through fiscal 2018, we recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided evidence of an arrangement existed, pricing was fixed and determinable and the ability to collect was probable.  Through charges to net sales, provisions were made for returns and allowances, customer rebates and sales discounts based on past experience, specific agreements, and anticipated levels of customer activity.

On June 1, 2018, we adopted new accounting guidance that replaces most existing revenue recognition accounting guidance under U.S. GAAP, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).  Under the new accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.  Refer to “Note B – Revenue Recognition” for additional information on the adoption and impact of Topic 606.

Advertising Expense:  Advertising costs are expensed as incurred and included in SG&A expense.  Advertising expense was $15,574,000, $15,236,000, and $14,822,000 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Environmental Costs:  Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations.  Costs related to environmental contamination treatment and cleanup are charged to expense as incurred.

Statements of Cash Flows:  Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2019	2018	2017
Interest paid, net of amount capitalized	$38,807	$34,839	$29,826
Income taxes paid, net of refunds	$38,848	$44,819	$55,652

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

Income Taxes:  We account for income taxes using the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities.  We evaluate the deferred tax assets to determine whether it is more likely than not that all, or a portion, of the deferred tax assets will not be realized and provide a valuation allowance as appropriate.

Tax benefits from uncertain tax positions that are recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities.  It is our policy to record these in income tax expense.  While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest/penalties reserves in recognition that various taxing authorities may challenge our positions.  These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue.

Self-Insurance Reserves:  We self-insure most of our risks for product liability, cyber liability and pollution liability.  We are largely self-insured with respect to workers’ compensation, general and automobile liability, property liability, automobile liability and employee medical claims, and in order to reduce risk and better manage our overall loss exposure for these liabilities, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts.  We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances.  The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends.

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

Recently Issued Accounting Standards:

In February 2016, new accounting guidance was issued that replaces most existing lease accounting guidance under U.S. GAAP.  Among other changes, the new accounting guidance requires that leased assets and liabilities be recognized on the balance sheet by lessees for those leases classified as operating leases under previous guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, and the change is to be applied using a modified retrospective approach as of the beginning of the earliest period presented.  In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet in retained earnings.  We have completed steps to evaluate the components and criteria of existing leases; reviewed contracts and agreements to identify items that meet the definition of a lease under the new accounting guidance; and procured a third-party software system to track and manage our leases.  We have imported the lease data into the system and are in the process of testing the upload and system calculations.  We are also in the process of assessing the design of the future lease process and drafting a policy to address the new accounting standard requirements.  We have elected certain practical expedients available under the new accounting guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.  While we are in the process of evaluating the effect the new accounting guidance will have on the presentation of our consolidated financial statements and related disclosures, the adoption is anticipated to have a material impact on the Company’s consolidated balance sheets with the addition of right-of-use assets, offset by the associated liabilities; however, we do not expect it to have a material impact on the consolidated statement of earnings or on the consolidated statement of cash flows.

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

Note B – Revenue Recognition

Through fiscal 2018, in accordance with our historical accounting policies for revenue recognition, we recognized revenue upon transfer of title and risk of loss, or in the case of toll processing revenue, upon delivery of the goods, provided persuasive evidence of an arrangement existed, pricing was fixed or determinable and collectability was reasonably assured.  Through charges to net sales, provisions were made for returns and allowances, customer rebates and sales discounts based on past experiences, specific agreements, and anticipated levels of customer activity.

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

Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues and are estimated based on historical trends and current market conditions, with the offset to net sales.  The returns and allowances account increased approximately $546,000 during fiscal 2019 to $6,745,000.

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

The following table summarizes net sales by product class and by timing of revenue recognition for the fiscal year ended May 31, 2019:

(in thousands)	Reportable Segments
Product class:	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Steel Processing
Direct	$2,308,756	$-	$-	$-	$2,308,756
Toll	127,062	-	-	-	127,062
Pressure Cylinders
Industrial products	-	627,053	-	-	627,053
Consumer products	-	470,447	-	-	470,447
Oil & gas equipment	-	110,298	-	-	110,298
Engineered Cabs	-	-	115,902	-	115,902
Other	-	-	-	38	38
Total	$2,435,818	$1,207,798	$115,902	$38	$3,759,556
Timing of revenue recognition:
Goods transferred at a point in time	$2,308,756	$1,132,639	$115,902	$38	$3,557,335
Goods and services transferred over time	127,062	75,159	-	-	202,221
Total	$2,435,818	$1,207,798	$115,902	$38	$3,759,556

The following tables show the adjustments that would be required to be made to our fiscal 2019 consolidated financial statements to reflect the balances that would have been recorded if we continued to follow our accounting policies under the previous revenue recognition guidance:

(in thousands)	As Currently Reported	Topic 606 Adjustments	Balances Without Adoption of Topic 606
Consolidated Balance Sheet
Assets
Receivables	$501,944	$(5,367)	$496,577
Total inventories	484,280	8,704	492,984
Prepaid expenses and other current assets	69,508	(6,891)	62,617
Income tax receivable	10,894	425	11,319
Liabilities and equity
Income taxes payable	1,164	12	1,176
Deferred income taxes, net	74,102	(360)	73,742
Shareholders' equity - controlling interest	831,246	(2,227)	829,019
Noncontrolling interests	117,148	(554)	116,594
Consolidated Statement of Earnings
Net sales	$3,759,556	$(6,608)	$3,752,948
Cost of goods sold	3,279,601	(5,253)	3,274,348
Income tax expense	43,183	(319)	42,864
Net earnings	163,273	(1,036)	162,237
Net earnings attributable to noncontrolling interests	9,818	16	9,834
Net earnings attributable to controlling interest	153,455	(1,052)	152,403

Note C – Investments in Unconsolidated Affiliates

Our investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  These include ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), and Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (“Nisshin”) (10%).

During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our joint venture in China, Nisshin, was other than temporarily impaired due to current and projected operating losses.  As a result, an impairment charge of $4,017,000 was recognized within equity income in our consolidated statement of earnings to write down the investment to its estimated fair value of $3,700,000.

We received distributions from unconsolidated affiliates totaling $161,079,000, $89,787,000, and $102,015,000 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $121,948,000 and $55,198,000 at May 31, 2019 and 2018, respectively.  In accordance with the applicable accounting guidance, we reclassified the negative balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(in thousands)	2019	2018
Cash	$37,471	$52,812
Other current assets	594,959	590,578
Current assets for discontinued operations	35,793	37,640
Noncurrent assets	360,925	358,927
Total assets	$1,029,148	$1,039,957
Current liabilities	$236,781	$166,493
Current liabilities for discontinued operations	9,610	7,142
Short-term borrowings	15,162	26,599
Current maturities of long-term debt	33,003	23,243
Long-term debt	321,791	259,588
Other noncurrent liabilities	18,192	17,536
Equity	394,609	539,356
Total liabilities and equity	$1,029,148	$1,039,957

The amounts presented within the discontinued operations captions in the table above reflect the international operations of our WAVE joint venture, which are being sold as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  WAVE’s portion of the total sales proceeds is expected to be approximately $90,000,000 ($45,000,000 attributed to Worthington).  The transaction is subject to regulatory approvals and other customary closing conditions.  During the first quarter of fiscal 2019, the parties agreed to extend the date by which certain competition clearance conditions were to be satisfied per the original purchase agreement.  In exchange, Knauf Group irrevocably agreed to fund the purchase price which was received by AWI in two distributions, the first on August 1, 2018, and the balance on September 15, 2018.  In September 2018, we received a cash distribution of $35,000,000 from WAVE related to the pending sale of the international operations.  We will receive the remaining proceeds at closing, subject to certain adjustments as provided in the purchase agreement, including those related to the economic impact of any required regulatory remedies and a working capital adjustment.  Despite receiving a portion of the sales proceeds, there has been no change in control of the international operations of WAVE; therefore, the gain to be realized from this transaction has not been reflected in WAVE’s statement of earnings.  The closing is expected to occur by the end of calendar 2019.   We also received a one-time special cash distribution of $25,000,000 from WAVE in connection with a financing transaction completed in October 2018.

The following table presents summarized financial information for our four largest unconsolidated affiliates as of, and for the fiscal years ended May 31.  All other unconsolidated affiliates are combined and presented in the Other category.

(in thousands)	2019	2018	2017
Net sales
WAVE	$379,103	$360,395	$334,031
ClarkDietrich	892,758	790,887	711,735
Serviacero Worthington	351,671	315,098	275,315
ArtiFlex	201,526	197,061	208,922
Other	32,753	28,578	17,784
Total net sales	$1,857,811	$1,692,019	$1,547,787

Gross margin (loss)
WAVE	$205,909	$201,581	$190,350
ClarkDietrich	93,947	97,437	128,098
Serviacero Worthington	34,494	32,396	37,080
ArtiFlex	12,928	18,266	22,829
Other	(6,000)	(6,399)	(4,313)
Total gross margin	$341,278	$343,281	$374,044

Operating income (loss)
WAVE	$166,969	$158,697	$158,030
ClarkDietrich	33,384	39,153	68,696
Serviacero Worthington	25,636	24,232	29,975
ArtiFlex	5,524	11,395	15,519
Other	(9,964)	(10,584)	(8,407)
Total operating income	$221,549	$222,893	$263,813

Depreciation and amortization
WAVE	$3,634	$3,318	$2,978
ClarkDietrich	11,600	11,864	12,718
Serviacero Worthington	4,319	3,919	3,862
ArtiFlex	6,055	5,515	5,850
Other	875	749	698
Total depreciation and amortization	$26,483	$25,365	$26,106

Interest expense
WAVE	$10,547	$8,365	$7,182
ClarkDietrich	912	114	20
Serviacero Worthington	493	397	89
ArtiFlex	1,443	1,333	1,429
Other	-	-	-
Total interest expense	$13,395	$10,209	$8,720

Income tax expense (benefit)
WAVE	$219	$119	$2,398
ClarkDietrich	-	-	-
Serviacero Worthington	7,629	5,141	11,740
ArtiFlex	29	208	(2)
Other	-	-	(2)
Total income tax expense	$7,877	$5,468	$14,134

Net earnings (loss)
WAVE (1)	$162,849	$152,329	$154,866
ClarkDietrich	34,560	39,138	69,122
Serviacero Worthington	16,155	17,577	18,140
ArtiFlex	4,051	9,854	14,092
Other	(8,383)	(11,922)	(5,472)
Total net earnings	$209,232	$206,976	$250,748

(1)

These net earnings include net income attributable to discontinued operations of $6,830,000, $2,226,000, and $6,775,000 in fiscal 2019, fiscal 2018, and fiscal 2017, respectively, related to the international operations of WAVE being sold.  All other amounts presented in the table above exclude the activity of the discontinued operations of WAVE.

At May 31, 2019 and 2018, $46,838,000 and $42,636,000, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note D – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2019 and fiscal 2018 by reportable business segment:

(in thousands)	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Balance at May 31, 2017
Goodwill	$7,899	$234,123	$44,933	$127,245	$414,200
Accumulated impairment losses	-	-	(44,933)	(121,594)	(166,527)
	7,899	234,123	-	5,651	247,673
Acquisitions and purchase accounting adjustments (1)	-	103,437	-	-	103,437
Translation adjustments	-	3,739	-	-	3,739
Impairment losses (2)	-	(4,015)	-	(5,651)	(9,666)
	-	103,161	-	(5,651)	97,510
Balance at May 31, 2018
Goodwill	7,899	341,299	44,933	127,245	521,376
Accumulated impairment losses	-	(4,015)	(44,933)	(127,245)	(176,193)
	7,899	337,284	-	-	345,183
Acquisitions and purchase accounting adjustments (1)	-	777	-	-	777
Translation adjustments	-	(4,093)	-	-	(4,093)
Divestitures (3)	-	(7,260)	-	-	(7,260)
	-	(10,576)	-	-	(10,576)
Balance at May 31, 2019
Goodwill	7,899	330,723	44,933	127,245	510,800
Accumulated impairment losses	-	(4,015)	(44,933)	(127,245)	(176,193)
	$7,899	$326,708	$-	$-	$334,607

(1)	For additional information regarding the Company’s acquisitions, refer to “Note P – Acquisitions.”
(2)

Fiscal 2018 impairment charges included $4,015,000 of goodwill allocated to oil & gas equipment assets prior to their disposal on July 31, 2018 and $5,651,000 related to the sale of a 65% stake in WEI on March 31, 2018.

(3)	Fiscal 2019 divestitures included the sale of the operating assets and real property related to the solder business and certain brazing assets.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years.  The following table summarizes other intangible assets by class as of May 31, 2019 and 2018:

	2019		2018
		Accumulated		Accumulated
(in thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$74,801	$-	$76,701	$-
Total indefinite-lived intangible assets	74,801	-	76,701	-
Definite-lived intangible assets:
Customer relationships	$174,150	$69,258	$173,363	$57,125
Non-compete agreements	8,656	8,509	8,669	8,137
Technology / know-how	22,495	6,276	26,411	5,856
Other	3,716	3,716	3,804	3,804
Total definite-lived intangible assets	209,017	87,759	212,247	74,922
Total intangible assets	$283,818	$87,759	$288,948	$74,922

Amortization expense totaled $15,286,000, $19,679,000, and $13,525,000 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2020	$13,031
2021	$12,271
2022	$10,641
2023	$10,039
2024	$10,039

Impairment of Long-Lived Assets

Fiscal 2019:  During the fourth quarter of fiscal 2019, management finalized plans to close the Company’s CNG fuel systems facility in Salt Lake City, Utah.  As a result, long-lived assets with a carrying value of $2,405,000 were written down to their estimated fair market value of $238,000 (determined using Level 2 inputs), resulting in an impairment charge of $2,167,000.  The Company ceased production at this facility in May 2019.

During the fourth quarter of fiscal 2019, management determined that indicators of impairment were present with regard to certain long-lived assets of the Canton, Michigan facility operated by the Company’s consolidated joint venture, WSP.  As a result, long-lived assets with a carrying value of $4,269,000 were written down to their estimated fair market value of $1,000,000 (determined using Level 2 inputs), resulting in an impairment charge of $3,269,000.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2019, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$1,116	$1,899	$(2,127)	$(114)	$774
Facility exit and other costs	-	503	(313)	(188)	2
	$1,116	2,402	$(2,440)	$(302)	$776
Net gain on sale of assets		(13,420)
Restructuring and other income, net		$(11,018)

During fiscal 2019, the following actions were taken related to the Company’s restructuring activities:

•

In connection with the consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in fiscal 2018, the Company recognized severance expense of $1,086,000 and facility exit costs of $513,000.

•	Within the Pressure Cylinders business, the Company sold two oil & gas manufacturing facilities resulting in net proceeds of $20,256,000 and a net gain on disposal of $1,962,000.
•

In connection with the sale of the operating assets and real property related to the solder business and certain brazing assets within the Pressure Cylinders business, the Company recognized net proceeds of $27,577,000, severance expense of $89,000 and a net gain on disposal of $11,458,000.

•	Upon exit of the North America CNG fuel system market in the Salt Lake City, Utah facility, the Company recognized severance expense of $519,000.
•	In connection with other non-significant restructuring activities, the Company recognized severance expense of $205,000 and a reduction to facility exit costs of $10,000.

The total liability as of May 31, 2019 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  The tanks being replaced were sold mainly between 2012 and 2015, and were designed to meet specified ISO-standards.  These tanks successfully passed a number of ISO-certification tests; however, because it was mistakenly determined these tanks would qualify as a “child” of a similar fully-tested tank, not all tests for full standalone ISO-certification were completed.  Since the identical carbon fiber used to manufacture most of these tanks is no longer commercially available, SCI cannot manufacture new units to retroactively complete this testing.  The tanks were supplied to a single customer.  The replacement program is underway and is expected to take approximately six to twelve months to complete.  In connection with this matter, we recorded a $13,000,000 charge to costs of goods sold during the third quarter of fiscal 2019 to reflect our estimated costs of replacing these tanks.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

A progression of the liabilities recorded in connection with this matter during fiscal 2019 is summarized in the following table:

(in thousands)	Beginning Balance	Expense	Payments	Ending Balance
Tank replacement costs	$-	$13,000	$(4,500)	$8,500

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next six months.

Note G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $7,401,000 at May 31, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

We also had in place $15,833,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2019.  The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2019.

Note H – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2019 and 2018:

(in thousands)	2019	2018
4.30% senior notes due August 1, 2032	$200,000	$200,000
4.55% senior notes due April 15, 2026	250,000	250,000
4.60% senior notes due August 10, 2024	150,000	150,000
6.50% senior notes due April 15, 2020	150,000	150,000
Term loans	-	829
Other	3,100	3,899
Total debt	753,100	754,728
Unamortized discount and debt issuance costs	(3,801)	(4,360)
Total debt, net	749,299	750,368
Less: current maturities and short-term borrowings	150,943	1,474
Total long-term debt	$598,356	$748,894

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2020	$150,942
2021	631
2022	648
2023	533
2024	300
Thereafter	600,046
Total	$753,100

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

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”).  The 2032 Notes bear interest at a rate of 4.300%.  The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity.  We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.  We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes.  The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in AOCI.  Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount, respectively.  The debt issuance costs and the debt discount were recorded on the consolidated balance sheet within long-term debt as a contra-liability.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,857,000 and $174,000, respectively, at May 31, 2019 and $1,998,000 and $187,000, respectively, at May 31, 2018.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”).  The 2026 Notes bear interest at a rate of 4.55%.  The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity.  We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facilities.  Approximately $3,081,000, $2,279,000 and $528,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively.  The debt issuance costs and debt discount were recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,297,000 and $300,000, respectively, at May 31, 2019 and $1,488,000 and $344,000, respectively, at May 31, 2018.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”).  The 2024 Notes bear interest at a rate of 4.60%.  The net proceeds from this issuance were used to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $80,000 of the aggregate proceeds were allocated to debt issuance costs.  The unamortized portion of the debt issuance costs was $35,000 and $41,000 at May 31, 2019 and 2018, respectively.

On April 27, 2012, we executed a $5,880,000 seven-year term loan that matured on May 1, 2019 and required monthly payments of $76,350.  The loan bore interest at a rate of 2.49% and was secured by an aircraft that was purchased with its proceeds.  Borrowings outstanding totaled $829,000 as of May 31, 2018.  The Company paid off this term loan during the fourth quarter of fiscal 2019.

On April 13, 2010, we issued $150,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2020 (the “2020 Notes”).  The 2020 Notes bear interest at a rate of 6.50%.  The 2020 Notes were sold to the public at 99.890% of the principal amount thereof, to yield 6.515% to maturity.  We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $1,358,000, $1,486,000 and $165,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2020 Notes, debt issuance costs, and the debt discount.  The debt discount and debt issuance costs were recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the remaining term of the 2020 Notes.  The unamortized portion of the debt issuance costs and debt discount was $124,000 and $14,000, respectively, at May 31, 2019 and $272,000 and $30,000, respectively, at May 31, 2018.

Other Financing Arrangements

We maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”).  On January 15, 2019, the Company extended the maturity by one year to January 2020.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2019, no undivided ownership interests in this pool of accounts receivable had been sold.  Facility fees of $202,000, $383,000, and $354,000 were recognized within interest expense during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

We also maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On February 16, 2018, the Company amended the terms of the Credit Facility, extending the maturity by three years to February 2023. Debt issuance costs of $805,000 were incurred as a result of the renewal.  These costs have been deferred and will be amortized over the life of the Credit Facility to interest expense.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2019.  As discussed in “Note G – Guarantees,” we provided $15,833,000 in letters of credit for third-party beneficiaries as of May 31, 2019.  While not drawn against at May 31, 2019, $1,950,000 of these letters of credit were issued against availability under the Credit Facility, leaving $498,050,000 available at May 31, 2019.

Note I – Comprehensive Income (Loss)

Other Comprehensive Income (Loss):  The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2019			2018			2017
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before -Tax	Tax	Net-of- Tax
Foreign currency translation	$(14,772)	$-	$(14,772)	$12,744	$-	$12,744	$1,342	$-	$1,342
Pension liability adjustment	(2,203)	418	(1,785)	1,875	(309)	1,566	3,400	(1,158)	2,242
Cash flow hedges	(16,227)	3,780	(12,447)	1,351	(392)	959	(4,522)	1,700	(2,822)
Other comprehensive income (loss)	$(33,202)	$4,198	$(29,004)	$15,970	$(701)	$15,269	$220	$542	$762

Accumulated Other Comprehensive Loss:  The components of the changes in accumulated other comprehensive loss for the fiscal years ended May 31, 2019 and May 31, 2018 were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2017	$(17,358)	$(14,819)	$4,402	$(27,775)
Other comprehensive income before reclassifications	12,371	1,402	14,980	28,753
Reclassification adjustments to income (a)	-	473	(13,629)	(13,156)
Reclassification of stranded tax effects	-	(2,818)	1,117	(1,701)
Income tax effect	-	(309)	(392)	(701)
Balance at May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(14,652)	(3,404)	(12,637)	(30,693)
Reclassification adjustments to income (a)	-	1,201	(3,590)	(2,389)
Income tax effect	-	418	3,780	4,198
Balance at May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “Note Q – Derivative Instruments and Hedging Activities.”

The estimated net amount of the losses in AOCI at May 31, 2019 expected to be reclassified into net earnings within the succeeding twelve months is $6,590,000 (net of tax of $2,004,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2019, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2019.

Note J – Equity

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

Common Shares:  On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to 6,828,855 outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the outstanding common shares of Worthington Industries, Inc.   These common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at May 31, 2019 was 9,000,000.

During fiscal 2019 and 2018, we repurchased 4,100,000 common shares and 4,375,000 common shares, respectively, having an aggregate cost of $168,113,000 and $204,267,000, respectively.  No common shares were repurchased during fiscal 2017 in anticipation of the AMTROL acquisition.  For additional information refer to “Note P – Acquisitions”.

On October 1, 2014, the Company amended its non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the Company’s common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed.  For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of the Company and cash in lieu of fractional common shares.  As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity.  The amounts recorded in equity totaled $680,000 and $1,218,000 during fiscal 2019 and fiscal 2018, respectively.  Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheets.

Note K – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.  We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees.  A total of 2,655,478 of our common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2019.

We recognized pre-tax stock-based compensation expense of $11,733,000 ($9,034,000 after-tax), $13,758,000 ($9,482,000 after-tax), and $14,349,000 ($9,112,000 after-tax) under the Plans during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  At May 31, 2019, the total unrecognized compensation cost related to non-vested awards was $19,403,000, which will be expensed over the next three fiscal years.

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

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years.  For each grant, the exercise price was equal to the closing market price of the underlying common shares at each respective grant date.  The fair values of these stock options were based on the Black-Scholes option pricing model, calculated at the respective grant dates.  The calculated pre-tax stock-based compensation expense for these stock options, will be recognized on a straight-line basis over the respective vesting periods of the stock options.

(in thousands, except per share amounts)	2019	2018	2017
Granted	96	90	111
Weighted average exercise price, per share	$42.86	$47.76	$42.30
Weighted average grant date fair value, per share	$12.54	$14.99	$11.60
Pre-tax stock-based compensation, net of forfeitures	$1,199	$1,203	$1,146

The weighted average fair value of stock options granted in fiscal 2019, fiscal 2018 and fiscal 2017 was based on the following weighted average assumptions:

	2019	2018	2017
Assumptions used:
Dividend yield	2.02%	1.81%	2.59%
Expected volatility	33.09%	36.65%	36.86%
Risk-free interest rate	2.79%	1.98%	1.15%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2019		2018		2017
(in thousands, except per share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,019	$22.26	2,307	$20.99	3,306	$19.01
Granted	96	42.86	90	47.76	111	42.30
Exercised	(506)	18.45	(371)	20.37	(1,076)	16.90
Forfeited	(54)	44.31	(7)	33.02	(34)	29.95
Outstanding, end of year	1,555	24.01	2,019	22.26	2,307	20.99
Exercisable at end of year	1,397	21.96	1,800	20.03	2,067	19.17

		Weighted
		Average
	Number of	Remaining	Aggregate
	Stock	Contractual	Intrinsic
	Options	Life	Value
	(in thousands)	(in years)	(in thousands)
May 31, 2019
Outstanding	1,555	3.15	$18,728
Exercisable	1,397	2.62	$18,728

May 31, 2018
Outstanding	2,019	3.59	$51,858
Exercisable	1,800	3.06	$50,673

May 31, 2017
Outstanding	2,307	3.95	$48,509
Exercisable	2,067	3.47	$47,488

The total intrinsic value of stock options exercised during fiscal 2019 was $6,314,000.  The total amount of cash received from the exercise of stock options during fiscal 2019 was $5,085,000, and the related excess tax benefit realized from share-based payment awards was $2,792,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2019:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
	(in thousands)	per share
Non-vested, beginning of year	219	$11.55
Granted	96	12.55
Vested	(103)	10.75
Forfeited	(54)	12.70
Non-vested, end of year	158	$12.26

Service-Based Restricted Common Shares

We have awarded restricted common shares to certain employees and non-employee directors that contain service-based vesting conditions.  Service-based restricted common shares granted to employees cliff vest generally three years from the date of grant.  Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above.  All service-based restricted common shares are valued at the closing market price of our common shares on the date of the grant.

The table below sets forth the service-based restricted common shares we granted during each of fiscal 2019, fiscal 2018 and fiscal 2017.  The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2019	2018	2017
Granted	339	176	525
Weighted average grant date fair value, per share	$43.35	$47.88	$42.28
Pre-tax stock-based compensation, net of forfeitures	$14,692	$7,605	$19,841

The following tables summarize the activity for our service-based restricted common shares for the years ended May 31:

	2019		2018		2017
(in thousands, except per share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	796	$40.80	865	$39.49	698	$33.69
Granted	339	43.35	176	47.88	525	42.28
Vested	(229)	34.63	(205)	40.96	(310)	31.81
Forfeited	(95)	43.83	(40)	41.58	(48)	38.82
Outstanding, end of year	811	43.25	796	40.80	865	39.49

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.21		1.21		1.57

Aggregate intrinsic value of outstanding restricted
common shares	$27,681		$38,160		$36,298

Aggregate intrinsic value of restricted common
shares vested during the year	$10,388		$10,330		$12,840

Market-Based Restricted Common Shares

On June 24, 2014, we granted an aggregate of 50,000 market-based restricted common shares to two key employees under one of our Plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these market-based restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense was determined to be $1,603,000.  In fiscal 2016, 25,000 of these shares were cancelled.  On September 26, 2018, the remaining market-based restricted common share award was modified to extend the vesting period by one year, to June 24, 2020.  The incremental fair value was $261,000 and is being recognized on a straight-line basis over the remaining term.  At May 31, 2019, the remaining 25,000 market-based restricted common share award was outstanding.

On September 28, 2018, we granted an aggregate 225,000 restricted common shares to two key employees under our Plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) upon achieving corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2019, 2020 and 2021.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair value of our performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2019, fiscal 2018 and fiscal 2017:

(in thousands, except per share amounts)	2019	2018	2017
Granted	43	54	67
Weighted average grant date fair value, per share	$42.91	$50.61	$44.91
Pre-tax stock-based compensation	$1,854	$2,748	$2,995

Note L – Employee Pension Plans

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

We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan” or “defined benefit plan”).  The Gerstenslager Plan is a non‑contributory pension plan, which covers certain employees based on age and length of service.  Our contributions have complied with ERISA's minimum funding requirements.  Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance.  We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan.  During fiscal 2019, the Gerstenslager Plan was amended to allow certain inactive participants to take a lump sum.

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2019	2018	2017
Defined benefit plan:
Interest cost	$1,503	$1,522	$1,527
Return on plan assets	(532)	(1,361)	(2,224)
Net amortization and deferral	(918)	(20)	1,025
Net periodic pension cost on defined benefit plan	53	141	328
Settlement cost	760	-	-
Defined contribution plans	16,308	14,972	14,542
Total retirement plan cost	$17,121	$15,113	$14,870

The following actuarial assumptions were used for our defined benefit plan:

	2019	2018	2017
To determine benefit obligation:
Discount rate	3.57%	4.02%	3.94%
To determine net periodic pension cost:
Discount rate	4.02%	3.94%	3.75%
Expected long-term rate of return	7.00%	7.00%	7.00%

To calculate the discount rate we used the expected cash flows of the benefit payments and the FTSE Pension Index (formerly Citigroup).  The Gerstenslager Plan’s expected long-term rate of return in fiscal 2019, fiscal 2018 and fiscal 2017 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement.  In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status of the Gerstenslager Plan as of, and for the fiscal years ended May 31:

(in thousands)	2019	2018
Change in benefit obligation
Benefit obligation, beginning of year	$38,010	$39,174
Interest cost	1,503	1,522
Actuarial (gain) loss	1,868	(1,516)
Benefits paid	(1,201)	(1,170)
Settlements	(1,661)	-
Benefits obligation, end of year	$38,519	$38,010

Change in plan assets
Fair value, beginning of year	$27,212	$27,022
Return on plan assets	532	1,361
Company contributions	1,376	-
Benefits paid	(1,201)	(1,171)
Settlements	(1,661)	-
Fair value, end of year	26,258	27,212
Funded status	$(12,261)	$(10,798)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(12,261)	$(10,798)
Accumulated other comprehensive loss	18,370	16,343

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	18,370	16,343
Total	$18,370	$16,343

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal years ended May 31:

(in thousands)	2019	2018
Net gain (loss)	$(3,227)	$1,023
Amortization of net loss	441	473
Extraordinary charges	759	-
Total recognized in other comprehensive income (loss)	$(2,027)	$1,496
Total recognized in net periodic benefit cost and other comprehensive income	$2,839	$1,355

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost during fiscal 2020 is $553,000.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements.  Fair value is defined in “Note R – Fair Value Measurements.”  The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2019:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$3,109	$3,109	$-	$-
Bond funds	11,865	11,865	-	-
Equity funds	11,284	11,284	-	-
Total	$26,258	$26,258	$-	$-

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2018:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$291	$291	$-	$-
Bond funds	14,887	14,887	-	-
Equity funds	12,034	12,034	-	-
Total	$27,212	$27,212	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2019	2018
Asset category:
Equity securities	43%	44%
Debt securities	45%	55%
Other	12%	1%
Total	100%	100%

Equity securities include no employer stock.  The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants;  (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plan’s liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments.  We have already contributed $142,000 in fiscal 2020 and have 11 contributions planned for fiscal 2020 totaling $1,558,000.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit plan during the fiscal years noted:

(in thousands)
2020	$1,293
2021	$1,322
2022	$1,405
2023	$1,486
2024	$1,556
2025-2029	$9,273

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location.  Severance benefits must be paid to all employees hired before December 31, 2002.  Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings).  Service benefits are based on a percentage of compensation and years of service.  The accrued liability for these unfunded plans was $7,009,000 and $6,561,000 at May 31, 2019 and 2018, respectively, and was included in other liabilities on the consolidated balance sheets.  Net periodic pension cost for these plans was $925,000, $601,000, and $554,000, for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The assumed salary rate increase was 2.75% for fiscal 2019, fiscal 2018 and fiscal 2017.  The discount rate at May 31, 2019, 2018 and 2017 was 1.40%, 1.80%, and 1.60%, respectively.  Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note M – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act “(TCJA”) was signed into federal law. The TCJA significantly revised the U.S. corporate income tax system by lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA added several new provisions including changes to bonus depreciation, the deduction for executive compensation, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, did not apply to the Company until June 1, 2018. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries for the new tax. The two material items that impacted the Company for fiscal 2018 were the reduction in the tax rate and a one-time mandatory deemed repatriation tax imposed on the Company’s unremitted foreign earnings. Due to the Company’s fiscal year, the Company’s fiscal 2018 U.S. federal blended statutory income tax rate was 29.2%. The Company’s U.S. federal statutory income tax rate is 21.0% starting June 1, 2018.

Consistent with applicable Securities and Exchange Commission guidance in Staff Accounting Bulletin 118 (“SAB118”), the Company recognized a provisional income tax benefit of $38,200,000 related to the re-measurement of deferred tax assets and liabilities and a provisional income tax expense of $6,900,000 for the one-time mandatory deemed repatriation tax during fiscal 2018.  During fiscal 2019, the Company finalized the accounting for the TCJA and made no material adjustments to these provisional amounts.

Earnings before income taxes for the three fiscal years ended May 31 include the following components:

(in thousands)	2019	2018	2017
United States based operations	$173,200	$177,088	$266,222
Non – United States based operations	33,256	31,982	30,905
Earnings before income taxes	206,456	209,070	297,127
Less: Net earnings attributable to noncontrolling interests*	9,818	6,056	13,422
Earnings before income taxes attributable to controlling interest	$196,638	$203,014	$283,705

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the fiscal years ended May 31 were as follows:

(in thousands)	2019	2018	2017
Current
Federal	$15,454	$33,261	$50,200
State and local	2,309	3,292	2,954
Foreign	7,985	9,904	7,593
	25,748	46,457	60,747
Deferred
Federal	18,195	(34,442)	18,177
State and local	1,621	388	476
Foreign	(2,381)	(4,183)	(210)
	17,435	(38,237)	18,443
	$43,183	$8,220	$79,190

The tax benefit related to the purchase of the noncontrolling interest in dHybrid Systems, LLC credited to additional paid-in capital was $539,000 for fiscal 2017.  Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) OCI were $418,000, $(309,000), and $(1,158,000) for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $3,780,000, $(392,000), and $1,700,000 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

A reconciliation of the federal statutory corporate income tax rate to total tax provision follows:

	2019	2018	2017
Federal statutory corporate income tax rate	21.0%	29.2%	35.0%
State and local income taxes, net of federal tax benefit	2.1	2.3	1.5
Non-U.S. income taxes at other than federal statutory rate	0.2	(1.4)	(1.4)
Qualified production activities deduction	-	(2.3)	(1.9)
Impact of tax reform (1)	-	(15.4)	-
Worthington Aritas write down	-	(4.8)	-
Excess benefit related to share-based payment awards	(1.4)	(2.0)	(5.7)
AMTROL acquisition	-	(1.9)	-
Other	0.1	0.3	0.4
Effective tax rate attributable to controlling interest	22.0%	4.0%	27.9%

(1)

Amount reflects the impact of the re-measurement of the Company’s deferred tax balances at the lower federal statutory corporate income tax rate, net of the mandatory deemed repatriation tax on unremitted foreign earnings.

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 20.9%, 3.9% and 26.7% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures and Worthington Aritas through May 23, 2018, which is the date we purchased the remaining 25% ownership interest.  The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of Worthington Aritas (a foreign corporation), and TWB’s wholly-owned foreign corporations, is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits were $1,621,000, $2,638,000, and $2,975,000 as of May 31, 2019, 2018 and 2017, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $1,257,000 as of May 31, 2019.  Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings.  As of May 31, 2019, 2018 and 2017, we had accrued liabilities of $287,000, $271,000 and $307,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2018	$2,638
Decreases - tax positions taken in prior years	(96)
Increases - tax positions taken in prior years	41
Increases - current tax positions	43
Settlements	(831)
Lapse of statutes of limitations	(174)
Balance at May 31, 2019	$1,621

Approximately $1,000,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal –2015 and forward

U.S. State and Local –2014 and forward

Austria – 2016 and forward

Canada –2015 and forward

Mexico – 2014 and forward

Portugal – 2015 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2019	2018
Deferred tax assets
Accounts receivable	$1,516	$1,455
Inventories	5,649	5,004
Accrued expenses	21,195	23,219
Net operating loss carry forwards	16,433	14,201
Stock-based compensation	10,989	10,588
Derivative contracts	2,054	-
Other	316	1,313
Total deferred tax assets	58,152	55,780
Valuation allowance for deferred tax assets	(14,619)	(14,006)
Net deferred tax assets	43,533	41,774
Deferred tax liabilities
Property, plant and equipment	(91,732)	(74,512)
Investment in affiliated companies, principally due to undistributed earnings	(23,035)	(22,918)
Derivative contracts	-	(2,653)
Other	(2,868)	(1,879)
Total deferred tax liability	(117,635)	(101,962)
Net deferred tax liability	$(74,102)	$(60,188)

At May 31, 2019, we had tax benefits for state net operating loss carry forwards of $10,745,000 that expire from fiscal 2021 to the fiscal year ending May 31, 2039, and tax benefits for foreign net operating loss carry forwards of $5,688,000 that expire from fiscal 2020 to the fiscal year ending May 31, 2025.

The valuation allowance for deferred tax assets of $14,619,000 at May 31, 2019 is associated primarily with the net operating loss carry forwards.  The valuation allowance includes $9,341,000 for state and $5,278,000 for foreign deferred tax assets.  The majority of the state valuation allowance relates to our facility in Decatur, Alabama. The foreign valuation allowance relates to the Company’s operations in Turkey.  Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note N – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(in thousands, except per share amounts)	2019	2018	2017
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$153,455	$194,794	$204,515
Denominator:
Denominator for basic earnings per share attributable to controlling
interest - weighted average common shares	57,196	60,923	62,443
Effect of dilutive securities	1,627	2,119	2,431
Denominator for diluted earnings per share attributable to controlling
interest - adjusted weighted average common shares	58,823	63,042	64,874
Basic earnings per share attributable to controlling interest	$2.68	$3.20	$3.28
Diluted earnings per share attributable to controlling interest	$2.61	$3.09	$3.15

Stock options covering 313,144, 188,504, and 100,048 common shares for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

Note O – Segment Data

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

Steel Processing: The Steel Processing reportable segment consists of the Worthington Steel business unit and three consolidated joint ventures: Spartan, TWB and WSP.  Spartan operates a cold-rolled, hot-dipped galvanizing line and TWB operates a laser welded blanking business.  WSP serves primarily as a toll processor for United States Steel Corporation and others.  Its services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing.  Worthington Steel is an intermediate processor of flat-rolled steel.  This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot-dipped galvanizing, hydrogen annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including  acrylic and paint coating. Worthington Steel sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  The Steel Processing reportable segment also includes the results of Packaging Solutions through May 31, 2017.  The percentage of our consolidated net sales generated by the Steel Processing reportable segment was approximately 65%, 63% and 69%, in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Pressure Cylinders: The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit.  During the fourth quarter of fiscal 2018, management committed to a plan to sell the Company’s cryogenics business in Turkey and the net assets of the asset group have been presented separately as assets held for sale in our consolidated balance sheets.  The percentage of our consolidated net sales generated by the Pressure Cylinders reportable segment was approximately 32%, 34% and 28% in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  We acquired AMTROL on June 2, 2017, which has been included in the Pressure Cylinders reportable segment since that date, and accounted for approximately 7% of our consolidated net sales in both fiscal 2019 and fiscal 2018.

The Pressure Cylinders reportable segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuels, cryogenic equipment, and systems and services for handling liquid gasses, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuels includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks. Cryogenic equipment and systems include LNG systems for marine and mining applications, liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare markets, and tanks and trailers for liquefied nitrogen, oxygen, argon, hydrogen, and natural gas. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand held torches, Balloon Time® helium-filled balloon kits, plumbing tools, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers, retailers and distributors.

•

Oil & Gas Equipment:  This market sector includes steel storage tanks, separation equipment, controls and other products primarily used in the energy markets, including oil and gas and nuclear. This market sector also includes hoists and other marine products which are used principally in shipyard lift systems.

Engineered Cabs: The Engineered Cabs reportable segment consists of the Worthington Industries Engineered Cabs business unit, a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries.  Engineered Cabs’ product design, engineering support and broad manufacturing capabilities enable it to produce cabs and structures used in products ranging from small utility equipment to large earthmovers.  Engineered Cabs also includes Packaging Solutions, effective June 1, 2017.  Packaging Solutions designs and manufactures reusable custom steel platforms, racks and pallets for supporting, protecting and handling products throughout the shipping process.  For each fiscal 2019, fiscal 2018 and fiscal 2017, the percentage of our consolidated net sales generated by the Engineered Cabs reportable segment was approximately 3%.

Other: Certain income and expense items not allocated to our operating segments are included in Other, including costs associated with our captive insurance company. The Other category also included the former WEI operating segment, through March 31, 2018 when we disposed of 65% of our 75% stake in the business effective March 31, 2018.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.”  We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2019	2018	2017
Net sales
Steel Processing	$2,435,818	$2,252,771	$2,074,869
Pressure Cylinders	1,207,798	1,206,183	829,846
Engineered Cabs	115,902	116,631	101,388
Other	38	6,035	8,005
Total net sales	$3,759,556	$3,581,620	$3,014,108

Operating income (loss)
Steel Processing	$89,761	$152,690	$170,481
Pressure Cylinders	69,872	23,396	54,098
Engineered Cabs	(14,664)	(11,305)	(7,685)
Other	(205)	(23,171)	(3,773)
Total operating income	$144,764	$141,610	$213,121

Depreciation and amortization
Steel Processing	$40,374	$43,331	$42,861
Pressure Cylinders	42,403	46,691	31,052
Engineered Cabs	5,687	5,415	5,197
Other	7,138	7,922	7,683
Total depreciation and amortization	$95,602	$103,359	$86,793

Impairment of goodwill and long-lived assets
Steel Processing	$3,269	$-	$-
Pressure Cylinders	4,548	53,883	-
Engineered Cabs	-	-	-
Other	-	7,325	-
Total impairment of goodwill and long-lived assets	$7,817	$61,208	$-

Restructuring and other expense (income), net
Steel Processing	$(9)	$(10,087)	$1,828
Pressure Cylinders	(11,009)	2,365	3,411
Engineered Cabs	-	(78)	1,219
Other	-	379	(47)
Total restructuring and other expense (income), net	$(11,018)	$(7,421)	$6,411

Total assets
Steel Processing	$924,966	$999,238	$882,863
Pressure Cylinders	1,123,115	1,147,268	766,611
Engineered Cabs	66,226	66,456	62,141
Other	396,489	408,825	613,729
Total assets	$2,510,796	$2,621,787	$2,325,344

Capital expenditures
Steel Processing	$39,114	$31,966	$40,775
Pressure Cylinders	37,558	32,697	24,798
Engineered Cabs	1,131	2,067	755
Other	6,696	9,358	2,058
Total capital expenditures	$84,499	$76,088	$68,386

The following table presents net sales by geographic region for the fiscal years ended May 31:

(in thousands)	2019	2018	2017
North America	$3,559,650	$3,275,090	$2,805,182
International	199,906	306,530	208,926
Total	$3,759,556	$3,581,620	$3,014,108

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2019	2018
North America	$514,519	$512,439
International	64,145	72,531
Total	$578,664	$584,970

Note P – Acquisitions

Magna Industries, Inc.

On May 1, 2019, the Company acquired the net assets of Magna Industries, Inc., a Cleveland-based manufacturer of Mag-Torch® hand-held torches and Superior Tool® plumbing tools.  The total purchase price was $13,500,000, including contingent consideration with an estimated fair value of $2,000,000 related to an earn-out provision tied to future performance.  An additional $1,150,000 of the purchase price was deferred to cover any adjustments or disputes that arise after the closing date for up to one year.  In connection with the acquisition, the Company recognized total intangible assets of $3,677,000, including goodwill of $777,000.  The remaining purchase price was allocated primarily to working capital.

AMTROL

On June 2, 2017, the Company acquired AMTROL, a leading manufacturer of pressure cylinders and water system tanks with operations in the U.S. and Europe.  The total purchase price was $291,921,000, after adjusting for excess working capital, and was funded primarily with cash on hand.  The net assets became part of the Pressure Cylinders operating segment at closing, with the well water and expansion tank operations aligning under the consumer products business and the refrigerant, liquid propane and industrial and specialty gas operations aligning under the industrial products business.  Total acquisition-related expenses were $3,568,000, of which $1,568,000 were incurred during fiscal 2018.

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

The following unaudited pro forma information presents consolidated financial information as if AMTROL had been acquired at the beginning of fiscal 2017.  Depreciation and amortization expense included in the pro forma results reflect the acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of AMTROL assuming a June 1, 2016 acquisition date.  Adjustment has also been made for the acquisition-related costs incurred in each period presented.  Pro forma results for the fiscal year ended May 31, 2018 have also been adjusted to remove the impact of the acquisition-date fair value adjustments to inventories and accrued severance costs related to headcount reductions at AMTROL initiated during the first quarter of fiscal 2018.  The pro forma adjustments noted above have been adjusted for the applicable income tax impact.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of June 1, 2016

(in thousands, except per share amounts)	2018	2017
Net sales	$3,581,620	$3,263,315
Net earnings attributable to controlling interest	$199,038	$215,182
Diluted earnings per share attributable to controlling interest	$3.16	$3.32

Note Q – Derivative Instruments and Hedging Activities

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

Foreign Currency Exchange Risk Management – We conduct business in several major international currencies and are, therefore, subject to risks associated with changing foreign currency exchange rates. We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. The translation of foreign currencies into United States dollars also subjects us to exposure related to fluctuating foreign currency exchange rates; however, derivative instruments are not used to manage this risk.

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, copper, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the associated price risk.

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

Refer to "Note R – Fair Value Measurements" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$5	Accounts payable	$8,383
	Other assets	-	Other liabilities	201
Totals		$5		$8,584
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,347	Accounts payable	$3,568
	Other assets	62	Other liabilities	66
		2,409		3,634
Foreign exchange contracts	Receivables	-	Accounts payable	20
Totals		$2,409		$3,654
Total derivative instruments		$2,414		$12,238

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

The following table summarizes our cash flow hedges outstanding at May 31, 2019:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$61,454	June 2019 - December 2020

The following table summarizes the gain recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges during fiscal 2019 and fiscal 2018:

				Location of
		Location of		Gain	Gain
		Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
	Gain (Loss)	Reclassified	Reclassified	Portion)	Portion)
	Recognized	from	from	Excluded	Excluded
	in OCI	AOCI	AOCI	from	from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing	Testing
For the fiscal year ended May 31, 2019:
Interest rate contracts	$-	Interest expense	$(162)	Interest expense	$-
Commodity contracts	(12,637)	Cost of goods sold	3,752	Cost of goods sold	-
Totals	$(12,637)		$3,590		$-

For the fiscal year ended May 31, 2018:
Interest rate contracts	$3,363	Interest expense	$(407)	Interest expense	$-
Commodity contracts	11,620	Cost of goods sold	14,034	Cost of goods sold	-
Totals	$14,983		$13,627		$-

The estimated net amount of the losses in AOCI at May 31, 2019 expected to be reclassified into net earnings within the succeeding twelve months is $6,590,000 (net of tax of $2,004,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2019, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2020.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at May 31, 2019:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$53,310	June 2019 - August 2020
Foreign exchange contracts	8,590	June 2019 - March 2020

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2019 and fiscal 2018:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(in thousands)	Recognized in Earnings	2019	2018
Commodity contracts	Cost of goods sold	$(5,114)	$6,284
Foreign exchange contracts	Miscellaneous income, net	(3,604)	(264)
Total		$(8,718)	$6,020

Note R – Fair Value Measurements

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2019, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative contracts (1)	$-	$2,414	$-	$2,414
Total assets	$-	$2,414	$-	$2,414

Liabilities
Derivative contracts (1)	$-	$12,238	$-	$12,238
Total liabilities	$-	$12,238	$-	$12,238

At May 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative contracts (1)	$-	$11,423	$-	$11,423
Total assets	$-	$11,423	$-	$11,423

Liabilities
Derivative contracts (1)	$-	$846	$-	$846
Total liabilities	$-	$846	$-	$846

(1)

The fair value of our derivative contracts was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities.  Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows.  Refer to “Note Q – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

Non-Recurring Fair Value Measurements

At May 31, 2019, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$3,700	$-	$3,700
Long-lived assets held and used (2)	-	1,238	-	1,238
Long-lived assets held for sale (3)	-	7,000	-	7,000
Total assets	$-	$11,938	$-	$11,938

At May 31, 2018, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (4)	$-	$30,000	$-	$30,000
Total assets	$-	$30,000	$-	$30,000

(1)

During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our Nisshin joint venture was other than temporarily impaired due to current and projected operating losses.  As a result, the investment was written down to its estimated fair value of $3,700,000, resulting in an impairment charge of $4,017,000 within equity in net income of unconsolidated affiliates.

(2)

During the fourth quarter of fiscal 2019, in connection with the ongoing closure of the CNG fuel system facility in Salt Lake City, Utah, long-lived assets consisting primarily of technology-related intangible assets and fixed assets were written down to their estimated fair value of $238,000 resulting in an impairment charge of $2,167,000.  During the fourth quarter of fiscal 2019, certain long-lived assets at our consolidated joint venture, WSP, were written down to their estimated fair value of $1,000,000, resulting in an impairment charge of $3,269,000.

(3)

During the first quarter of fiscal 2019, changes in facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000 generating an impairment charge of $2,381,000.

(4)

During the fourth quarter of fiscal 2018, management committed to a plan to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of Worthington Aritas exceeded its then estimated fair market value of $9,000,000, resulting in an impairment charge of $42,422,000.  Worthington Aritas was sold in July 2019; refer to “Note V – Subsequent Events” for additional information regarding the sale.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21,000,000, resulting in an impairment charge of $10,497,000.  The oil & gas equipment assets were sold July 31, 2018.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $767,075,000 and $757,069,000 at May 31, 2019 and 2018, respectively.  The carrying amount of long-term debt, including current maturities, was $749,299,000 and $750,368,000 at May 31, 2019 and 2018, respectively.

Note S – Operating Leases

We lease certain property and equipment from third parties under non-cancelable operating lease agreements.  Rent expense under operating leases was $16,624,000, $16,277,000 and $13,519,000 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2019, were as follows:

(in thousands)
2020	$10,774
2021	8,398
2022	5,428
2023	4,054
2024	2,098
Thereafter	2,637
Total	$33,389

Note T – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices.  Net sales to affiliated companies for fiscal 2019, fiscal 2018 and fiscal 2017 totaled $53,125,000, $57,382,000, and $56,588,000, respectively.  Purchases from affiliated companies for fiscal 2019, fiscal 2018 and fiscal 2017 totaled $2,906,000, $7,292,000, and $7,145,000, respectively.  Accounts receivable from affiliated companies were $4,246,000 and $2,479,000 at May 31, 2019 and 2018, respectively.  Accounts payable to affiliated companies were $687,000 at May 31, 2019.  There was no accounts payable outstanding to affiliated companies at May 31, 2018.

Note U – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2019 and fiscal 2018:

(in thousands, except per share)	Three Months Ended
Fiscal 2019	August 31	November 30	February 28	May 31
Net sales	$988,107	$958,226	$874,381	$938,842
Gross margin	142,997	120,934	90,021	126,003
Impairment of long-lived assets (1)	2,381	-	-	5,436
Net earnings	56,958	37,792	29,548	38,975
Net earnings attributable to controlling interest	54,942	34,002	26,773	37,738
Basic earnings per share - controlling interest	$0.94	$0.59	$0.47	$0.68
Diluted earnings per share - controlling interest	$0.91	$0.57	$0.46	$0.66

Fiscal 2018	August 31	November 30	February 28	May 31
Net sales	$848,237	$871,266	$841,657	$1,020,460
Gross margin	132,778	140,079	127,055	162,946
Impairment of goodwill and long-lived assets (1)	-	8,289	-	52,919
Net earnings	48,074	41,622	78,297	32,857
Net earnings attributable to controlling interest	45,534	39,403	79,087	30,769
Basic earnings per share - controlling interest	$0.73	$0.64	$1.31	$0.52
Diluted earnings per share - controlling interest	$0.70	$0.62	$1.27	$0.50

(1)	For additional information regarding the Company’s impairment activity, refer to “Note D – Goodwill and Other Long-Lived Assets.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Note V – Subsequent Events

On July 24, 2019, the Company completed the sale of Worthington Aritas and received cash proceeds, net of transaction costs, of approximately $8,300,000.  The impact of the transaction was immaterial to the statement of earnings.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance (A)	Balance at End of Period
Year Ended May 31, 2019:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$632,000	$659,000	$(141,000)	$1,150,000
Year Ended May 31, 2018:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,444,000	$11,000	$(2,823,000)	$632,000
Year Ended May 31, 2017:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$4,579,000	$269,000	$(1,404,000)	$3,444,000

Note A – For fiscal 2018, the balance also includes $1,215,000 related to Worthington Aritas that was reclassified to assets held for sale.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2019).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2019) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2019, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment.  This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2019.  The results of management’s assessment were reviewed with the Audit Committee of the Worthington Industries, Inc. Board of Directors.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Worthington Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated July 30, 2019, expressed an unqualified opinion on those consolidated financial statements.

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
July 30, 2019

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 25, 2019 (the “2019 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1:  ELECTION OF DIRECTORS” in Worthington Industries’ definitive Proxy Statement relating to the 2019 Annual Meeting (“Worthington Industries’ Definitive 2019 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2019 (the fiscal year ended May 31, 2019).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Delinquent Section 16(a) Reports” in Worthington Industries’ Definitive 2019 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1:  ELECTION OF DIRECTORS – Committees of the Board – Nominating and Governance Committee” and “CORPORATE GOVERNANCE – Nominating Procedures” in Worthington Industries’ Definitive 2019 Proxy Statement.  These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2018 Annual Meeting of Shareholders held on September 26, 2018.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1:  ELECTION OF DIRECTORS –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2019 Proxy Statement.

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

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS” in Worthington Industries’ Definitive 2019 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2019 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Worthington Industries’ Definitive 2019 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Worthington Industries’ Definitive 2019 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Worthington Industries’ Definitive 2019 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and from the disclosure to be included under the caption “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2019 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Director Independence” and “TRANSACTIONS WITH CERTAIN RELATED PERSONS” in Worthington Industries’ Definitive 2019 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Independent Registered Public Accounting Firm Fees” and “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2019 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2019 and 2018

Consolidated Statements of Earnings for the fiscal years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the fiscal years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2019, 2018 and 2017

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

(3)Exhibits Required by Item 601 of Regulation S-K:

The documents listed in the Index to Exhibits that immediately precedes the signatures page of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated by reference as noted.  Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)

Exhibits:  The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

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

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
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
10.22

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, in order to evidence the grant, effective June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)
10.23

Amendment No. 1 to Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, effective as of September 26, 2018, in order to amend the Restricted Stock Award Agreement, effective as of June 24, 2014, evidencing the grant of 25,000 performance-based restricted common shares to Mr. Gilmore pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.24

Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 to be entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereto and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

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

10.29	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
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

10.32	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.33	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.34	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.35

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

10.36	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.37	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.38

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan) *

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.39

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.40

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.41

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (SEC File No. 1-8399)

10.42

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.43

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.44

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.45

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

10.46

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

10.47

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

10.48

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

10.51

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

Exhibit	Description of Exhibit	Location
10.52

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.53

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.54

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.55

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.56

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.57

Amendment No. 18 to Receivables Purchase Agreement, dated as of January 16, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018 (SEC File No. 1-8399)

10.58

Amendment No. 19 to Receivables Purchase Agreement dated November 30, 2018, among Worthington Receivables Corporation,, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Filed herewith

Exhibit	Description of Exhibit	Location
10.59

Amendment No. 20 to Receivables Purchase Agreement, dated as of January 14, 2019, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019 (SEC File No. 1-8399)

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

10.68	Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.69

Amendment No. 9, dated as of November 30, 2018, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Torch, LLC and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.70

Amendment No. 10, dated as of January 14, 2019, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various Remaining Originators listed therein, Worthington Industries Engineered Cabs, Inc., Worthington Industries Engineered Cabs, LLC, AMTROL Inc., Westerman, Inc. and Worthington Receivables Corporation

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019 (SEC File No. 1-8399)

10.71	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.72	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.78	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.79	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.80	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for Named Executive Officers*	Filed herewith

10.81	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (SEC File No. 1-8399)

10.82

Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with B. Andrew Rose in order to evidence the grant, effective as of September 26, 2018, of 175,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.83

Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore in order to evidence the grant, effective as of September 26, 2018, of 50,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.84	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.85	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	Filed herewith

Exhibit	Description of Exhibit	Location
101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

☨

The Disclosure Schedules and Exhibits referenced in the Agreement and Plan of Merger were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger.  Worthington Industries, Inc. hereby undertakes to furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan or arrangement.
#

Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2019 of Worthington Industries, Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2019 and 2018;
(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2019, 2018 and 2017;
(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2019, 2018 and 2017;
(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2019, 2018 and 2017;
(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2019, 2018 and 2017; and
(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2019, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2019	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	July 30, 2019	Director, Chairman of the Board and Chief
John P. McConnell		Executive Officer (Principal Executive Officer)

/s/ Joseph B. Hayek	July 30, 2019	Vice President and Chief Financial Officer
Joseph B. Hayek		(Principal Financial Officer)

/s/ Richard G. Welch	July 30, 2019	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*

The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2019
John P. McConnell
Attorney-In-Fact