Form 10-K/A
period 2019-05-31
WORTHINGTON INDUSTRIES INC
filed 2019-08-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 25, 2019, are incorporated by reference into Part III of this Report to the extent provided therein.

EXPLANATORY NOTE

Worthington Industries, Inc. (“Worthington Industries”) hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2019 (the “Form 10-K”), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).

This Form 10-K/A is being filed solely to add Exhibit 4.13 - “Description of Capital Stock of Worthington Industries, Inc.” as a document filed as an exhibit to the Form 10-K.

As contemplated by Item 601(b)(4)(vi) of SEC Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.13 provides the information required by Item 202(a) of SEC Regulation S-K with respect to the common shares, without par value (the “Common Shares”), of Worthington Industries.  The Common Shares are the only class of securities of Worthington Industries registered under Section 12 of the Securities Exchange Act of 1934, as amended.

No other changes are being made to the Form 10-K by means of this Form 10-K/A.  This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or update in any way disclosures made in the Form 10-K other than as described above and the filing of new Exhibit 31.1 and new Exhibit 31.2 related to this Form 10-K/A.  This Form 10-K/A should be read in conjunction with Worthington Industries’ filings with the SEC subsequent to the filing of the Form 10-K.

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents were filed as a part of the Form 10-K or are filed as a part of this Form 10-K/A as noted:

(1)Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below were filed as a part of the Form 10-K:

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

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the fiscal years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2019, 2018 and 2017

(2)Financial Statement Schedule:

The financial statement schedule listed below was filed as a part of the Form 10-K:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC were omitted from the Form 10-K because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)Exhibits Required by Item 601 of Regulation S-K:

The documents listed in the Index to Exhibits that immediately precedes the signatures page of  this Form 10-K/A (i) were filed or furnished with the Form 10-K as exhibits or incorporated by reference therein, in each case as noted, or (ii) are filed with this Form 10-K/A as exhibits.  Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)

Exhibits:  The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K/A (i) were filed or furnished with the Form 10-K as exhibits or incorporated into the Form 10-K by reference, in each case as noted, or (ii) are filed with this Form 10-K/A as exhibits.

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above was filed with the Form 10-K.

[Remainder of page intentionally left blank]

INDEX TO EXHIBITS

Exhibit	Description of Exhibit	Location

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

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of the Annual Report on Form 10-K) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.]

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

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

4.13	Description of Capital Stock of Worthington Industries, Inc.	Filed herewith

Exhibit	Description of Exhibit	Location
10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

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
10.52

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.53

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.54

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.55

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.56

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.57

Amendment No. 18 to Receivables Purchase Agreement, dated as of January 16, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018 (SEC File No. 1-8399)

10.58

Amendment No. 19 to Receivables Purchase Agreement dated November 30, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator

Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

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

10.71	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

10.72	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.78	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.79	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.80	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for Named Executive Officers*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

10.81	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (SEC File No. 1-8399)

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

10.84	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.85	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

23.2	Consent of Independent Auditor (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

Exhibit	Description of Exhibit	Location
32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1‑8399), filed on July 30, 2019

101.INS	XBRL Instance Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

101.SCH	XBRL Taxonomy Extension Schema Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

101.DEF	XBRL Taxonomy Definition Linkbase Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously submitted electronically with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399), filed on July 30, 2019 #

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
#

Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 of Worthington Industries, Inc. were the following documents formatted in XBRL (eXtensible Business Reporting Language):

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

WORTHINGTON INDUSTRIES, INC.

Date: August 30, 2019	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer