Form 10-Q
period 2019-08-31
WORTHINGTON INDUSTRIES INC
filed 2019-10-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 1, 2019, the number of Common Shares, without par value, issued and outstanding was 55,923,822.

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

•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, oil and gas, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture members and others with whom we do business;

ii

•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;
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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and in “PART II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31,	May 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$45,583	$92,363
Receivables, less allowances of $1,311 and $1,150 at August 31, 2019
and May 31, 2019, respectively	472,441	501,944
Inventories:
Raw materials	231,418	268,607
Work in process	85,916	113,848
Finished products	104,829	101,825
Total inventories	422,163	484,280
Income taxes receivable	8,198	10,894
Assets held for sale	14,591	6,924
Prepaid expenses and other current assets	67,116	69,508
Total current assets	1,030,092	1,165,913
Investments in unconsolidated affiliates	212,982	214,930
Operating lease assets	35,977	-
Goodwill	331,144	334,607
Other intangible assets, net of accumulated amortization of $89,607 and
$87,759 at August 31, 2019 and May 31, 2019, respectively	190,952	196,059
Other assets	29,762	20,623
Property, plant and equipment:
Land	23,003	23,996
Buildings and improvements	298,219	310,112
Machinery and equipment	1,014,975	1,049,068
Construction in progress	54,488	49,423
Total property, plant and equipment	1,390,685	1,432,599
Less: accumulated depreciation	838,962	853,935
Total property, plant and equipment, net	551,723	578,664
Total assets	$2,382,632	$2,510,796

Liabilities and equity
Current liabilities:
Accounts payable	$351,363	$393,517
Accrued compensation, contributions to employee benefit plans and
related taxes	52,577	78,155
Dividends payable	14,881	14,431
Other accrued items	52,340	59,810
Current operating lease liabilities	10,745	-
Income taxes payable	151	1,164
Current maturities of long-term debt	617	150,943
Total current liabilities	482,674	698,020
Other liabilities	71,171	69,976
Distributions in excess of investment in unconsolidated affiliate	123,401	121,948
Long-term debt	698,612	598,356
Noncurrent operating lease liabilities	29,124	-
Deferred income taxes, net	70,209	74,102
Total liabilities	1,475,191	1,562,402
Shareholders' equity - controlling interest	787,973	831,246
Noncontrolling interests	119,468	117,148
Total equity	907,441	948,394
Total liabilities and equity	$2,382,632	$2,510,796

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2019	2018
Net sales	$855,859	$988,107
Cost of goods sold	738,568	845,110
Gross margin	117,291	142,997
Selling, general and administrative expense	90,823	90,641
Impairment of long-lived assets	40,601	2,381
Restructuring and other expense (income), net	455	(936)
Operating income (loss)	(14,588)	50,911
Other income (expense):
Miscellaneous income, net	695	265
Interest expense	(9,480)	(9,728)
Loss on extinguishment of debt	(4,034)	-
Equity in net income of unconsolidated affiliates	24,767	30,008
Earnings (loss) before income taxes	(2,640)	71,456
Income tax expense (benefit)	(185)	14,498
Net earnings (loss)	(2,455)	56,958
Net earnings attributable to noncontrolling interests	2,321	2,016
Net earnings (loss) attributable to controlling interest	$(4,776)	$54,942

Basic
Average common shares outstanding	55,241	58,731
Earnings (loss) per share attributable to controlling interest	$(0.09)	$0.94

Diluted
Average common shares outstanding	55,241	60,621
Earnings (loss) per share attributable to controlling interest	$(0.09)	$0.91

Common shares outstanding at end of period	54,871	58,389

Cash dividends declared per share	$0.24	$0.23

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2019	2018
Net earnings (loss)	$(2,455)	$56,958
Other comprehensive income (loss):
Foreign currency translation	4,782	(3,695)
Pension liability adjustment, net of tax	1,013	(97)
Cash flow hedges, net of tax	(2,639)	(1,970)
Other comprehensive income (loss)	3,156	(5,762)
Comprehensive income	701	51,196
Comprehensive income attributable to noncontrolling interests	2,321	1,999
Comprehensive income (loss) attributable to controlling interest	$(1,620)	$49,197

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2019	2018
Operating activities:
Net earnings (loss)	$(2,455)	$56,958
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	24,177	24,493
Impairment of long-lived assets	40,601	2,381
Provision for (benefit from) deferred income taxes	(3,498)	18,934
Bad debt expense	168	221
Equity in net income of unconsolidated affiliates, net of distributions	5,082	(10,019)
Net loss on sale of assets	618	2,715
Stock-based compensation	3,995	3,156
Loss on extinguishment of debt	4,034	-
Changes in assets and liabilities:
Receivables	14,981	13,409
Inventories	44,282	(43,337)
Accounts payable	(37,234)	2,814
Accrued compensation and employee benefits	(23,215)	(30,934)
Other operating items, net	(7,167)	(10,346)
Net cash provided by operating activities	64,369	30,445

Investing activities:
Investment in property, plant and equipment	(22,174)	(19,434)
Proceeds from sale of assets	9,176	20,277
Net cash provided (used) by investing activities	(12,998)	843

Financing activities:
Proceeds from long-term debt, net of issuance costs	101,598	-
Principal payments on long-term obligations and debt redemption costs	(153,977)	(430)
Payments for issuance of common shares, net of tax withholdings	(3,213)	(4,091)
Payments to noncontrolling interests	-	(2,320)
Repurchase of common shares	(29,599)	(36,852)
Dividends paid	(12,960)	(12,719)
Net cash used by financing activities	(98,151)	(56,412)

Decrease in cash and cash equivalents	(46,780)	(25,124)
Cash and cash equivalents at beginning of period	92,363	121,967
Cash and cash equivalents at end of period	$45,583	$96,843

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

The Company owns controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020 (“fiscal 2020”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“fiscal 2019”) of Worthington Industries, Inc. (the “2019 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Adopted Accounting Standards

On June 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (“Topic 842”), which replaces most existing lease accounting guidance under U.S. GAAP.  See “NOTE D – Leases” for additional information regarding the Company’s adoption of Topic 842, including newly-required disclosures.

On June 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“Topic 815”), which amended the existing hedge accounting guidance under U.S. GAAP.  The ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the underlying risk management activities.  The adoption of the standard had no current or historical impact on our consolidated financial position or results of operations.   See “NOTE P – Derivative Instruments and Hedging Activities” for additional information.

Recently Issued Accounting Standards

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

NOTE B – Revenue Recognition

The following tables summarize net sales by product class and by timing of revenue recognition for the periods presented:

(in thousands)	Reportable Segments
Three months ended August 31, 2019	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$493,646	$-	$-	$-	$493,646
Toll	29,729	-	-	-	29,729
Pressure Cylinders
Industrial products	-	152,618	-	-	152,618
Consumer products	-	119,480	-	-	119,480
Oil & gas equipment	-	32,298	-	-	32,298
Engineered Cabs	-	-	28,066	-	28,066
Other	-	-	-	22	22
Total	$523,375	$304,396	$28,066	$22	$855,859

Timing of revenue recognition:
Goods transferred at a point in time	$493,646	$274,388	$28,066	$22	$796,122
Goods and services transferred over time	29,729	30,008	-	-	59,737
Total	$523,375	$304,396	$28,066	$22	$855,859

(in thousands)	Reportable Segments
Three months ended August 31, 2018	Steel Processing	Pressure Cylinders	Engineered Cabs	Other	Total
Product class:
Steel Processing
Direct	$626,862	$-	$-	$-	$626,862
Toll	33,625	-	-	-	33,625
Pressure Cylinders
Industrial products	-	152,847	-	-	152,847
Consumer products	-	116,823	-	-	116,823
Oil & gas equipment	-	30,683	-	-	30,683
Engineered Cabs	-	-	27,252	-	27,252
Other	-	-	-	15	15
Total	$660,487	$300,353	$27,252	$15	$988,107

Timing of revenue recognition:
Goods transferred at a point in time	$626,862	$289,034	$27,252	$15	$943,163
Goods and services transferred over time	33,625	11,319	-	-	44,944
Total	$660,487	$300,353	$27,252	$15	$988,107

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

		August 31,	June 1,
(in thousands)	Balance Sheet Classification	2019	2019
Unbilled receivables	Receivables	$4,664	$5,366
Contract assets	Prepaid and other current assets	$6,484	$8,792

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

During the first quarter of fiscal 2020, we determined our 10% ownership interest in our steel joint venture in China, Nisshin, was other than temporarily impaired due to a decision by the joint venture partners to explore strategic alternatives for the business.  As a result, the Company wrote-off its remaining investment, including related currency translation adjustments, resulting in an impairment charge of $4,236,000 within equity in net income of unconsolidated affiliates in our consolidated statement of earnings (loss).

We received distributions from unconsolidated affiliates totaling $29,849,000 during the three months ended August 31, 2019.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $123,401,000 at August 31, 2019.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	August 31,	May 31,
(in thousands)	2019	2019
Cash	$40,277	$37,471
Other current assets	572,241	594,959
Current assets for discontinued operations	34,044	35,793
Noncurrent assets	409,240	360,925
Total assets	$1,055,802	$1,029,148

Current liabilities	$249,803	$236,781
Current liabilities for discontinued operations	8,733	9,610
Short-term borrowings	18,147	15,162
Current maturities of long-term debt	2,792	33,003
Long-term debt	314,264	321,791
Other noncurrent liabilities	62,028	18,192
Equity	400,035	394,609
Total liabilities and equity	$1,055,802	$1,029,148

	Three Months Ended August 31,
(in thousands)	2019	2018
Net sales	$487,275	$498,545
Gross margin	101,615	103,812
Operating income	69,405	72,376
Depreciation and amortization	7,089	6,477
Interest expense	3,367	2,925
Income tax expense	1,002	4,525
Net earnings from continuing operations	61,141	64,894
Net earnings from discontinued operations	2,812	1,684
Net earnings	63,953	66,578

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture, which were classified as discontinued operations as of August 31, 2019. On September 30, 2019, these operations were sold as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Group, a family-owned manufacturer of building materials headquartered in Germany.  A pre-tax gain of approximately $45,000,000-$50,000,000 is expected to be realized from the transaction, subject to certain post-closing adjustments.  Half of the gain will be attributed to Worthington.

NOTE D – Leases

On June 1, 2019, the Company adopted the new lease accounting standard under U.S. GAAP, Topic 842, which among other things, requires right-of-use (“ROU”) assets and liabilities be recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term.  Topic 842 was adopted using the modified retrospective approach as of the effective date of the new standard.  As such, comparative financial information for reporting periods beginning prior to June 1, 2019, has not been restated and continues to be reported under the previous accounting standard.   We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  We elected to apply the short-term lease measurement and recognition exemption whereby ROU assets and lease liabilities are not recognized for short-term leases.  The Company recognized net operating lease ROU assets and corresponding operating lease liabilities of $42,200,000 and $43,400,000, respectively, as of the date of adoption.  The net ROU asset includes the effect of reclassifying deferred rent as an offset in accordance with the transition guidance.  The new standard did not materially affect the consolidated statements of earnings (loss) and had no impact on the consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception.  Operating lease ROU assets include any initial direct costs and prepayments less lease incentives.  Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options.  As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or selling, general and administrative expense depending on the underlying nature of the leased assets.

We lease certain property and equipment from third parties under non-cancellable operating lease agreements.  Certain lease agreements provide for payment of property taxes, maintenance and insurance by the Company.  Under Topic 842, we elected the practical expedient to account for lease and non-lease components as a single component for all asset classes.  Certain leases include variable lease payments based on usage or an index or rate.

The components of lease expense were as follows:

(in thousands)	Three Months Ended August 31, 2019
Operating lease expense	$3,342
Short-term lease expense	406
Variable lease expense	154
Total lease expense	$3,902

During the first quarter of fiscal 2020, ROU assets within the Engineered Cabs operating segment with a book value of $4,843,000 were deemed to be fully impaired and written off.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information.

Other information related to the Company’s operating leases, as of and for the period ended August 31, 2019, is provided below:

(dollars in thousands)
Cash paid for operating cash flows	$2,793
ROU assets obtained in exchange for lease liabilities	$204
Weighted-average remaining lease term (in years)	5.58
Weighted-average discount rate	3.48%

Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at August 31, 2019, were as follows:

(in thousands)
2020	$12,306
2021	9,649
2022	7,820
2023	5,210
2024	3,168
Thereafter	7,250
Total	45,403
Less: imputed interest	(5,534)
Present value of operating lease liabilities	$39,869

As previously disclosed in our 2019 Form 10-K under the prior accounting guidance, future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2019, were as follows:

(in thousands)
2020	$10,774
2021	8,398
2022	5,428
2023	4,054
2024	2,098
Thereafter	2,637
Total	$33,389

NOTE E – Impairment of Long-Lived Assets

Fiscal 2020:  During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As the disposal group met the criteria for classification as assets held for sale as of August 31, 2019, the net assets have been presented separately as assets held for sale in our consolidated balance sheet.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), resulting in an impairment charge of $35,194,000 during the three months ended August 31, 2019.  Included in the impairment charge is lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  The Company also identified an impairment indicator for the long-lived assets of the fabricated products business as the planned sale will have an adverse impact on the manner and extent in which these assets are used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off.

Fiscal 2019:  During the first quarter of fiscal 2019, changes in the facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000 which generated an impairment charge of $2,381,000.  Fair value was determined using observable (Level 2) inputs.

NOTE F – Restructuring and Other Expense, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income), net financial statement caption, in our consolidated statement of earnings (loss) is summarized below for the period presented:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2019	(income)	Payments	Adjustments	August 31, 2019
Early retirement and severance	$774	$-	$(566)	$(8)	$200
Facility exit and other costs	2	(26)	(1)	26	1
	$776	(26)	$(567)	$18	$201
Net loss on sale of assets		481
Restructuring and other expense, net		$455

During the three months ended August 31, 2019, the following actions were taken related to the Company’s restructuring activities:

•

In July 2019, the Company completed the sale of its cryogenics business in Turkey, the net assets of which had been previously classified as assets held for sale.  In connection with the sale, the Company realized net cash proceeds of $8,295,000 and recognized a net loss of $481,000.

•	In connection with other non-significant restructuring activities, the Company recognized a reduction to facility exit costs of $26,000.

The total liability associated with our restructuring activities as of August 31, 2019 is expected to be paid in the next twelve months.

NOTE G – Contingent Liabilities and Commitments

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

A progression of the liabilities recorded in connection with this matter during fiscal 2020 is summarized in the following table:

	Beginning			Ending
(in thousands)	Balance	Expense	Payments	Balance
Tank replacement costs	$8,500	$-	$(67)	$8,433

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next six months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of August 31, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately

$7,158,000 at August 31, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $12,800,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2019.  No amounts were drawn against them at August 31, 2019.

NOTE I – Debt and Receivables Securitization

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The 2031 Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The 2034 Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Approximately $148,000 of debt issuance costs were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheet within long-term debt as a contra-liability.  They will be amortized, through interest expense, in our consolidated statements of earnings (loss) over the term of the respective Senior Notes.

The Senior Notes were issued in a private placement and the proceeds thereof were used to redeem $150,000,000 aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020 (the “2020 Notes”).  The 2020 Notes were redeemed in full on August 30, 2019.  In connection with the early redemption, the Company recognized a loss of $4,034,000, which has been presented separately in our consolidated statements of earnings (loss).

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at August 31, 2019.  As discussed in “NOTE H – Guarantees,” we provided $12,800,000 in letters of credit for third-party beneficiaries as of August 31, 2019.  While not drawn against at August 31, 2019, $1,950,000 of these letters of credit were issued against availability under the Credit Facility, leaving $498,050,000 available at August 31, 2019.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) that matures in  January 2020.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of August 31, 2019, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three months ended August 31,
	2019			2018
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$4,782	$-	$4,782	$(3,695)	$-	$(3,695)
Pension liability adjustment	1,304	(291)	1,013	-	(97)	(97)
Cash flow hedges	(3,325)	686	(2,639)	(2,527)	557	(1,970)
Other comprehensive income (loss)	$2,761	$395	$3,156	$(6,222)	$460	$(5,762)

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,320	(2,456)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,468	$907,441

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374

The following tables summarize the changes in accumulated other comprehensive loss for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	(3,714)	62	(5,659)	(9,311)
Reclassification adjustments to income (a)	8,496	1,242	2,334	12,072
Income tax effect	-	(291)	686	395
Balance as of August 31, 2019	$(14,857)	$(16,843)	$(8,608)	$(40,308)

(a)	The statement of earnings (loss) classification of amounts reclassified to income include:
(1)	Foreign currency translation – result of $7,454,000 related to the sale of our cryogenics business in Turkey; and $1,042,000 related to the impairment of our Nisshin joint venture.
(2)	Pension liability adjustment – result of the settlement of certain participant balances within the pension plan maintained by WAVE.
(3)	Cash flow hedges – disclosed in “NOTE P – Derivative Instruments and Hedging Activities”.

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(3,678)	-	(31)	(3,709)
Reclassification adjustments to income (a)	-	-	(2,496)	(2,496)
Income tax effect	-	(97)	557	460
Balance as of August 31, 2018	$(8,665)	$(16,168)	$4,508	$(20,325)
(a)	The statement of earnings (loss) classification of amounts reclassified to income for cash flow hedges is disclosed in “NOTE P – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2019, we granted non-qualified stock options covering a total of 100,700 common shares under our stock-based compensation plans.  The weighted average option price of $38.91 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.21 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,029,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.42%
Expected volatility	33.10%
Risk-free interest rate	1.86%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2019, we granted an aggregate of 124,300 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $39.23 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $4,877,000 and will be recognized on a straight-line basis over the three-year service-based vesting period, net of any forfeitures.

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

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2020, 2021 and 2022.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the three months ended August 31, 2019, we granted performance share awards covering an aggregate of 55,500 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,160,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense (benefit) for the three months ended August 31, 2019 and 2018 reflected estimated annual effective income tax rates of 25.1% and 23.2%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings (loss). Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense (benefit).  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2020 could be materially different from the forecasted rate as of August 31, 2019.

NOTE N – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to controlling interest for the periods presented:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2019	2018
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest -
income (loss) available to common shareholders	$(4,776)	$54,942
Denominator:
Denominator for basic earnings (loss) per share attributable to
controlling interest - weighted average common shares	55,241	58,731
Effect of dilutive securities	-	1,890
Denominator for diluted earnings (loss) per share attributable to
controlling interest - adjusted weighted average common shares	55,241	60,621

Basic earnings (loss) per share attributable to controlling interest	$(0.09)	$0.94
Diluted earnings (loss) per share attributable to controlling interest	$(0.09)	$0.91

All potentially dilutive shares (stock options and restricted common shares covering 1,585,971 common shares) have been excluded from the computation of diluted loss per share for the three months ended August 31, 2019, because the effect would have been anti-dilutive due to the overall net loss for the period.  Stock options covering 148,004 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2018, because the effect would have been anti-dilutive

NOTE O – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended August 31,
(in thousands)	2019	2018
Net sales
Steel Processing	$523,375	$660,487
Pressure Cylinders	304,396	300,353
Engineered Cabs	28,066	27,252
Other	22	15
Total net sales	$855,859	$988,107

Operating income (loss)
Steel Processing	$6,168	$39,660
Pressure Cylinders	29,623	14,733
Engineered Cabs	(45,128)	(4,311)
Other	(5,251)	829
Total operating income (loss)	$(14,588)	$50,911

Impairment of long-lived assets
Steel Processing	$-	$-
Pressure Cylinders	-	2,381
Engineered Cabs	40,601	-
Other	-	-
Total impairment of long-lived assets	$40,601	$2,381

Restructuring and other expense (income), net
Steel Processing	$(26)	$(9)
Pressure Cylinders	-	(927)
Engineered Cabs	-	-
Other	481	-
Total restructuring and other expense (income), net	$455	$(936)

	August 31,	May 31,
(in thousands)	2019	2019
Total assets
Steel Processing	$882,839	$924,966
Pressure Cylinders	1,130,095	1,123,115
Engineered Cabs	20,477	66,226
Other	349,221	396,489
Total assets	$2,382,632	$2,510,796

NOTE P – Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative instruments include interest rate risk, foreign currency exchange rate risk and commodity price risk.  While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting.  These derivative instruments are adjusted to current fair value through earnings (loss) at the end of each period.

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

Refer to "NOTE Q – Fair Value" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$9,352
	Other assets	1	Other liabilities	504
Totals		$1		$9,856

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,530	Accounts payable	$3,882
	Other assets	-	Other liabilities	57
		2,530		3,939
Foreign currency exchange contracts	Receivables	-	Accounts payable	97
Totals		$2,530		$4,036
Total derivative instruments		$2,531		$13,892

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $238,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$5	Accounts payable	$8,383
	Other assets	-	Other liabilities	201
Totals		$5		$8,584

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,347	Accounts payable	$3,568
	Other assets	62	Other liabilities	66
		2,409		3,634
Foreign currency exchange contracts	Receivables	-	Accounts payable	20
Totals		$2,409		$3,654
Total derivative instruments		$2,414		$12,238

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $220,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  The earnings effects of these derivative instruments are presented in the same income statement line items as the earnings effects of the hedged items.  For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument.

The following table summarizes our cash flow hedges outstanding at August 31, 2019:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$49,950	September 2019 - June 2021

The following table summarizes the loss recognized in OCI and the gain (loss) reclassified from AOCI into earnings (loss) for derivative instruments designated as cash flow hedges for the periods presented:

	Loss	Location of Gain (Loss)	Gain (Loss) Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into Income	from AOCI into Income
For the three months ended August 31, 2019:
Commodity contracts	$(5,659)	Cost of goods sold	$(2,292)
Interest rate contracts	-	Interest expense	(120)
Foreign currency exchange contracts	-	Miscellaneous income, net	78
Totals	$(5,659)		$(2,334)

For the three months ended August 31, 2018:
Commodity contracts	$(31)	Cost of goods sold	$2,543
Interest rate contracts	-	Interest expense	(47)
Totals	$(31)		$2,496

The estimated net amount of the losses recognized in AOCI at August 31, 2019 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $9,095,000 (net of tax of $2,643,000).  This amount was computed using the fair value of the cash flow hedges at August 31, 2019, and will change before actual reclassification from OCI to net earnings (loss) during the fiscal years ending May 31, 2020 and May 31, 2021.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment.  We also enter into certain commodity contracts that do not qualify for hedge accounting treatment.  Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings (loss).

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2019:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$43,522	September 2019 - January 2021
Foreign currency exchange contracts	17,367	September 2019 - March 2020

The following table summarizes the loss recognized in earnings (loss) for economic (non-designated) derivative financial instruments for the periods presented:

		Loss Recognized
		In Earnings (Loss) for the
	Location of Loss	Three Months Ended August 31,
(in thousands)	Recognized in Earnings (Loss)	2019	2018
Commodity contracts	Cost of goods sold	$(2,243)	$(2,197)
Foreign currency exchange contracts	Miscellaneous income, net	(104)	(1,506)
Total		$(2,347)	$(3,703)

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

Recurring Fair Value Measurements

At August 31, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$2,531	$-	$2,531
Total assets	$-	$2,531	$-	$2,531

Liabilities
Derivative instruments (1)	$-	$13,892	$-	$13,892
Total liabilities	$-	$13,892	$-	$13,892

At May 31, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$2,414	$-	$2,414
Total assets	$-	$2,414	$-	$2,414

Liabilities
Derivative instruments (1)	$-	$12,238	$-	$12,238
Total liabilities	$-	$12,238	$-	$12,238

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

Non-Recurring Fair Value Measurements

At August 31, 2019, our assets measured at fair value on a non-recurring basis were as follows:

Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$-	$-	-
Long-lived assets held for sale (2)	-	12,860	-	12,860
Long-lived assets held and used (3)	-	-	-	-
Total assets	$-	$12,860	$-	$12,860

At May 31, 2019, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$3,700	$-	$3,700
Long-lived assets held for sale (4)	-	7,000	-	7,000
Long-lived assets held and used (5)	-	1,238	-	1,238
Total assets	$-	$11,938	$-	$11,938

1)

During the first quarter of fiscal 2020, we determined our 10% ownership interest in our steel joint venture in China, Nisshin, was fully impaired based on the estimated recoverability of the related assets.  During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our Nisshin joint venture was other than temporarily impaired due to current and projected operating losses.  As a result, the investment was written down to its estimated fair value of $3,700,000, resulting in an impairment charge of $4,017,000 within equity in net income of unconsolidated affiliates.

2)

During the first quarter of fiscal 2020, certain assets of the Engineered Cabs operating segment met the criteria for classification as assets held for sale.  In accordance with the applicable accounting guidance, the net assets were recorded at their estimated fair value less costs to sell, or $12,860,000.

3)    During the first quarter of fiscal 2020, the Company identified an impairment indicator for the fabricated products business in Stow, Ohio within Engineered Cabs.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off.

4)

During the first quarter of fiscal 2019, changes in facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000, generating an impairment charge of $2,381,000.

5)

During the fourth quarter of fiscal 2019, in connection with the closure of the CNG fuel systems facility in Salt Lake City, Utah, long-lived assets consisting primarily of technology-related intangible assets and fixed assets were written down to their estimated fair value of $238,000, resulting in an impairment charge of $2,167,000.  During the fourth quarter of fiscal 2019, certain long-lived assets at our consolidated joint venture, WSP, were written down to their estimated fair value of $1,000,000, resulting in an impairment charge of $3,269,000.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $730,666,000 and $767,075,000 at August 31, 2019 and May 31, 2019, respectively. The carrying amount of long-term debt, including current maturities, was $699,229,000 and $749,299,000 at August 31, 2019 and May 31, 2019, respectively.

NOTE R – Subsequent Events

On October 7, 2019, the Steel Processing segment of Worthington Industries, Inc. acquired the Cleveland, Ohio based operating assets of Heidtman Steel Products, Inc., expanding the Company’s pickling and slitting capabilities.  The purchase price was approximately $30,000,000, subject to closing adjustments.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q, “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and “PART II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“fiscal 2019”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2019, excluding our joint ventures, we operated 29 manufacturing facilities worldwide, principally in three operating segments, which correspond with our reportable business segments: Steel Processing, Pressure Cylinders and Engineered Cabs.

As of August 31, 2019, we held equity positions in nine joint ventures, which operated 46 manufacturing facilities worldwide.  Three of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.  The remaining six of these joint ventures are accounted for using the equity method.

Overview

Operating loss for the current quarter was $14.6 million, compared to operating income of $50.9 million in the comparable prior year quarter, a decrease of $65.5 million.  Higher impairment and restructuring charges accounted for $39.6 million of the decline in operating income, as results in the current quarter were negatively impacted by $40.6 million of impairment charges associated with the Engineered Cabs business.  Excluding the impact of impairment and restructuring activity, operating income was down $25.9 million on lower gross margin, primarily in Steel Processing, off $38.0 million, on compressed spreads and lower direct shipments.  Results in Steel Processing continued to be negatively impacted by declining steel prices, which led to a $22.4 million swing in inventory holding gains/losses quarter over quarter.  Improved results at Pressure Cylinders, where the early termination of a customer take-or-pay contract in the industrial products business resulted in a pre-tax benefit of $12.8 million, partially offset the overall decrease in operating income.  The Company’s results continued to be impacted by fluctuating steel prices that have resulted from the ongoing steel tariffs, which have created short-term margin pressure within Steel Processing.  In addition, we are beginning to see signs of softness in some of our end markets, including automotive and agriculture, as well as overall softness abroad due to declining economic conditions.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter decreased $5.2 million from the comparable prior year quarter due primarily to a $4.2 million impairment charge to write down our 10% investment in Zhejiang Nisshin Worthington Precision Specialty Steel (“Nisshin”) to its estimated fair value.  Equity income in the current quarter was negatively impacted by lower contributions from Serviacero Worthington, which was partially offset by an increase at WAVE.  We received cash distributions from unconsolidated joint ventures of $29.8 million during the first quarter of fiscal 2020.

Recent Business Developments

•	During the first quarter of fiscal 2020, the Company repurchased a total of 750,000 common shares for $29.6 million at an average price of $39.45 per share.
•

On July 26, 2019, the Company completed the sale of Worthington Aritas Basınçlı Kaplar Sanayi (“Worthington Aritas”), its Turkish manufacturer of cryogenic pressure vessels.  The Company received cash proceeds, net of transaction costs, of $8.3 million resulting in a pre-tax restructuring loss of $0.5 million.

•

On August 23, 2019, the Company issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used to redeem $150.0 million of aggregate principal amount of 6.50% senior notes.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Debt and Receivables Securitization” for more information on these transactions.

•	On September 25, 2019, the Worthington Industries Board declared a quarterly dividend of $0.24 per share payable on December 27, 2019 to shareholders of record on December 13, 2019.
•

On September 30, 2019, our unconsolidated joint venture, WAVE completed the sale of its international operations to Knauf Group, as part of the broader transaction between Knauf Group and AWI, the other partner in the WAVE joint venture.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On October 4, 2019, the Steel Processing segment of Worthington Industries, Inc. acquired the Cleveland, Ohio based operating assets of Heidtman Steel Products, Inc., expanding the Company’s pickling and slitting capabilities.  The purchase price was approximately $30.0 million, subject to closing adjustments.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the first quarter of each of fiscal 2020 and fiscal 2019 is illustrated in the following chart:

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

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 26% and 63% of the net sales of our Steel Processing and Engineered Cabs operating segments, respectively, are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended August 31,
	2019	2018	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.4%	3.3%	-0.9%
Hot-Rolled Steel ($ per ton) [2]	$564	$900	$(336)
Detroit Three Auto Build (000's vehicles) [3]	2,082	2,095	(13)
No. America Auto Build (000's vehicles) [3]	4,118	4,126	(8)
Zinc ($ per pound) [4]	$1.13	$1.29	$(0.16)
Natural Gas ($ per mcf) [5]	$2.27	$2.88	$(0.61)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.05	$3.23	$(0.18)
Crude Oil - WTI ($ per barrel) [6]	$55.61	$69.02	$(13.41)

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2020 (first quarter), fiscal 2019 and fiscal 2018:

	Fiscal Year
(Dollars per ton [1] )	2020	2019	2018
1st Quarter	$564	$900	$604
2nd Quarter	N/A	$836	$608
3rd Quarter	N/A	$725	$674
4th Quarter	N/A	$672	$860
Annual Avg.	$564	$783	$687

[1]	CRU Hot-Rolled Index, period average

One customer contributed 11% of our consolidated net sales during the first quarter of fiscal 2020.  No single customer contributed more than 10% of our consolidated net sales during the first quarter of fiscal 2019.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the first quarter of fiscal 2020, vehicle production for the Detroit Three automakers was down 1% from fiscal 2019, while North American vehicle production as a whole was flat.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$855.9	100.0%	$988.1	100.0%	$(132.2)
Cost of goods sold	738.6	86.3%	845.1	85.5%	(106.5)
Gross margin	117.3	13.7%	143.0	14.5%	(25.7)
Selling, general and administrative expense	90.8	10.6%	90.6	9.2%	0.2
Impairment of long-lived assets	40.6	4.7%	2.4	0.2%	38.2
Restructuring and other expense (income), net	0.5	0.1%	(0.9)	-0.1%	(1.4)
Operating income (loss)	(14.6)	-1.7%	50.9	5.2%	(65.5)
Miscellaneous income, net	0.6	0.1%	0.3	0.0%	0.3
Interest expense	(9.5)	-1.1%	(9.7)	-1.0%	(0.2)
Loss on extinguishment of debt	(4.0)	-0.5%	-	0.0%	4.0
Equity in net income of unconsolidated affiliates (1)	24.8	2.9%	30.0	3.0%	(5.2)
Income tax benefit (expense)	0.2	0.0%	(14.5)	-1.5%	(14.7)
Net earnings (loss)	(2.5)	0.2%	57.0	5.8%	(59.5)
Net earnings attributable to noncontrolling interests	2.3	0.3%	2.1	0.2%	0.2
Net earnings (loss) attributable to controlling interest	$(4.8)	-0.1%	$54.9	5.6%	$(59.7)

(1) Equity in net income by unconsolidated affiliate
WAVE	$23.9		$22.0		$1.9
ClarkDietrich	4.1		3.5		0.6
Serviacero Worthington	0.8		3.6		(2.8)
ArtiFlex	0.2		0.8		(0.6)
Other	(4.2)		0.1		(4.3)
Total	$24.8		$30.0		$(5.2)

Net earnings (loss) attributable to controlling interest for the three months ended August 31, 2019 decreased $59.7 million from the comparable period in the prior year.  Net sales and operating highlights for the first quarter of fiscal 2020 were as follows:

•

Net sales decreased $132.2 million from the comparable quarter in the prior year.  The decrease was driven primarily by lower direct volume and lower average direct selling prices in Steel Processing due to a decline in the market price of steel, partially offset by an early termination of a customer take-or-pay contract in Pressure Cylinders which accelerated the recognition of $17.2 million of the related future sales into the current quarter.

•

Gross margin decreased $25.7 million from the comparable quarter in the prior year.  The decrease was primarily due to compressed direct spreads in Steel Processing, down $28.0 million from the prior year quarter, due to declining steel prices combined with lower direct volumes, off $18.3 million.  The overall decline at Steel Processing was partially offset by improvements at Pressure Cylinders where gross margin benefited from the early termination of a customer take-or-pay contract in the industrial products business which resulted in a pre-tax benefit of $12.8 million.

•

Impairment of long-lived assets totaled $40.6 million in the current quarter to write-down certain assets in Engineered Cabs to their estimated fair market value.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Long-Lived Assets”.

•

Restructuring and other expense in the current quarter resulted from a net loss related to the sale of the Company’s cryogenics business in Turkey.  For additional information regarding the Company’s restructuring activities, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Restructuring and Other Expense, Net”.

•

SG&A expense increased $0.2 million over the comparable quarter in the prior year.  An increase in healthcare costs was partially offset by lower profit sharing and bonus accruals as a result of lower pre-tax earnings.  Overall, SG&A expense was 10.6% of consolidated net sales compared to 9.2% in the comparable quarter of the prior year due to lower quarter sales.

•	Interest expense decreased $0.2 million from the comparable quarter in the prior year. The decrease was due primarily to lower average debt levels.
•

Equity income decreased $5.2 million from the comparable quarter in the prior year, due primarily to a $4.2 million impairment charge to write down our 10% investment in Nisshin to fair value and a lower contribution from Serviacero Worthington driven by inventory holding losses, partially offset by an increase at WAVE due to higher volume.  We received cash distributions of $29.8 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

An income tax benefit of $0.2 million was recorded in the current quarter, resulting primarily from the impairment charges in Engineered Cabs.  Excluding the impact of these impairment charges, current quarter income tax expense was approximately $7.2 million compared to $14.5 million in the comparable period in the prior year due to lower earnings.  The current quarter tax benefit was calculated using an estimated annual effective income tax rate of 25.1% versus 23.2% in the prior year quarter.   For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$523.4	100.0%	$660.5	100.0%	$(137.1)
Cost of goods sold	481.7	92.0%	580.8	87.9%	(99.1)
Gross margin	41.7	8.0%	79.7	12.1%	(38.0)
Selling, general and administrative expense	35.5	6.8%	40.0	6.1%	(4.5)
Operating income	$6.2	1.2%	$39.7	6.0%	$(33.5)

Material cost	$396.4		$478.1		$(81.7)
Tons shipped (in thousands)	891		983		(92)

Net sales and operating highlights for the first quarter of fiscal 2020 were as follows:

•

Net sales decreased $137.1 million from the comparable quarter in the prior year, driven by lower direct volumes, which decreased net sales by $93.7 million, and lower average direct selling prices driven by declining steel prices.  The mix of direct versus toll tons processed was 54% to 46% compared to 58% to 42% in the prior year quarter.

•

Operating income decreased $33.5 million from the comparable quarter in the prior year on lower direct spreads, down $28.0 million from the prior year quarter, due to declining steel prices, combined with lower direct volume. Inventory holding losses were estimated to be $8.4 million in the current quarter compared to estimated inventory holding gains of $14.0 million in the comparable quarter in the prior year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$304.4	100.0%	$300.4	100.0%	$4.0
Cost of goods sold	228.3	75.0%	237.4	79.0%	(9.1)
Gross margin	76.1	25.0%	63.0	21.0%	13.1
Selling, general and administrative expense	46.5	15.3%	46.8	15.6%	(0.3)
Impairment of long-lived assets	-	0.0%	2.4	0.8%	(2.4)
Restructuring and other income, net	-	0.0%	(0.9)	-0.3%	(0.9)
Operating income	$29.6	9.7%	$14.7	4.9%	$14.9

Material cost	$126.9		$138.7		$(11.8)

Units shipped by principal class of products:
Consumer products	16,898,390		17,728,978		(830,588)
Industrial products	3,284,455		4,069,496		(785,041)
Oil & gas equipment	843		624		219
Total Pressure Cylinders	20,183,688		21,799,098		(1,615,410)

Net sales by principal class of products:
Consumer products	$119.5		$116.8		$2.7
Industrial products	152.6		152.9		(0.3)
Oil & gas equipment	32.3		30.7		1.6
Total Pressure Cylinders	$304.4		$300.4		$4.0

Net sales and operating highlights for the first quarter of fiscal 2020 were as follows:

•

Net sales increased $4.0 million over the comparable quarter in the prior year, due to the impact of an early termination of a customer take-or-pay contract within the industrial products business, which accelerated $17.2 million of future planned sales into the current quarter, partially offset by the impact of prior year divestitures.

•

Operating income of $29.6 million increased by $14.9 million over the comparable quarter in the prior year.  The increase was primarily the result of the benefit from the customer take-or-pay contract termination, which accelerated the recognition of future pre-tax earnings of $12.8 million into the current quarter, combined with improved results in the oil & gas equipment business.

Engineered Cabs

The following table presents a summary of operating results for our Engineered Cabs operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$28.1	100.0%	$27.3	100.0%	$0.8
Cost of goods sold	28.4	101.1%	27.1	99.3%	1.3
Gross margin (loss)	(0.3)	-1.1%	0.2	0.7%	(0.5)
Selling, general and administrative expense	4.2	14.9%	4.5	16.5%	(0.3)
Impairment of long-lived assets	40.6	144.5%	-	0.0%	40.6
Operating loss	$(45.1)	-160.5%	$(4.3)	-15.8%	$40.8

Material cost	$13.1		$12.3		$0.8

Net sales and operating highlights for the first quarter of fiscal 2020 were as follows:

•	Net sales increased $0.8 million over the comparable quarter in the prior year driven by a favorable product mix.
•

Operating loss of $45.1 million was $40.8 million higher than the comparable quarter in the prior year, primarily driven by impairment charges of $40.6 million to write-down certain assets to their estimated fair value.  The impairment charges were triggered by management’s decision to explore strategic alternatives for the Engineered Cabs business.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Long-Lived Assets”.

Other

The Other category includes certain income and expense items held at a corporate level, such as certain product liability and healthcare reserves, not allocated to our operating segments.  The following table presents a summary of operating results for the Other Category for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$-	-	$-	-	$-
Cost of goods sold	0.2	-	(0.2)	-	0.4
Gross margin (loss)	(0.2)	-	0.2	-	(0.4)
Selling, general and administrative expense	4.5	-	(0.6)	-	5.1
Restructuring and other expense	0.5	-	-	-	0.5
Operating income (loss)	$(5.2)	-	$0.8	-	$(6.0)

Operating highlights for the first quarter of fiscal 2020 were as follows:

•

Operating loss of $5.2 million represented a decline of $6.0 million from the operating income of $0.8 million for the comparable period in the prior year due to higher SG&A expense driven by certain healthcare and legal reserves recorded in the current quarter.

Liquidity and Capital Resources

During the three months ended August 31, 2019, we generated $64.4 million of cash from operating activities, used $101.6 million of net proceeds from the issuance of long-term debt to redeem $150.0 million of senior unsecured notes, and invested $22.2 million in property, plant and equipment.  Additionally, we paid $29.6 million to repurchase 750,000 of our common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended August 31,
(in millions)	2019	2018
Net cash provided by operating activities	$64.4	$30.4
Net cash provided (used) by investing activities	(13.0)	0.8
Net cash used by financing activities	(98.2)	(56.4)
Decrease in cash and cash equivalents	(46.8)	(25.2)
Cash and cash equivalents at beginning of period	92.4	122.0
Cash and cash equivalents at end of period	$45.6	$96.8

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

Net cash provided by operating activities was $64.4 million during the three months ended August 31, 2019 compared to $30.4 million in the comparable quarter of fiscal 2019. The increase in net cash provided by operating activities was driven primarily by lower working capital needs due to declining steel prices and lower volumes partially offset by the impact of lower net earnings.

Investing Activities

Net cash used by investing activities was $13.0 million during the three months ended August 31, 2019 compared to net cash provided by investing activities of $0.8 million in the comparable prior year quarter.  The change from the prior year quarter was driven primarily by the sale of assets and capital expenditures.  We received $9.2 million in proceeds from asset sales, net of selling costs, primarily from the sale of Worthington Aritas compared to $20.3 million in proceeds from asset sales, net of selling cost, in the comparable period in the prior year.  We also made capital expenditures of $22.2 million during the first three months of fiscal 2020 compared to $19.4 million during the first three months of fiscal 2019.

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

Financing Activities

Net cash used by financing activities was $98.2 million during the three months ended August 31, 2019 compared to $56.4 million in the comparable prior year quarter.  During the current quarter, the Company paid $154.0 million to redeem the $150.0 aggregate principal amount of unsecured senior notes.  The redemption was funded by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.6 million.  The net cash effect of these items was partially offset by lower share repurchases in the current quarter.

Long-term debt and short-term borrowings – As of August 31, 2019, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at August 31, 2019 were unchanged from those reported as of May 31, 2019.

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used to refinance existing indebtedness of the Company and its consolidated subsidiaries.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q for more information.

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.24 per common share for the first quarter of fiscal 2020 compared to $0.23 per common share for the first quarter of fiscal 2019.  Dividends paid on our common shares totaled $13.0 million and $12.7 million during the three months ended August 31, 2019 and 2018, respectively.  On September 25, 2019, the Worthington Industries Board declared a quarterly dividend of $0.24 per share payable on December 27, 2019, to shareholders of record on December 13, 2019.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available to repurchase at August 31, 2019 was 8,250,000.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2019 Form 10-K.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of August 31, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $7.2 million at August 31, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2019 Form 10-K.

During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As the disposal group met the criteria for classification as assets held for sale as of August 31, 2019, the net assets have been presented separately as assets held for sale in our consolidated balance sheet.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of the disposal group exceeded its estimated fair market value of $12.9 million (determined using Level 2 inputs), resulting in an impairment charge of $35.2 million during the three months ended August 31, 2019.  Included in the impairment charge is lease ROU assets with a net book value of $0.9 million that were deemed fully impaired and written off.  The Company also identified an impairment indicator for the long-lived assets of the fabricated products business as the planned sale will have an adverse impact on the manner and extent in which these assets are used resulting in an impairment charge of $5.4 million.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2019).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2019) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission on July 30, 2019, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2019 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Risks related to actions with respect to international trade by the U.S. government and foreign governments.   The U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate, certain existing trade agreements and treaties with foreign governments.  Most recently, the U.S. federal government has renegotiated the North American Free Trade Agreement (“NAFTA”) with Mexico and Canada.  While the renegotiated form of NAFTA has yet to be fully implemented, the U.S. federal government’s potential decision to withdraw or materially modify NAFTA or other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affecting the U.S. economy or specific portions thereof.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended August 31, 2019:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2019 (2)	60,149	$39.11	-	9,000,000
July 1-31, 2019	599,304	39.64	599,304	8,400,696
August 1-31, 2019	150,696	38.67	150,696	8,250,000
Total	810,149	$39.42	750,000
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares then available for repurchase to 10,000,000.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under these authorizations.  A total of 1,750,000 common shares have been repurchased since the latest authorization, leaving 8,250,000 common shares available for repurchase at August 31, 2019.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 60,149 common shares surrendered by employees in June 2019 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorization in effect throughout the first quarter of fiscal 2020 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))  P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

4.1

Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand [Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

4.2

Form of 1.56% Series A Senior Note Due August 23, 2031 issued on August 23, 2019 by Worthington Industries International S.à r.l. (included as Exhibit A-1 within Exhibit 4.1) [Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

4.3

Form of 1.90% Series B Senior Notes Due August 23, 2034 issued on August 23, 2019 by Worthington Cylinders GmbH (included as Exhibit A-2 within Exhibit 4.1) [Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Worthington Industries, Inc. dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

4.4

Guaranty Agreement, dated as of August 23, 2019, from Worthington Industries, Inc. in favor of the Holders (as defined in the Guaranty Agreement) [Incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of Worthington Industries, Inc. dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

4.5

Amendment No. 2 to Note Agreement, dated August 23, 2019, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., LTD., on the other hand [Incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K of Worthington Industries, Inc. dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. [Incorporated herein by reference to Exhibit 10.71 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)].

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for Named Executive Officers of Worthington Industries, Inc. [Incorporated herein by reference to Exhibit 10.80 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)].

10.3

Fourth Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (effective September 25, 2019) [Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

10.4

Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto) [Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags ae embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document #

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2019 and May 31, 2019;
(ii)	Consolidated Statements of Earnings (Loss) for the three months ended August 31, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2019 and 2018;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2019 and 2018; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 10, 2019	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial Officer)