Form 10-Q
period 2019-11-30
WORTHINGTON INDUSTRIES INC
filed 2020-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

On December 31, 2019, the number of Common Shares, without par value, issued and outstanding was 56,067,068.

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

•	the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•	deviation of actual results from estimates and/or assumptions used by the Company in the application of our significant accounting policies;
•	the level of imports and import prices in our markets;
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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30,	May 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$72,260	$92,363
Receivables, less allowances of $1,407 and $1,150 at November 30, 2019
and May 31, 2019, respectively	477,228	501,944
Inventories:
Raw materials	190,310	268,607
Work in process	82,400	113,848
Finished products	107,077	101,825
Total inventories	379,787	484,280
Income taxes receivable	12,557	10,894
Assets held for sale	1,731	6,924
Prepaid expenses and other current assets	67,083	69,508
Total current assets	1,010,646	1,165,913
Investments in unconsolidated affiliates	225,791	214,930
Operating lease assets	37,864	-
Goodwill	341,850	334,607
Other intangible assets, net of accumulated amortization of $92,889 and
$87,759 at November 30, 2019 and May 31, 2019, respectively	190,703	196,059
Other assets	33,612	20,623
Property, plant and equipment:
Land	23,028	23,996
Buildings and improvements	301,713	310,112
Machinery and equipment	1,043,314	1,049,068
Construction in progress	58,039	49,423
Total property, plant and equipment	1,426,094	1,432,599
Less: accumulated depreciation	857,599	853,935
Total property, plant and equipment, net	568,495	578,664
Total assets	$2,408,961	$2,510,796

Liabilities and equity
Current liabilities:
Accounts payable	$330,959	$393,517
Accrued compensation, contributions to employee benefit plans and
related taxes	62,932	78,155
Dividends payable	14,364	14,431
Other accrued items	54,102	59,810
Current operating lease liabilities	11,201	-
Income taxes payable	33	1,164
Current maturities of long-term debt	272	150,943
Total current liabilities	473,863	698,020
Other liabilities	72,639	69,976
Distributions in excess of investment in unconsolidated affiliate	97,243	121,948
Long-term debt	698,531	598,356
Noncurrent operating lease liabilities	30,065	-
Deferred income taxes, net	77,877	74,102
Total liabilities	1,450,218	1,562,402
Shareholders' equity - controlling interest	835,891	831,246
Noncontrolling interests	122,852	117,148
Total equity	958,743	948,394
Total liabilities and equity	$2,408,961	$2,510,796

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Net sales	$827,637	$958,226	$1,683,496	$1,946,333
Cost of goods sold	707,026	837,292	1,445,594	1,682,402
Gross margin	120,611	120,934	237,902	263,931
Selling, general and administrative expense	88,543	84,668	179,366	175,309
Impairment of long-lived assets	-	-	40,601	2,381
Restructuring and other expense (income), net	(50)	402	405	(534)
Operating income	32,118	35,864	17,530	86,775
Other income (expense):
Miscellaneous income, net	636	1,432	1,331	1,697
Interest expense	(7,315)	(9,472)	(16,795)	(19,200)
Loss on extinguishment of debt	-	-	(4,034)	-
Equity in net income of unconsolidated affiliates	47,346	21,087	72,113	51,095
Earnings before income taxes	72,785	48,911	70,145	120,367
Income tax expense	15,863	11,119	15,678	25,617
Net earnings	56,922	37,792	54,467	94,750
Net earnings attributable to noncontrolling interests	4,836	3,790	7,157	5,806
Net earnings attributable to controlling interest	$52,086	$34,002	$47,310	$88,944

Basic
Average common shares outstanding	55,059	57,716	55,150	58,226
Earnings per share attributable to controlling interest	$0.95	$0.59	$0.86	$1.53

Diluted
Average common shares outstanding	56,072	59,338	56,205	60,013
Earnings per share attributable to controlling interest	$0.93	$0.57	$0.84	$1.48

Common shares outstanding at end of period	55,094	56,957	55,094	56,957

Cash dividends declared per share	$0.24	$0.23	$0.48	$0.46

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Net earnings	$56,922	$37,792	$54,467	$94,750
Other comprehensive income (loss):
Foreign currency translation	6,662	(6,638)	11,444	(10,333)
Pension liability adjustment, net of tax	95	-	1,108	(97)
Cash flow hedges, net of tax	3,213	(4,662)	574	(6,632)
Other comprehensive income (loss)	9,970	(11,300)	13,126	(17,062)
Comprehensive income	66,892	26,492	67,593	77,688
Comprehensive income attributable to noncontrolling interests	4,836	3,735	7,157	5,734
Comprehensive income attributable to controlling interest	$62,056	$22,757	$60,436	$71,954

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Operating activities:
Net earnings	$56,922	$37,792	$54,467	$94,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,596	23,525	46,773	48,018
Impairment of long-lived assets	-	-	40,601	2,381
Provision for deferred income taxes	6,843	3,289	3,345	22,223
Bad debt expense	143	32	311	253
Equity in net income of unconsolidated affiliates, net of distributions	(19,879)	14,182	(14,797)	4,163
Net (gain) loss on sale of assets	(17)	(312)	601	2,403
Stock-based compensation	3,280	3,456	7,275	6,612
Loss on extinguishment of debt	-	-	4,034	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(5,456)	40,838	9,525	54,247
Inventories	43,601	5,866	87,883	(37,471)
Accounts payable	(20,743)	(72,974)	(57,977)	(70,160)
Accrued compensation and employee benefits	9,619	3,556	(13,596)	(27,378)
Other operating items, net	7,251	(14,546)	84	(24,892)
Net cash provided by operating activities	104,160	44,704	168,529	75,149

Investing activities:
Investment in property, plant and equipment	(28,381)	(21,741)	(50,555)	(41,175)
Acquisitions	(29,283)	-	(29,283)	-
Distributions from unconsolidated affiliate	-	55,201	-	55,201
Proceeds from sale of assets	23	170	9,199	20,447
Net cash provided (used) by investing activities	(57,641)	33,630	(70,639)	34,473

Financing activities:
Proceeds from long-term debt, net of issuance costs	(134)	-	101,464	-
Principal payments on long-term obligations and debt redemption costs	(490)	(371)	(154,467)	(801)
Payments for issuance of common shares, net of tax withholdings	(3,811)	(658)	(7,024)	(4,749)
Payments to noncontrolling interests	(1,453)	(4,007)	(1,453)	(6,327)
Repurchase of common shares	-	(63,581)	(29,599)	(100,433)
Dividends paid	(13,954)	(13,533)	(26,914)	(26,252)
Net cash used by financing activities	(19,842)	(82,150)	(117,993)	(138,562)

Increase (decrease) in cash and cash equivalents	26,677	(3,816)	(20,103)	(28,940)
Cash and cash equivalents at beginning of period	45,583	96,843	92,363	121,967
Cash and cash equivalents at end of period	$72,260	$93,027	$72,260	$93,027

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – Basis of Presentation

The unaudited consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”).  They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

At November 30, 2019, the Company owned controlling interests in the following three joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated in the Company’s financial statement, and the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  Investments in unconsolidated affiliates are accounted for using the equity method.  See further discussion on unconsolidated affiliates in “NOTE C – Investments in Unconsolidated Affiliates”.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included and significant intercompany accounts and transactions have been eliminated.

Operating results for the three and six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020 (“fiscal 2020”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“fiscal 2019”) of Worthington Industries, Inc. (the “2019 Form 10-K”).

Deconsolidation of Engineered Cabs:  On November 1, 2019, we reached an agreement with an affiliate of Angeles Equity Partners, LLC to contribute substantially all of the net assets of the Company’s Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo Cab Products, LLC (“Crenlo”), to better position the combined business to drive growth and generate value.  The investment in the Cabs joint venture is accounted for under the equity method, due to lack of control as more fully described in “NOTE C – Investments in Unconsolidated Affiliates”.

The Company’s contribution to the Cabs joint venture consisted of the net assets of its two primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  In anticipation of the transaction for substantially all the net assets of the Engineered Cabs business, an impairment charge of $35,194,000 was recognized when the disposal group met the criteria as assets held for sale as of August 31, 2019.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The Company is in the process of evaluating strategic alternatives for the retained assets.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information.

On November 1, 2019, the closing date, the contributed net assets were deconsolidated, resulting in a one-time net gain of $50,000 within restructuring and other expense (income), net in our consolidated statements of earnings for the three months ended November 30, 2019, as summarized below.

(in thousands)
Retained investment (at fair value)	$13,623
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	229
Less: deal costs	(179)
Net gain on deconsolidation	$50

  In accordance with the applicable accounting guidance, our minority ownership interest in the Cabs joint venture was recorded at fair value as of the closing date.  The Company’s estimate of fair value was based on a preliminary valuation of the net assets of the Cabs joint venture.  For additional information regarding the fair value of our minority ownership interest in the Cabs joint venture, refer to “NOTE R – Fair Value”.

Recently Adopted Accounting Standards

On June 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (“Topic 842”), which replaces most existing lease accounting guidance under U.S. GAAP.  See “NOTE D – Leases” for additional information regarding the Company’s adoption of Topic 842, including newly-required disclosures.

On June 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“Topic 815”), which amended the existing hedge accounting guidance under U.S. GAAP.  The ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the underlying risk management activities.  The adoption of the standard had no current or historical impact on our consolidated financial position or results of operations.   See “NOTE Q – Derivative Instruments and Hedging Activities” for additional information.

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

Reclassification

Certain prior period amounts have been reclassified within the operating section of the consolidated statements of cash flows for consistency with the current period presentation.

NOTE B – Revenue Recognition

The following tables summarize net sales by product class for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2019	2018	2019	2018
Reportable segments by product class:
Steel Processing
Direct	$481,058	$602,010	$974,704	$1,228,872
Toll	35,879	33,033	65,608	66,658
Total	$516,937	$635,043	$1,040,312	$1,295,530

Pressure Cylinders
Industrial products	$130,334	$152,018	$282,952	$304,865
Consumer products	128,065	117,194	247,545	234,017
Oil & gas equipment	31,737	25,235	64,035	55,918
Total	$290,136	$294,447	$594,532	$594,800

Other
Engineered Cabs	$20,550	$28,729	$48,616	$55,981
Other	14	7	36	22
Total	$20,564	$28,736	$48,652	$56,003

Total	$827,637	$958,226	$1,683,496	$1,946,333

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue stream, which are recognized over time.  The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2019	2018	2019	2018
Steel Processing - toll	$35,879	$33,033	$65,608	$66,658
Pressure Cylinders - certain oil & gas contracts	27,531	17,482	57,539	28,801
Total over time revenue	$63,410	$50,515	$123,147	$95,459

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

(in thousands)	Balance Sheet Classification	November 30, 2019	May 31, 2019
Unbilled receivables	Receivables	$5,538	$5,366
Contract assets	Prepaid and other current assets	$8,460	$8,792

NOTE C – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At November 30, 2019, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Samuel Steel Pickling Company (31.25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Worthington Armstrong Venture (“WAVE”) (50%), Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (“Nisshin”) (10%) and the Cabs joint venture (20%).

During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its interest in the Nisshin joint venture in China.  As a result, the Company evaluated its investment for potential impairment.  The Company concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity income during the three months ended August 31, 2019.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners.  As a result, the Company has no further rights or obligations as it relates to the Nisshin joint venture.

During the second quarter of fiscal 2020, the Company’s exploration of strategic alternatives relating to its investment in ArtiFlex resulted in the need to evaluate this investment for potential impairment.  Based on the analysis performed, the Company concluded its investment was not impaired, as current and projected cash flows were deemed sufficient to recover the remaining book value of $54,566,000.  However, it is possible the Company’s estimate of future cash flows could decline to a level that no longer supports the current book value of the investment.  Factors which could have an adverse impact on the current cash flow projections, include, but are not limited to deteriorating market conditions as well as potential outcomes that may result from management’s review of strategic alternatives.

On November 1, 2019, we reached an agreement with an affiliate of Angeles Equity Partners, LLC to contribute substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, in which we retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo. Our contributions to the Cabs joint venture consisted of the net assets of its primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  Our investment in the Cabs joint venture is accounted for under the equity method, due to lack of control.

We received distributions from unconsolidated affiliates totaling $57,316,000 during the six months ended November 30, 2019.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $97,243,000 at November 30, 2019.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	November 30,	May 31,
(in thousands)	2019	2019
Cash	$31,641	$37,471
Other current assets	633,772	594,959
Current assets for discontinued operations	-	35,793
Noncurrent assets	390,433	360,925
Total assets	$1,055,846	$1,029,148

Current liabilities	$202,450	$236,781
Current liabilities for discontinued operations	-	9,610
Short-term borrowings	1,965	15,162
Current maturities of long-term debt	2,582	33,003
Long-term debt	346,223	321,791
Other noncurrent liabilities	42,144	18,192
Equity	460,482	394,609
Total liabilities and equity	$1,055,846	$1,029,148

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2019	2018	2019	2018
Net sales	$458,859	$480,716	$946,134	$979,261
Gross margin	97,329	75,515	198,944	179,327
Operating income	63,452	44,592	132,857	116,968
Depreciation and amortization	7,538	6,581	14,627	13,058
Interest expense	3,139	3,382	6,506	6,307
Income tax expense	1,576	3,568	2,578	8,093
Net earnings from continuing operations	104,431	36,523	165,572	101,417
Net earnings (loss) from discontinued operations	(3,990)	2,028	(1,178)	3,712
Net earnings	100,441	38,551	164,394	105,129

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture prior to their sale on September 30, 2019.  Upon closing of the transaction, the related net assets were deconsolidated resulting in a pre-tax gain within net earnings from continuing operations of $46,238,000, subject to certain post-closing adjustments. The sale of these operations was closed as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.   Our portion of the net gain was $23,119,000 and has been recognized within equity in net income of unconsolidated affiliates.

NOTE D – Leases

On June 1, 2019, the Company adopted the new lease accounting standard under U.S. GAAP, Topic 842, which among other things, requires right-of-use (“ROU”) assets and liabilities be recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term.  Topic 842 was adopted using the modified retrospective approach as of the effective date of the new standard.  As such, comparative financial information for reporting periods beginning prior to June 1, 2019, has not been restated and continues to be reported under the previous accounting standard.   As allowed, we elected to carry forward the historical lease classification and to apply the short-term lease measurement and recognition exemption whereby ROU assets and lease liabilities are not recognized for short-term leases.  Adoption of the new standard resulted in the recognition of $42,200,000 of net operating lease ROU assets and $43,400,000 of corresponding operating lease liabilities.  The net ROU asset includes the effect of reclassifying deferred rent as an offset in accordance with the transition guidance.  The impact of the new standard was immaterial to the Company’s results of operations and cash flows.

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

During the second quarter of fiscal 2020, we entered into a non-cancellable financing lease agreement for land and a building which was paid as part of the cash consideration in connection with the acquisition of certain operating assets of Heidtman Steel Products, Inc. (“Heidtman”).  Refer to “NOTE P – Acquisitions” for additional information.  In the consolidated balance sheets, the financing leases ROU assets are recorded in other assets and the current and long-term portion of the financing leases ROU liabilities are recorded in other accrued items and other liabilities, respectively.

The components of lease expense were as follows:

(in thousands)	Three Months Ended November 30, 2019	Six Months Ended November 30, 2019
Operating lease expense	$2,880	$6,222
Financing lease expense:
Amortization of leased assets	65	110
Interest on lease liabilities	9	19
Total financing lease expense	74	129
Short-term lease expense	590	996
Variable lease expense	150	304
Total lease expense	$3,694	$7,651

During the first quarter of fiscal 2020, ROU assets within the Engineered Cabs operating segment with a book value of $4,843,000 were deemed to be fully impaired and written off.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information.

Other information related to the Company’s leases, as of and for the six-month period ended November 30, 2019, is provided below:

(dollars in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$5,702	$19
Financing cash flows	$-	$173
ROU assets obtained in exchange for lease liabilities	$3,722	$8,028
Weighted-average remaining lease term (in years)	5.45	3.12
Weighted-average discount rate	3.44%	3.23%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at November 30, 2019, were as follows:

(in thousands)	Operating Leases	Financing Leases
Year 1	$12,436	$384
Year 2	10,312	376
Year 3	8,014	369
Year 4	5,256	53
Year 5	3,265	-
Thereafter	6,554	-
Total	45,837	1,182
Less: imputed interest	(4,571)	(56)
Present value of lease liabilities	$41,266	$1,126

As previously disclosed in our 2019 Form 10-K, under the prior accounting guidance, future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2019, were as follows:

(in thousands)
Year 1	$10,774
Year 2	8,398
Year 3	5,428
Year 4	4,054
Year 5	2,098
Thereafter	2,637
Total	$33,389

NOTE E – Impairment of Long-Lived Assets

Fiscal 2020:  During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As of August 31, 2019, the disposal group met the criteria for classification as assets held for sale and the net assets were recorded at the lower of net book value or fair value, less costs to sell, and presented separately as assets held for sale in our consolidated balance sheet.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), which resulted in the recording of a $35,194,000 impairment charge during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  On November 1, 2019, the assets of the disposal group were contributed to the Cabs joint venture.  For additional information, refer to “NOTE C – Investments in Unconsolidated Affiliates”.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the planned sale will have an adverse impact on the manner and extent in which these assets are used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter ended August 31, 2019.

NOTE F – Restructuring and Other Expense (Income), Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income), net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2019	(income)	Payments	Adjustments	November 30, 2019
Early retirement and severance	$774	$-	$(596)	$(89)	$89
Facility exit and other costs	2	(26)	(56)	81	1
	$776	(26)	$(652)	$(8)	$90
Net loss on sale of assets		431
Restructuring and other expense, net		$405

During the six months ended November 30, 2019, the following actions were taken related to the Company’s restructuring activities:

•

In July 2019, the Company completed the sale of its cryogenics business in Turkey, the net assets of which had been previously classified as assets held for sale.  In connection with the sale, the Company realized net cash proceeds of $8,295,000 and recognized a net loss of $481,000.

•

In November 2019, the Company contributed substantially all of the net assets of the Engineered Cabs business to a newly-formed Cabs joint venture.  In connection with the transaction, the Company recognized a net gain of $50,000.

•	In connection with other non-significant restructuring activities, the Company recognized a reduction to facility exit costs of $26,000.

The total liability associated with our restructuring activities as of November 30, 2019 is expected to be paid in the next twelve months.

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

A progression of the liabilities recorded in connection with this matter during fiscal 2020 is summarized in the following table:

	Beginning			Ending
(in thousands)	Balance	Expense	Payments	Balance
Tank replacement costs	$8,500	$-	$(211)	$8,289

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next nine months.  The actual costs incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of November 30, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $6,914,000 at November 30, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $12,800,000 of outstanding stand-by letters of credit issued to third-party service providers at November 30, 2019.  No amounts were drawn against these stand-by letters of credit at November 30, 2019.

NOTE I – Debt and Receivables Securitization

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The 2031 Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The 2034 Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Debt issuance costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheet within long-term debt as a contra-liability.  They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the respective Senior Notes.  The unamortized portion of the debt issuance costs was $131,000 at November 30, 2019.

The Senior Notes were issued in a private placement and the proceeds thereof were used to redeem $150,000,000 aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020 (the “2020 Notes”).  The 2020 Notes were redeemed in full on August 30, 2019.  In connection with the early redemption, the Company recognized a loss on extinguishment of debt of $4,034,000, which has been presented separately in our consolidated statements of earnings.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at November 30, 2019.  As discussed in “NOTE H – Guarantees,” we provided $12,800,000 in stand-by letters of credit for third-party beneficiaries as of November 30, 2019.  While not drawn against at November 30, 2019, $450,000 of these letters of credit were issued against availability under the Credit Facility, leaving $499,550,000 available at November 30, 2019.

We also maintain a $50,000,000 revolving trade accounts receivable securitization facility (the “AR Facility”) that matures in  January 2020.  We are in the process of evaluating our options for the AR Facility including renewing the AR Facility at a lower capacity.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $50,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of November 30, 2019, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three months ended November 30,
	2019			2018
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$6,662	$-	$6,662	$(6,638)	$-	$(6,638)
Pension liability adjustment	117	(22)	95	-	-	-
Cash flow hedges	4,016	(803)	3,213	(6,066)	1,404	(4,662)
Other comprehensive income (loss)	$10,795	$(825)	$9,970	$(12,704)	$1,404	$(11,300)

	Six months ended November 30,
	2019			2018
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$11,444	$-	$11,444	$(10,333)	$-	$(10,333)
Pension liability adjustment	1,421	(313)	1,108	-	(97)	(97)
Cash flow hedges	691	(117)	574	(8,593)	1,961	(6,632)
Other comprehensive income (loss)	$13,556	$(430)	$13,126	$(18,926)	$1,864	$(17,062)

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,321	(2,455)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,469	$907,442
Net earnings	-	-	52,086	52,086	4,836	56,922
Other comprehensive income	-	9,970	-	9,970	-	9,970
Common shares issued, net of withholding tax	(3,811)	-	-	(3,811)	-	(3,811)
Common shares in NQ plans	239	-	-	239	-	239
Stock-based compensation	2,880	-	-	2,880	-	2,880
Cash dividends declared	-	-	(13,446)	(13,446)	-	(13,446)
Dividends to noncontrolling interest	-	-	-	-	(1,453)	(1,453)
Balance at November 30, 2019	$280,077	$(30,338)	$586,152	$835,891	$122,852	$958,743

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374
Net earnings	-	-	34,002	34,002	3,790	37,792
Other comprehensive loss	-	(11,245)	-	(11,245)	(55)	(11,300)
Common shares issued, net of withholding tax	(658)	-	-	(658)	-	(658)
Common shares in NQ plans	306	-	-	306	-	306
Stock-based compensation	3,730	-	-	3,730	-	3,730
Purchases and retirement of common shares	(7,540)	-	(56,041)	(63,581)	-	(63,581)
Cash dividends declared	-	-	(13,401)	(13,401)	-	(13,401)
Dividends to noncontrolling interest	-	-	-	-	(4,007)	(4,007)
Balance at November 30, 2018	$288,326	$(31,570)	$611,916	$868,672	$117,583	$986,255

The following tables summarize the changes in accumulated other comprehensive loss for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	2,948	79	(5,975)	(2,948)
Reclassification adjustments to income (a)	8,496	1,342	6,666	16,504
Income tax effect	-	(313)	(117)	(430)
Balance as of November 30, 2019	$(8,195)	$(16,748)	$(5,395)	$(30,338)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(10,261)	-	(4,530)	(14,791)
Reclassification adjustments to income (a)	-	-	(4,063)	(4,063)
Income tax effect	-	(97)	1,961	1,864
Balance as of November 30, 2018	$(15,248)	$(16,168)	$(154)	$(31,570)
(a)	The statement of earnings classifications of amounts reclassified to income include:
(1)	Foreign currency translation – result of $7,454,000 related to the sale of our cryogenics business in Turkey; and $1,042,000 related to the impairment of our Nisshin joint venture.
(2)	Pension liability adjustment – result of the settlement of certain participant balances within the pension plan maintained by WAVE.
(3)	Cash flow hedges – disclosed in “NOTE Q – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2019, we granted non-qualified stock options covering a total of 100,700 common shares under our stock-based compensation plans.  The weighted average option price of $38.91 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.21 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,029,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.42%
Expected volatility	33.10%
Risk-free interest rate	1.86%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2019, we granted an aggregate of 230,600 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $37.57 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $8,665,000 and will be recognized on a straight-line basis over the service-based vesting period, generally three-years, net of any forfeitures.

Market-Based Restricted Common Shares

On September 25, 2019, we granted 50,000 restricted common shares to a key employee under one of our stock-based compensation plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $14.31 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.69%
Expected volatility	34.90%
Risk-free interest rate	1.60%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $716,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2020, 2021 and 2022.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the six months ended November 30, 2019, we granted performance share awards covering an aggregate of 55,500 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,160,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense for the six months ended November 30, 2019 and 2018 reflected estimated annual effective income tax rates of 24.8% and 23.4%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2020 could be materially different from the forecasted rate as of November 30, 2019.

NOTE N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$52,086	$34,002	$47,310	$88,944
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	55,059	57,716	55,150	58,226
Effect of dilutive securities	1,013	1,622	1,055	1,787
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	56,072	59,338	56,205	60,013

Basic earnings per share attributable to controlling interest	$0.95	$0.59	$0.86	$1.53
Diluted earnings per share attributable to controlling interest	$0.93	$0.57	$0.84	$1.48

Stock options covering 405,433 and 223,372 common shares for the three months ended November 30, 2019 and 2018, respectively, and 391,563 and 152,256 common shares for the six months ended November 30, 2019 and 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

NOTE O – Segment Operations

Effective November 1, 2019, the Company deconsolidated substantially all of the net assets of the Engineered Cabs business, which has historically been treated as a separate reporting segment.  The deconsolidated net assets included its two primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  The remaining non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets no longer qualify as a separate operating or reportable segment.  Accordingly, the activity related to our former Engineered Cabs operating segment has been reported in the “Other” category.  Segment information reported in previous periods has been restated to conform to this new presentation.

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2019	2018	2019	2018
Net sales
Steel Processing	$516,937	$635,043	$1,040,312	$1,295,530
Pressure Cylinders	290,136	294,447	594,532	594,800
Other	20,564	28,736	48,652	56,003
Total net sales	$827,637	$958,226	$1,683,496	$1,946,333

Operating income (loss)
Steel Processing	$17,172	$25,016	$23,340	$64,676
Pressure Cylinders	15,647	14,758	45,270	29,491
Other	(701)	(3,910)	(51,080)	(7,392)
Total operating income	$32,118	$35,864	$17,530	$86,775

Impairment of long-lived assets
Steel Processing	$-	$-	$-	$-
Pressure Cylinders	-	-	-	2,381
Other	-	-	40,601	-
Total impairment of long-lived assets	$-	$-	$40,601	$2,381

Restructuring and other expense (income), net
Steel Processing	$-	$-	$(26)	$(9)
Pressure Cylinders	-	402	-	(525)
Other	(50)	-	431	-
Total restructuring and other expense (income), net	$(50)	$402	$405	$(534)

	November 30,	May 31,
(in thousands)	2019	2019
Total assets
Steel Processing	$868,597	$924,966
Pressure Cylinders	1,143,256	1,123,115
Other	397,108	462,715
Total assets	$2,408,961	$2,510,796

NOTE P – Acquisitions

Heidtman Steel Products, Inc.

On October 7, 2019, we acquired the Cleveland, Ohio-based operating net assets, excluding working capital, of Heidtman for cash consideration of $29,593,000.  The acquired net assets are being managed and reported as a component of our Steel Processing operating segment.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired.  The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  A customer list intangible asset was identified and valued and will be amortized over the estimated useful life of 10 years.

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date.  These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by third-party valuation specialists, and are subject to change within the measurement period as valuations are finalized.  The primary areas of preliminary purchase price allocation subject to change relate to the valuation of the acquired tangible assets (including finance lease assets), identification and valuation of intangible assets acquired and residual goodwill.

(in thousands)
Customer list	$2,900
Property, plant and equipment	7,515
Finance lease assets	8,000
Other assets	725
Net identifiable assets	19,140
Goodwill	10,453
Purchase price	$29,593

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

Refer to "NOTE R – Fair Value" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$9	Accounts payable	$4,569
	Other assets	-	Other liabilities	451
Totals		$9		$5,020

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$953	Accounts payable	$1,487
	Other assets	7	Other liabilities	223
		960		1,710
Foreign currency exchange contracts	Receivables	-	Accounts payable	75
Totals		$960		$1,785
Total derivative instruments		$969		$6,805

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis at November 30, 2019. Had these amounts been recognized on a gross basis, the impact would have been a $581,000 increase in receivables with a corresponding increase in accounts payable.

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

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis at May 31, 2019. Had these amounts been recognized on a gross basis, the impact would have been a $220,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  The earnings effects of these derivative instruments are presented in the same statement of earnings line items as the earnings effects of the hedged items.  For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument.

The following table summarizes our cash flow hedges outstanding at November 30, 2019:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$40,824	December 2019 - June 2021

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative instruments designated as cash flow hedges for the periods presented:

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss) Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into Net Earnings	from AOCI into Net Earnings
For the three months ended November 30, 2019:
Commodity contracts	$10	Cost of goods sold	$(4,228)
Interest rate contracts	(326)	Interest expense	(7)
Foreign currency exchange contracts	-	Miscellaneous income, net	(97)
Totals	$(316)		$(4,332)

For the three months ended November 30, 2018:
Commodity contracts	$(4,499)	Cost of goods sold	$1,565
Interest rate contracts	-	Interest expense	(34)
Foreign currency exchange contracts	-	Miscellaneous income, net	36
Totals	$(4,499)		$1,567

For the six months ended November 30, 2019:
Commodity contracts	$(5,649)	Cost of goods sold	$(6,520)
Interest rate contracts	(326)	Interest expense	(127)
Foreign currency exchange contracts	-	Miscellaneous income, net	(19)
Totals	$(5,975)		$(6,666)

For the six months ended November 30, 2018:
Commodity contracts	$(4,530)	Cost of goods sold	$4,108
Interest rate contracts	-	Interest expense	(81)
Foreign currency exchange contracts	-	Miscellaneous income, net	36
Totals	$(4,530)		$4,063

The estimated net amount of the losses recognized in AOCI at November 30, 2019 expected to be reclassified into net earnings within the succeeding twelve months is $5,916,000 (net of tax of $1,863,000).  This amount was computed using the fair value of the cash flow hedges at November 30, 2019, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2020 and May 31, 2021.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment.  We also enter into certain commodity contracts that do not qualify for hedge accounting treatment.  Accordingly, these derivative instruments are adjusted to current market value at the end of each period through net earnings.

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2019:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$45,247	December 2019 - September 2021
Foreign currency exchange contracts	3,901	December 2019 - March 2020

The following tables summarize the gain (loss) recognized in net earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Net Earnings for the
	Location of Gain (Loss)	Three Months Ended November 30,
(in thousands)	Recognized in Net Earnings	2019	2018
Commodity contracts	Cost of goods sold	$(1,673)	$(737)
Foreign currency exchange contracts	Miscellaneous income, net	15	(1,183)
Total		$(1,658)	$(1,920)

		Loss Recognized
		in Net Earnings for the
	Location of Loss	Six Months Ended November 30,
(in thousands)	Recognized in Net Earnings	2019	2018
Commodity contracts	Cost of goods sold	$(3,916)	$(2,934)
Foreign currency exchange contracts	Miscellaneous income, net	(89)	(2,689)
Total		$(4,005)	$(5,623)

NOTE R – Fair Value

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

Recurring Fair Value Measurements

At November 30, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$969	$-	$969
Total assets	$-	$969	$-	$969

Liabilities
Derivative instruments (1)	$-	$6,805	$-	$6,805
Total liabilities	$-	$6,805	$-	$6,805

At May 31, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$2,414	$-	$2,414
Total assets	$-	$2,414	$-	$2,414

Liabilities
Derivative instruments (1)	$-	$12,238	$-	$12,238
Total liabilities	$-	$12,238	$-	$12,238

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

Non-Recurring Fair Value Measurements

At November 30, 2019, our assets measured at fair value on a non-recurring basis were as follows:

Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$-	$13,623	13,623
Long-lived assets held and used (2)	-	-	-	-
Total assets	$-	$-	$13,623	$13,623

At May 31, 2019, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$3,700	$-	$3,700
Long-lived assets held for sale (3)	-	7,000	-	7,000
Long-lived assets held and used (4)	-	1,238	-	1,238
Total assets	$-	$11,938	$-	$11,938

1)

On November 1, 2019, in connection with the contribution of substantially all of the net assets of the Engineered Cabs business to a newly-formed Cabs joint venture, we obtained a 20% minority ownership interest.  In accordance with the applicable accounting guidance, our minority ownership interest in the Cabs joint venture was recorded at its acquisition date fair value of $13,623,000.

During the first quarter of fiscal 2020, we determined our 10% minority ownership interest in our steel joint venture in China, Nisshin, was fully impaired based on the estimated recoverability of the related assets.  During the fourth quarter of fiscal 2019, we determined our 10% minority ownership interest in our Nisshin joint venture was other than temporarily impaired due to current and projected operating losses.  As a result, the investment had been written down to its estimated fair value of $3,700,000, resulting in an impairment charge of $4,017,000 within equity income of unconsolidated affiliates.

2)

During the first quarter of fiscal 2020, the Company identified an impairment indicator for the fabricated products business in Stow, Ohio within the former Engineered Cabs operating segment.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off.

3)

During the first quarter of fiscal 2019, changes in facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000, generating an impairment charge of $2,381,000.

4)

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $731,433,000 and $767,075,000 at November 30, 2019 and May 31, 2019, respectively. The carrying amount of long-term debt, including current maturities, was $698,803,000 and $749,299,000 at November 30, 2019 and May 31, 2019, respectively.

NOTE S – Subsequent Events

On December 31, 2019, the Company contributed the recently acquired net assets of Heidtman to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing the Company’s total ownership interest to 63%.  As a result of the transaction, the Company obtained a controlling interest in the Samuel joint venture, resulting in the consolidation of Samuel upon closing.  The accounting for the transaction, including the revaluation of its previously held interest in Samuel, will be completed in the third quarter of fiscal 2020.

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

As of November 30, 2019, excluding our joint ventures, we operated 28 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

As of November 30, 2019, we held equity positions in ten joint ventures, which operated 48 manufacturing facilities worldwide, including 26 facilities which were operated by joint ventures in which we held a 50% or greater ownership interest.  Three of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining seven of these joint ventures are accounted for using the equity method.

Overview

Operating income for the current quarter was down $3.8 million, or 11%.  Results in Steel Processing continued to be negatively impacted by declining steel prices, which led to a $7.3 million swing from inventory holding gains to inventory holding losses from the second quarter of fiscal 2019 to the second quarter of fiscal 2020.  Lower direct volume in Steel Processing and lower volumes in the industrial products business in Pressure Cylinders were partially offset by improved direct spreads and higher toll volume in Steel Processing and higher volumes in the consumer products business and overall improvement in the oil & gas equipment business in Pressure Cylinders.

Equity in net income of unconsolidated affiliates (“equity income”) for the current year second quarter increased $26.2 million over the comparable prior year quarter on a pre-tax gain of $23.1 million at WAVE related to the sale of its international operations.  The remaining increase was primarily due to a $5.4 million increase in equity income from ClarkDietrich, driven by improved margins and increased volumes, partially offset by a lower contribution from Serviacero Worthington and a $1.5 million loss related to our retained interest in the newly-formed Cabs joint venture, which consisted primarily of transaction-related expenses incurred at the new company as further described under Recent Business Developments.  We received cash distributions from unconsolidated joint ventures of $27.5 million during the second quarter of fiscal 2020.

Recent Business Developments

•	During the first six months of fiscal 2020, the Company has repurchased a total of 750,000 common shares for $29.6 million at an average price of $39.45 per share.
•

On July 26, 2019, the Company completed the sale of Worthington Aritas Basınçlı Kaplar Sanayi (“Worthington Aritas”), its Turkish manufacturer of cryogenic pressure vessels.  The Company received cash proceeds, net of transaction costs, of $8.3 million resulting in a pre-tax restructuring loss of $0.5 million.

•

On August 23, 2019, the Company issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150.0 million of aggregate principal amount of 6.50% senior notes.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Debt and Receivables Securitization” for more information on these transactions.

•

On September 30, 2019, Worthington Armstrong Venture (“WAVE”) completed the sale of its international operations to Knauf Ceilings and Holding GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Incl (“AWI”), the other partner in the WAVE joint venture.  Our portion of the net gain, subject to post-closing adjustments, was $23.1 million and has been recognized in equity income.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On October 7, 2019, we acquired the Cleveland, Ohio-based operating net assets, excluding working capital, of Heidtman Steel Products, Inc. (“Heidtman”) for cash consideration of $29.6 million, which expanded the Company’s pickling and slitting capabilities.  The acquired business is being managed as part of our Steel Processing operating segment. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information on this transaction.

•

On November 1, 2019, we reached an agreement with an affiliate of Angeles Equity Partners, LLC to contribute substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets no longer qualify as a separate operating or reportable segment. For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Segment Operations”.

•

On December 17, 2019, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.24 per share payable on March 27, 2020 to shareholders of record on March 13, 2020.

•

On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% minority ownership interest in the Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (“Nisshin”) joint venture in China to the other joint venture partners.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On December 31, 2019, the Company contributed the recently acquired net assets of Heidtman acquisition to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing our total ownership interest to 63%.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE S – Subsequent Events” for more information on this transaction.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the second quarter of each of fiscal 2020 and fiscal 2019 is illustrated in the following chart:

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

Approximately 17% of the net sales of our Steel Processing operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment and approximately 25% of the net sales of our Steel Processing operating segment are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2019	2018	Inc / (Dec)	2019	2018	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.1%	3.4%	-1.3%	2.3%	3.0%	-0.7%
Hot-Rolled Steel ($ per ton) [2]	$526	$836	$(310)	$545	$868	$(323)
Detroit Three Auto Build (000's vehicles) [3]	1,895	2,191	(296)	3,978	4,286	(308)
No. America Auto Build (000's vehicles) [3]	4,098	4,417	(319)	8,216	8,543	(327)
Zinc ($ per pound) [4]	$1.09	$1.16	$(0.07)	$1.11	$1.23	$(0.12)
Natural Gas ($ per mcf) [5]	$2.50	$3.37	$(0.87)	$2.39	$3.13	$(0.74)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.04	$3.31	$(0.27)	$3.05	$3.27	$(0.22)
Crude Oil - WTI ($ per barrel) [6]	$55.47	$65.98	$(10.51)	$55.54	$67.50	$(11.96)

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2020 (first and second quarters), fiscal 2019 and fiscal 2018:

	Fiscal Year
(dollars per ton [1] )	2020	2019	2018
1st Quarter	$564	$900	$604
2nd Quarter	$526	$836	$608
3rd Quarter	N/A	$725	$674
4th Quarter	N/A	$672	$860
Annual Avg.	$545	$783	$687

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 13% of consolidated net sales during the second quarter of fiscal 2020.  No single customer contributed more than 10% of consolidated net sales during the second quarter of fiscal

2019.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the second quarter of fiscal 2020, vehicle production for the Detroit Three automakers was down 14% from fiscal 2019, while North American vehicle production as a whole was down 7%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$827.6	100.0%	$958.2	100.0%	$(130.6)
Cost of goods sold	707.0	85.4%	837.3	87.4%	(130.3)
Gross margin	120.6	14.6%	120.9	12.6%	(0.3)
Selling, general and administrative expense	88.5	10.7%	84.6	8.8%	3.9
Restructuring and other expense	-	0.0%	0.4	0.0%	0.4
Operating income	32.1	3.9%	35.9	3.7%	(3.8)
Miscellaneous income, net	0.8	0.1%	1.3	0.1%	(0.5)
Interest expense	(7.3)	-0.9%	(9.5)	-1.0%	(2.2)
Equity in net income of unconsolidated affiliates (1)	47.3	5.7%	21.1	2.2%	26.2
Income tax expense	(15.9)	-1.9%	(11.1)	-1.2%	4.8
Net earnings	57.0	6.9%	37.7	3.9%	19.3
Net earnings attributable to noncontrolling interests	4.9	0.6%	3.7	0.4%	1.2
Net earnings attributable to controlling interest	$52.1	6.3%	$34.0	3.5%	$18.1

(1) Equity in net income by unconsolidated affiliate
WAVE	$41.8		$18.4		$23.4
ClarkDietrich	4.9		(0.5)		5.4
Serviacero Worthington	0.8		2.7		(1.9)
ArtiFlex	1.1		0.4		0.7
Other	(1.3)		0.1		(1.4)
Total	$47.3		$21.1		$26.2

Net earnings attributable to controlling interest for the three months ended November 30, 2019 increased $18.1 million over the comparable period in the prior year.  Net sales and operating highlights for the second quarter of fiscal 2020 were as follows:

•	Net sales decreased $130.6 million from the comparable quarter in the prior year. The decrease was driven primarily by lower average direct selling prices and lower direct volume in Steel Processing.
•

Gross margin decreased $0.3 million from the comparable quarter in the prior year.  The negative impact of estimated inventory holding losses versus holding gains in the comparable quarter in the prior year and lower direct volume in Steel Processing were nearly offset by higher direct spreads in Steel Processing and improvements at Pressure Cylinders.

•

SG&A expense increased $3.9 million over the comparable quarter in the prior year.  An increase in wages was partially offset by lower benefits.  Overall, SG&A expense was 10.7% of consolidated net sales compared to 8.8% in the comparable quarter of the prior year.

•

Interest expense decreased $2.2 million from the comparable quarter in the prior year.  The decrease was due primarily to lower average debt levels and lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income increased $26.2 million over the comparable quarter in the prior year, due primarily to a $23.1 million pre-tax gain related to the sale of WAVE’s international operations and a $5.4 million increase in equity income from ClarkDietrich, driven by improved margins and increased volumes, partially offset by a lower contribution from Serviacero Worthington.  Equity income in the current quarter was also negatively impacted by a $1.5 million loss related to our retained interest in the newly-formed Cabs joint venture, which consisted primarily of transaction-related expenses incurred at the new company.  We received cash distributions of $27.5 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense was $15.9 million in the current quarter compared to $11.1 million in the prior year quarter.  The increase was due primarily to higher earnings associated with the $23.1 million gain recognized from WAVE.  The current quarter expense was calculated using an estimated annual effective income tax rate of 24.8% versus 23.4% in the prior year quarter.   For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$516.9	100.0%	$635.0	100.0%	$(118.1)
Cost of goods sold	462.3	89.4%	576.0	90.7%	(113.7)
Gross margin	54.6	10.6%	59.0	9.3%	(4.4)
Selling, general and administrative expense	37.5	7.3%	34.0	5.4%	3.5
Operating income	$17.1	3.3%	$25.0	3.9%	$(7.9)

Material cost	$370.8		$482.9		$(112.1)
Tons shipped (in thousands)	1,005		951		54

Net sales and operating highlights for the second quarter of fiscal 2020 were as follows:

•

Net sales decreased $118.1 million from the comparable quarter in the prior year, driven by lower average selling prices, which decreased net sales by $79.5 million from the prior year quarter, and lower direct volumes, which decreased net sales by $43.0 million.  Higher toll volume increased net sales by $4.4 million.  The mix of direct versus toll tons processed was 49% to 51% compared to 56% to 44% in the prior year quarter.  The change in mix in the current period quarter is due primarily to additional toll volume resulting from the October 7, 2019 acquisition of Heidtman.

•

Operating income decreased $7.9 million from the comparable quarter in the prior year due to the unfavorable impact of estimated inventory holding losses and lower direct volume, partially offset by improved direct spreads and higher toll volume.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$290.1	100.0%	$294.4	100.0%	$(4.3)
Cost of goods sold	225.7	77.8%	234.5	79.7%	(8.8)
Gross margin	64.4	22.2%	59.9	20.3%	4.5
Selling, general and administrative expense	48.7	16.8%	44.7	15.2%	4.0
Restructuring and other expense	-	0.0%	0.4	0.1%	0.4
Operating income	$15.7	5.4%	$14.8	5.0%	$0.9

Material cost	$127.1		$133.5		$(6.4)

Units shipped by principal class of products:
Consumer products	18,675,057		16,980,934		1,694,123
Industrial products	2,932,923		3,162,063		(229,140)
Oil & gas equipment	376		314		62
Total Pressure Cylinders	21,608,356		20,143,311		1,465,045

Net sales by principal class of products:
Consumer products	$128.0		$117.2		$10.8
Industrial products	130.4		152.0		(21.6)
Oil & gas equipment	31.7		25.2		6.5
Total Pressure Cylinders	$290.1		$294.4		$(4.3)

Net sales and operating highlights for the second quarter of fiscal 2020 were as follows:

•

Net sales decreased $4.3 million from the comparable quarter in the prior year, due to the impact of divestitures and lower volumes in the industrial products business on weaker demand in the European market, partially offset by higher volumes in both the consumer products and oil & gas equipment businesses.

•

Operating income of $15.7 million increased $0.9 million over the comparable quarter in the prior year.  The increase was primarily the result of higher volumes in the consumer products business and overall improvements in the oil & gas equipment business which more than offset the unfavorable impact of lower volumes in the industrial products business.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including product liability and healthcare reserves.  The Other category also includes the results of the former Engineered Cabs operating segment, on a historical basis, through November 1, 2019, when substantially all the net assets were deconsolidated.  The following table presents a summary of operating results for the Other category for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$20.6	100.0%	$28.7	100.0%	$(8.1)
Cost of goods sold	19.0	92.2%	26.7	93.0%	(7.7)
Gross margin	1.6	7.8%	2.0	7.0%	(0.4)
Selling, general and administrative expense	2.4	11.7%	5.9	20.6%	(3.5)
Restructuring and other income	(0.1)	-0.5%	-	0.0%	0.1
Operating loss	$(0.7)	-3.4%	$(3.9)	-13.6%	$3.2

Operating highlights for the second quarter of fiscal 2020 were as follows:

•

Net sales decreased $8.1 million from the comparable period in the prior year due to the deconsolidation of substantially all the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation”.

•

Operating loss of $0.7 million represented an improvement of $3.2 million from the comparable period in the prior year primarily due to favorable adjustments to topside healthcare reserves and lower losses at Engineered Cabs as a result of the deconsolidation as of November 1, 2019.

Six Months Year-to-Date – Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$1,683.5	100.0%	$1,946.3	100.0%	$(262.8)
Cost of goods sold	1,445.6	85.9%	1,682.4	86.4%	(236.8)
Gross margin	237.9	14.1%	263.9	13.6%	(26.0)
Selling, general and administrative expense	179.4	10.7%	175.2	9.0%	4.2
Impairment of goodwill and long-lived assets	40.6	2.4%	2.4	0.1%	38.2
Restructuring and other expense (income), net	0.4	0.0%	(0.5)	0.0%	(0.9)
Operating income	17.5	1.0%	86.8	4.5%	(69.3)
Miscellaneous income, net	1.4	0.1%	1.6	0.1%	(0.2)
Interest expense	(16.8)	-1.0%	(19.2)	-1.0%	(2.4)
Loss on extinguishment of debt	(4.0)	-0.2%	-	0.0%	(4.0)
Equity in net income of unconsolidated affiliates (1)	72.1	4.3%	51.1	2.6%	21.0
Income tax expense	(15.7)	-0.9%	(25.6)	-1.3%	(9.9)
Net earnings	54.5	3.2%	94.7	4.9%	(40.2)
Net earnings attributable to noncontrolling interests	7.2	0.4%	5.8	0.3%	1.4
Net earnings attributable to controlling interest	$47.3	2.8%	$88.9	4.6%	$(41.6)

(1) Equity in net income by unconsolidated affiliate
WAVE	$65.7		$40.4		$25.3
ClarkDietrich	9.0		3.0		6.0
Serviacero Worthington	1.6		6.3		(4.7)
ArtiFlex	1.3		1.2		0.1
Other	(5.5)		0.2		(5.7)
Total	$72.1		$51.1		$21.0

Net earnings attributable to controlling interest for the six months ended November 30, 2019 decreased $41.6 million from the comparable period in the prior year.  Net sales and operating highlights for the six months ended November 30, 2019 were as follows:

•

Net sales decreased $262.8 million from the comparable period in the prior year.  The decrease was driven primarily by lower direct volume and lower average direct selling prices in Steel Processing due to a decline in the market price of steel, and lower volume in the industrial products business in Pressure Cylinders, partially offset by an early termination of a customer take-or-pay contract in Pressure Cylinders which effectively accelerated the recognition of $14.2 million of related sales in future quarters into the first half of fiscal 2020.

•

Gross margin decreased $26.0 million from the comparable period in the prior year.  The decrease was primarily due to compressed direct spreads in Steel Processing, down $28.8 million from the prior year period, driven by inventory holding losses due to declining steel prices, combined with lower direct volumes, off $30.9 million.  The overall declines in Steel Processing were partially offset by improvements at Pressure Cylinders where gross margin benefited from the early termination of a customer take-or-pay contract in the industrial products business which resulted in a pre-tax benefit of $11.5 million and higher volumes in consumer products.

•	SG&A expense increased $4.2 million over the comparable prior year period. The increase was driven primarily by higher wages.
•

Impairment of long-lived assets totaled $40.6 million in the six months ended November 30, 2019 due to the write-down of certain assets in Engineered Cabs to their estimated fair market value prior to being contributed to the newly-formed Cabs joint venture.  For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Long-Lived Assets”.

•

Interest expense decreased $2.4 million from the comparable period in the prior year.  The decrease was due primarily to lower average debt levels and lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income increased $21.0 million over the comparable period in the prior year, primarily due to a $23.1 million pre-tax gain at WAVE related to the sale of its international operations and a $6.0 million increase in equity income from ClarkDietrich, driven by improved margins and increased volumes, partially offset by lower contributions from Serviacero Worthington and ArtiFlex.  Equity income in the current year was also negatively impacted by a $4.2 million impairment charge to write down our 10% investment in Nisshin to fair value and by a $1.5 million loss related to our retained interest in the newly-formed Cabs joint venture, which consisted primarily of transaction-related expenses incurred at the new company.  We received cash distributions of $57.3 million from our unconsolidated affiliates during the current year period.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense decreased $9.9 million from the comparable period in the prior year resulting primarily from lower core earnings and the impairment charges in Engineered Cabs partially offset by the gain recognized from the sale of WAVE’s international operations.  The net impact of these two discrete items was a reduction in current year tax expense of $2.9 million.  The current period tax expense was calculated using an estimated annual effective income tax rate of 24.8% versus 23.4% in the prior year comparable period. For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$1,040.3	100.0%	$1,295.5	100.0%	$(255.2)
Cost of goods sold	944.0	90.7%	1,156.8	89.3%	(212.8)
Gross margin	96.3	9.3%	138.7	10.7%	(42.4)
Selling, general and administrative expense	73.0	7.0%	74.0	5.7%	(1.0)
Operating income	$23.3	2.2%	$64.7	5.0%	$(41.4)

Material cost	$767.2		$961.0		$(193.8)
Tons shipped (in thousands)	1,896		1,934		(38)

Net sales and operating highlights for the six months ended November 30, 2019 were as follows:

•

Net sales decreased $255.2 million from the comparable period in the prior year, driven by lower direct volumes and lower average direct selling prices, which decreased net sales by $136.9 million and $117.3 million, respectively.  The mix of direct versus toll tons processed was 52% to 48% compared to 57% to 43% in the comparable period of fiscal 2019.  The change in mix in the current period is due primarily to additional toll volume resulting from the October 7, 2019 acquisition of Heidtman.

•

Operating income decreased $41.4 million from the comparable period in the prior year, driven primarily by lower direct spreads, down approximately $28.8 million as declining steel prices resulted in significant estimated inventory holding losses in the current period compared to holding gains in the prior year period.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(dollars in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$594.5	100.0%	$594.8	100.0%	$(0.3)
Cost of goods sold	454.0	76.4%	471.9	79.3%	(17.9)
Gross margin	140.5	23.6%	122.9	20.7%	17.6
Selling, general and administrative expense	95.2	16.0%	91.5	15.4%	3.7
Impairment of long-lived assets	-	0.0%	2.4	0.4%	(2.4)
Restructuring and other income	-	0.0%	(0.5)	-0.1%	(0.5)
Operating income	$45.3	7.6%	$29.5	5.0%	$15.8

Material cost	$254.0		$272.2		$(18.2)

Units shipped by principal class of products:
Consumer products	35,573,447		34,709,912		863,535
Industrial products	6,217,378		7,231,559		(1,014,181)
Oil & gas equipment	1,219		938		281
Total Pressure Cylinders	41,792,044		41,942,409		(150,365)

Net sales by principal class of products:
Consumer products	$247.5		$234.0		$13.5
Industrial products	283.0		304.9		(21.9)
Oil & gas equipment	64.0		55.9		8.1
Total Pressure Cylinders	$594.5		$594.8		$(0.3)

Net sales and operating highlights for the six months ended November 30, 2019 were as follows:

•

Net sales decreased $0.3 million from the comparable period in the prior year.  The decrease was driven primarily by the impact of divestitures, which decreased net sales by $23.6 million, and lower volumes in the industrial products business, partially offset by the impact of an early termination of a customer take-or-pay contract within the industrial products business, which effectively accelerated $14.2 million of related sales in future quarters into the current period, and higher volume in both the consumer products and oil & gas equipment business.

•

Operating income increased $15.8 million over the comparable period in the prior year driven primarily by the benefit from the customer take-or-pay contract termination, which accelerated the recognition of future pre-tax earnings of $11.5 million into the current period, combined with higher volumes in both the consumer products and the oil & gas equipment businesses, partially offset by the unfavorable impact of lower volumes in the industrial products business.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including product liability and healthcare reserves.  The Other category also includes the results of the former Engineered Cabs operating segment, on a historical basis, through November 1, 2019, when substantially all the net assets were deconsolidated.  The following table presents a summary of operating results for the Other Category for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(in millions)	2019	Net sales	2018	Net sales	(Decrease)
Net sales	$48.7	100.0%	$56.0	100.0%	$(7.3)
Cost of goods sold	47.6	97.7%	53.7	95.9%	(6.1)
Gross margin	1.1	2.3%	2.3	4.1%	(1.2)
Selling, general and administrative expense	11.2	23.0%	9.7	17.3%	1.5
Impairment of long-lived assets	40.6	83.4%	-	0.0%	40.6
Restructuring and other expense	0.4	0.8%	-	0.0%	0.4
Operating loss	$(51.1)	-104.9%	$(7.4)	-13.2%	$(43.7)

Operating highlights for the six months ended November 30, 2019 were as follows:

•

Net sales decreased $7.3 million from the comparable period in the prior year.  The decrease was driven by the deconsolidation of Engineered Cabs.  For additional information on the deconsolidation, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation”.

•

Operating loss of $51.1 million was $43.7 million higher than the comparable period in the prior year, primarily driven by impairment charges of $40.6 million to write-down certain assets at Engineered Cabs to their estimated fair value in the first quarter of fiscal 2020 and the deconsolidation of Engineered Cabs.  For additional information on the deconsolidation and impairment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Long-Lived Assets”, respectively.

Liquidity and Capital Resources

During the six months ended November 30, 2019, we generated $168.5 million of cash from operating activities, invested $50.6 million in property, plant and equipment, and paid $29.6 million to acquire certain operating assets of Heidtman.  Additionally, we used $101.5 million of net proceeds from the issuance of long-term debt to redeem $150.0 million of senior unsecured notes, acquired 750,000 of our common shares at a total cost of $29.6 million, and paid dividends of $26.9 million.  The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended November 30,
(in millions)	2019	2018
Net cash provided by operating activities	$168.5	$75.1
Net cash provided (used) by investing activities	(70.6)	34.5
Net cash used by financing activities	(118.0)	(138.6)
Decrease in cash and cash equivalents	(20.1)	(29.0)
Cash and cash equivalents at beginning of period	92.4	122.0
Cash and cash equivalents at end of period	$72.3	$93.0

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

Net cash provided by operating activities was $168.5 million during the six months ended November 30, 2019 compared to $75.1 million in the comparable period of fiscal 2019. The increase in net cash provided by operating activities was driven primarily by lower working capital needs due to declining steel prices and lower volumes partially offset by the impact of lower net earnings.

Investing Activities

Net cash used by investing activities was $70.6 million during the six months ended November 30, 2019 compared to net cash provided by investing activities of $34.5 million in the comparable prior year period.  The change from the prior year period was driven primarily by $55.2 million in excess distributions from WAVE received during the first six months of fiscal 2019.  We also paid $29.6 million in the current year to acquire certain operating assets of Heidtman and received $11.2 million less in proceeds from the sale of assets.

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

Financing Activities

Net cash used by financing activities was $118.0 million during the six months ended November 30, 2019 compared to $138.6 million in the comparable prior year period.  During the six months ended November 30, 2019, the Company paid $154.0 million to redeem the $150.0 aggregate principal amount of unsecured senior notes.  The redemption was funded in part by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.5 million.  The net cash effect of these items was partially offset by $70.8 million in lower share repurchases in the current period.

Long-term debt and short-term borrowings – As of November 30, 2019, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at November 30, 2019 were unchanged from those reported as of May 31, 2019.

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and as discussed above, the proceeds thereof were used in the refinancing of existing indebtedness of the Company and its consolidated subsidiaries.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Debt and Receivables Securitization” of this Quarterly Report on Form 10-Q for more information.

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.24 per common share for the second quarter of fiscal 2020 compared to $0.23 per common share for the second quarter of fiscal 2019.  Dividends paid on our common shares totaled $26.9 million and $26.3 million during the six months ended November 30, 2019 and 2018, respectively.  On December 17, 2019, the Worthington Industries Board declared a quarterly dividend of $0.24 per share payable on March 27, 2020, to shareholders of record on March 13, 2020.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available to repurchase at November 30, 2019 was 8,250,000.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of November 30, 2019, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $6.9 million at November 30, 2019.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

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

During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As of August 31, 2019, the disposal group met the criteria for classification as assets held for sale and the net assets were recorded at the lower of net book value or fair value, less cost to sell, and presented separately as assets held for sale in our consolidated balance sheet.  The book value of the disposal group exceeded its estimated fair market value of $12.9 million (determined using Level 2 inputs) and resulted in the recording of a $35.2 million impairment charge during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $0.9 million that were deemed fully impaired and written off.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the planned sale will have an adverse impact on the manner and extent in which these assets are used, resulting in an impairment charge of $5.4 million during the first quarter of fiscal 2020.  On November 1, 2019, the assets of the disposal group were contributed to the Cabs joint venture.  For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Long-Lived Assets”.

During the second quarter of fiscal 2020, the Company’s exploration of strategic alternatives related to its investment in ArtiFlex resulted in the need to evaluate this investment for potential impairment.  Based on the analysis performed, the Company concluded its investment was not impaired, as current and projected cash flows were deemed sufficient to recover the remaining book value of $54.6 million.  However, it is possible the Company’s estimate of future cash flows could decline to a level that no longer supports the current book value of the investment.  Factors which could have an adverse impact on the current cash flow projections, include, but are not limited to deteriorating market conditions as well as potential outcomes that may result from management’s review of strategic alternatives.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2019).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2019) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended November 30, 2019:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2019 (2)	7,117	$38.94	-	8,250,000
October 1-31, 2019	-	-	-	8,250,000
November 1-30, 2019	-	-	-	8,250,000
Total	7,117	$38.94	-
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of common shares then available for repurchase to 10,000,000.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under these authorizations.  A total of 1,750,000 common shares have been repurchased since the latest authorization, leaving 8,250,000 common shares available for repurchase at November 30, 2019.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 7,117 common shares surrendered by employees in September 2019 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorizations in effect throughout the second quarter of fiscal 2020 and discussed in footnote (1) above.

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

10.2

Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto) [Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)].

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document #

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2019 and May 31, 2019;
(ii)	Consolidated Statements of Earnings for the three and six months ended November 30, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2019 and 2018;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2019 and 2018; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 9, 2020	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)