Form 10-Q
period 2020-02-29
WORTHINGTON INDUSTRIES INC
filed 2020-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

On March 31, 2020, the number of Common Shares, without par value, issued and outstanding was 55,547,291.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the impacts from COVID-19 and the actions taken by governmental authorities and others related thereto, including the ability of the Company to continue operating facilities in connection therewith, to cut variable costs, or to eventually recall furloughed workers;

•	future or expected cash positions, liquidity or ability to access financial markets and capital;
•	outlook, strategy or business plans;
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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to COVID-19 or other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith including risks, uncertainties and impacts related to the ability and costs to continue to operate facilities;

•

the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from COVID-19 and the actions taken in connection therewith;

•	the effect of conditions in national and worldwide financial markets and with respect to the ability of financial institutions to provide capital;
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

ii

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
•

the impact of judicial rulings and governmental regulations, both in the United States and abroad, including those adopted by the United States governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 29,	May 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$103,430	$92,363
Receivables, less allowances of $1,678 and $1,150 at February 29, 2020
and May 31, 2019, respectively	472,741	501,944
Inventories:
Raw materials	177,400	268,607
Work in process	91,585	113,848
Finished products	107,886	101,825
Total inventories	376,871	484,280
Income taxes receivable	11,152	10,894
Assets held for sale	14,032	6,924
Prepaid expenses and other current assets	74,974	69,508
Total current assets	1,053,200	1,165,913
Investments in unconsolidated affiliates	222,724	214,930
Operating lease assets	35,230	-
Goodwill	321,128	334,607
Other intangible assets, net of accumulated amortization of $89,763 and
$87,759 at February 29, 2020 and May 31, 2019, respectively	191,052	196,059
Other assets	33,479	20,623
Property, plant and equipment:
Land	24,212	23,996
Buildings and improvements	294,307	310,112
Machinery and equipment	1,057,947	1,049,068
Construction in progress	51,223	49,423
Total property, plant and equipment	1,427,689	1,432,599
Less: accumulated depreciation	855,419	853,935
Total property, plant and equipment, net	572,270	578,664
Total assets	$2,429,083	$2,510,796

Liabilities and equity
Current liabilities:
Accounts payable	$361,356	$393,517
Accrued compensation, contributions to employee benefit plans and
related taxes	53,787	78,155
Dividends payable	14,427	14,431
Other accrued items	48,797	59,810
Current operating lease liabilities	10,757	-
Income taxes payable	423	1,164
Current maturities of long-term debt	296	150,943
Total current liabilities	489,843	698,020
Other liabilities	71,815	69,976
Distributions in excess of investment in unconsolidated affiliate	95,291	121,948
Long-term debt	698,552	598,356
Noncurrent operating lease liabilities	27,841	-
Deferred income taxes, net	73,548	74,102
Total liabilities	1,456,890	1,562,402
Shareholders' equity - controlling interest	821,495	831,246
Noncontrolling interests	150,698	117,148
Total equity	972,193	948,394
Total liabilities and equity	$2,429,083	$2,510,796

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$763,996	$874,381	$2,447,492	$2,820,714
Cost of goods sold	648,451	784,360	2,094,045	2,466,762
Gross margin	115,545	90,021	353,447	353,952
Selling, general and administrative expense	80,928	75,220	260,294	250,529
Impairment of goodwill and long-lived assets	34,627	-	75,228	2,381
Restructuring and other expense (income), net	1,376	(11,176)	1,781	(11,710)
Operating income (loss)	(1,386)	25,977	16,144	112,752
Other income (expense):
Miscellaneous income, net	6,985	525	8,316	2,222
Interest expense	(7,362)	(9,341)	(24,157)	(28,541)
Loss on extinguishment of debt	-	-	(4,034)	-
Equity in net income of unconsolidated affiliates	25,479	20,802	97,592	71,897
Earnings before income taxes	23,716	37,963	93,861	158,330
Income tax expense	4,828	8,415	20,506	34,032
Net earnings	18,888	29,548	73,355	124,298
Net earnings attributable to noncontrolling interests	3,577	2,775	10,734	8,581
Net earnings attributable to controlling interest	$15,311	$26,773	$62,621	$115,717

Basic
Average common shares outstanding	54,930	56,478	55,078	57,650
Earnings per share attributable to controlling interest	$0.28	$0.47	$1.14	$2.01

Diluted
Average common shares outstanding	55,898	57,974	56,164	59,389
Earnings per share attributable to controlling interest	$0.27	$0.46	$1.11	$1.95

Common shares outstanding at end of period	54,598	56,181	54,598	56,181

Cash dividends declared per share	$0.24	$0.23	$0.72	$0.69

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings	$18,888	$29,548	$73,355	$124,298
Other comprehensive income (loss):
Foreign currency translation	(576)	1,476	10,868	(8,857)
Pension liability adjustment, net of tax	138	37	1,246	(60)
Cash flow hedges, net of tax	2,159	(596)	2,733	(7,228)
Other comprehensive income (loss)	1,721	917	14,847	(16,145)
Comprehensive income	20,609	30,465	88,202	108,153
Comprehensive income attributable to noncontrolling interests	3,577	2,803	10,734	8,537
Comprehensive income attributable to controlling interest	$17,032	$27,662	$77,468	$99,616

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating activities:
Net earnings	$18,888	$29,548	$73,355	$124,298
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,780	23,625	69,553	71,643
Impairment of goodwill and long-lived assets	34,627	-	75,228	2,381
Provision for (benefit from) deferred income taxes	(5,006)	(730)	(1,661)	21,493
Bad debt expense	273	201	584	454
Equity in net income of unconsolidated affiliates, net of distributions	(4,474)	(865)	(19,271)	3,298
Net gain on sale of assets	(5,838)	(12,606)	(5,237)	(10,203)
Stock-based compensation	2,725	1,143	10,000	7,755
Loss on extinguishment of debt	-	-	4,034	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	5,992	1,546	15,517	55,793
Inventories	3,024	(1,054)	90,907	(38,525)
Accounts payable	29,630	19,002	(28,347)	(51,158)
Accrued compensation and employee benefits	(9,144)	(11,391)	(22,740)	(38,769)
Other operating items, net	(6,156)	3,619	(6,072)	(21,273)
Net cash provided by operating activities	87,321	52,038	255,850	127,187

Investing activities:
Investment in property, plant and equipment	(21,219)	(19,379)	(71,774)	(60,554)
Acquisitions	(500)	-	(29,783)	-
Distributions from unconsolidated affiliate	-	1,492	-	56,693
Proceeds from sale of assets	119	27,843	9,318	48,290
Net cash provided (used) by investing activities	(21,600)	9,956	(92,239)	44,429

Financing activities:
Proceeds from long-term debt, net of issuance costs	-	-	101,464	-
Principal payments on long-term obligations and debt redemption costs	(344)	(303)	(154,811)	(1,104)
Proceeds from issuance of common shares, net of tax withholdings	429	104	(6,595)	(4,645)
Payments to noncontrolling interests	-	-	(1,453)	(6,327)
Repurchase of common shares	(21,373)	(28,587)	(50,972)	(129,020)
Dividends paid	(13,263)	(13,119)	(40,177)	(39,371)
Net cash used by financing activities	(34,551)	(41,905)	(152,544)	(180,467)

Increase (decrease) in cash and cash equivalents	31,170	20,089	11,067	(8,851)
Cash and cash equivalents at beginning of period	72,260	93,027	92,363	121,967
Cash and cash equivalents at end of period	$103,430	$113,116	$103,430	$113,116

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

At February 29, 2020, the Company owned controlling interests in the following four joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated in the Company’s financial statement, and the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  Investments in unconsolidated affiliates are accounted for using the equity method.  See further discussion on unconsolidated affiliates in “NOTE C – Investments in Unconsolidated Affiliates”.  As more fully described in “NOTE P – Acquisitions,” on December 31, 2019, we acquired an additional 31.75% interest in Samuel, increasing our ownership to a 63% controlling interest, with Samuel’s results being consolidated within the Steel Processing operating segment since the acquisition date.  The transaction resulted in a one-time net pre-tax gain of $6,055,000 within miscellaneous income in our consolidated statement of earnings for the three and nine months ended February 29, 2020.

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

Operating results for the three and nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020 (“fiscal 2020”), particularly in light of the novel coronavirus (“COVID-19”) and its effects on the domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing  some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers.  Accordingly, businesses have adjusted, reduced or suspended operating activities.  This has negatively impacted several of the markets we serve, including the North American automotive market, which shut down production in mid-March 2020.  While a number of our plants are operating as essential businesses, some of our plants have suspended or cut back on operating levels and shifts, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“fiscal 2019”) of Worthington Industries, Inc. (the “2019 Form 10-K”) and “Part II – Item 1A – Risk Factors” of this 10-Q.

Deconsolidation of Engineered Cabs:  On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of the Company’s Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo Cab Products, LLC (“Crenlo”).  The investment in the Cabs joint venture is accounted for under the equity method, due to lack of control as more fully described in “NOTE C – Investments in Unconsolidated Affiliates”.

The Company’s contribution to the Cabs joint venture consisted of the net assets of its two primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  In anticipation of the transaction for substantially all the net assets of the Engineered Cabs business, an impairment charge of $35,194,000 was recognized when the disposal group met the criteria as assets held for sale as of August 31, 2019.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The Company is in the process of evaluating strategic alternatives for the retained assets.  Refer to “NOTE E – Impairment of Goodwill and Long-Lived Assets” for additional information.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a one-time net gain of $50,000 within restructuring and other expense (income), net in our consolidated statements of earnings for the three months ended November 30, 2019, as summarized below.

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

NOTE B – Revenue Recognition

The following tables summarize net sales by product class for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Reportable segments by product class:
Steel Processing
Direct	$450,413	$527,970	$1,425,117	$1,756,842
Toll	40,723	27,901	106,331	94,559
Total	$491,136	$555,871	$1,531,448	$1,851,401

Pressure Cylinders
Industrial products	$129,042	$148,018	$411,994	$452,883
Consumer products	113,258	118,006	360,803	352,023
Oil & gas equipment	28,695	24,666	92,730	80,584
Total	$270,995	$290,690	$865,527	$885,490

Other
Engineered Cabs	$1,830	$27,817	$50,446	$83,798
Other	35	3	71	25
Total	$1,865	$27,820	$50,517	$83,823

Total	$763,996	$874,381	$2,447,492	$2,820,714

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue stream, which are recognized over time.  The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Steel Processing - toll	$40,723	$27,901	$106,331	$94,559
Pressure Cylinders - certain oil & gas contracts	25,885	20,559	83,424	49,360
Total over time revenue	$66,608	$48,460	$189,755	$143,919

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

(in thousands)	Balance Sheet Classification	February 29, 2020	May 31, 2019
Unbilled receivables	Receivables	$5,764	$5,366
Contract assets	Prepaid and other current assets	$6,834	$8,792

NOTE C – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At February 29, 2020, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Worthington Armstrong Venture (“WAVE”) (50%) and the Cabs joint venture (20%).

During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its interest in the Nisshin joint venture in China.  As a result, the Company evaluated its investment for potential impairment.  The Company concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity income during the three months ended August 31, 2019.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners.  As a result, the Company has no further rights or obligations related to the Nisshin joint venture.

During the second quarter of fiscal 2020, the Company’s exploration of strategic alternatives relating to its investment in ArtiFlex resulted in the need to evaluate this investment for potential impairment.  Based on the analysis performed, the Company concluded its investment was not impaired, as then current and projected cash flows were deemed sufficient to recover the remaining book value of $54,566,000.  However, it is possible the Company’s estimate of future cash flows could decline to a level that no longer supports the current book value of the investment.  Factors which could have an adverse impact on the current cash flow projections, include, but are not limited to deteriorating market conditions as well as potential outcomes that may result from management’s review of strategic alternatives.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, in which we retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo. Our contributions to the Cabs joint venture consisted of the net assets of its primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  Our investment in the Cabs joint venture is accounted for under the equity method, due to lack of control.

On December 31, 2019, the Company contributed the recently acquired operating net assets related to Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”) to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing our total ownership interest to 63%.  The Samuel joint venture’s results have been consolidated within Steel Processing since that date.  Refer to “NOTE P – Acquisitions” for additional information.

We received distributions from unconsolidated affiliates totaling $78,321,000 during the nine months ended February 29, 2020.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $95,291,000 at February 29, 2020.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	February 29,	May 31,
(in thousands)	2020	2019
Cash	$33,002	$37,471
Other current assets	611,784	594,959
Current assets for discontinued operations	-	35,793
Noncurrent assets	379,984	360,925
Total assets	$1,024,770	$1,029,148

Current liabilities	$163,758	$236,781
Current liabilities for discontinued operations	-	9,610
Short-term borrowings	3,437	15,162
Current maturities of long-term debt	2,374	33,003
Long-term debt	352,827	321,791
Other noncurrent liabilities	47,107	18,192
Equity	455,267	394,609
Total liabilities and equity	$1,024,770	$1,029,148

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$477,494	$440,186	$1,400,987	$1,385,399
Gross margin	100,070	74,783	293,601	247,852
Operating income	52,429	45,387	181,067	158,475
Depreciation and amortization	8,482	6,138	23,109	19,368
Interest expense	3,667	3,529	10,173	9,836
Income tax expense (benefit)	(614)	1,001	1,239	8,433
Net earnings from continuing operations	54,806	40,196	169,430	141,613
Net earnings from discontinued operations	-	1,001	49,770	4,713
Net earnings	54,806	41,197	219,200	146,326

The amounts presented within the discontinued operations captions in the tables above reflect the international operations of our WAVE joint venture prior to their sale on September 30, 2019.  Upon closing of the transaction, the related net assets were deconsolidated resulting in a pre-tax gain within net earnings from discontinued operations of $46,238,000, which is subject to certain post-closing adjustments. The sale of these operations was closed as part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.   Our portion of the net gain was $23,119,000 and has been recognized within equity in net income of unconsolidated affiliates.  The Company corrected certain amounts in the above table during the quarter ended February 29, 2020, to reflect the international operations of our WAVE joint venture within discontinued operations prior to their sale on September 30, 2019.  Those amounts were previously included in net sales, gross margin, operating income, and income tax expense for the three month and year-to-date periods ended February 28, 2019, August 31, 2019, and November 30, 2019.  Additionally, the Company reclassified to discontinued operations $50,948,000 for the gain related to the sale of the WAVE international operations that was previously reported in net earnings from continuing operations for the three and six month periods ended November 30, 2019.  The amounts reported in our consolidated financial statements were not impacted.

Worthington has invested and continues to invest in other companies which are generally pursuing innovative products.  The amount invested by Worthington in these companies is generally smaller and accounted for using the cost method.  One of these investments is in Nikola Corporation, a designer and manufacturer of electric and hydrogen trucks and powertrains, in which the Company owns approximately a 5-6% interest.

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

During the second quarter of fiscal 2020, we entered into a non-cancellable financing lease agreement for land and a building which was paid as part of the cash consideration in connection with the acquisition of certain operating assets of Heidtman.  Refer to “NOTE P – Acquisitions” for additional information.  In the consolidated balance sheets, the financing lease ROU assets are recorded in other assets and the current and long-term portion of the financing lease ROU liabilities are recorded in other accrued items and other liabilities, respectively.

The components of lease expense were as follows:

(in thousands)	Three Months Ended February 29, 2020	Nine Months Ended February 29, 2020
Operating lease expense	$3,067	$9,289
Financing lease expense:
Amortization of leased assets	178	288
Interest on lease liabilities	9	28
Total financing lease expense	187	316
Short-term lease expense	893	1,889
Variable lease expense	147	451
Total lease expense	$4,294	$11,945

During the first quarter of fiscal 2020, ROU assets within the Engineered Cabs operating segment with a book value of $4,843,000 were deemed to be fully impaired and written off.  Refer to “NOTE E – Impairment of Goodwill and Long-Lived Assets” for additional information.

Other information related to the Company’s leases, as of and for the nine-month period ended February 29, 2020, is provided below:

(dollars in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$8,448	$28
Financing cash flows	$-	$260
ROU assets obtained in exchange for lease liabilities	$3,924	$11,968
Weighted-average remaining lease term (in years)	5.36	2.87
Weighted-average discount rate	3.46%	3.23%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at February 29, 2020, were as follows:

(in thousands)	Operating Leases	Financing Leases
Year 1	$11,961	$384
Year 2	9,850	373
Year 3	7,595	329
Year 4	4,543	-
Year 5	3,043	-
Thereafter	5,856	-
Total	42,848	1,086
Less: imputed interest	(4,250)	(48)
Present value of lease liabilities	$38,598	$1,038

As previously disclosed in our 2019 Form 10-K, under the prior accounting guidance, future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2019, were as follows:

(in thousands)
Year 1	$10,774
Year 2	8,398
Year 3	5,428
Year 4	4,054
Year 5	2,098
Thereafter	2,637
Total	$33,389

NOTE E – Impairment of Goodwill and Long-Lived Assets

Fiscal 2020:

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio, into its existing manufacturing facility in Bremen, Ohio.  The closure is expected to be complete by the end of fiscal 2020.  As a result, the Company tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14,274,000 and $6,577,000, respectively, for impairment. The book value of the fixed assets was determined to be in excess of fair value, resulting in an impairment charge of $4,679,000 during the third quarter of fiscal 2020.  Additionally, the customer list intangible assets were deemed to be fully impaired and written off. Fair value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.  The land and building of the Wooster facility met the criteria for classification as assets held for sale and, accordingly, have been presented separately as assets held for sale in our consolidated balance sheet.

As a result of the impairment charges noted above, the Company also performed an interim goodwill impairment test of its oil & gas equipment reporting unit.  The results of the analysis indicated that the fair value of the reporting unit no longer supported the book value of the corresponding goodwill, resulting in an impairment charge of $22,097,000 during the third quarter of fiscal 2020.  The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable, Level 3 inputs.

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility.  The land and building related to the facility were determined to not be impaired and the book value of $6,312,000 has been presented separately as assets held for sale in the consolidated balance sheet.  The production equipment was determined to be below fair market value therefore, the net assets were written down to their estimated fair value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,274,000.  These assets have also been presented separately as assets held for sale in the consolidated balance sheet at February 29, 2020.

During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As of August 31, 2019, the disposal group met the criteria for classification as assets held for sale and the net assets were recorded at the lower of net book value or fair value, less costs to sell, and presented separately as assets held for sale in our consolidated balance sheet.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), which resulted in the recording of a $35,194,000 impairment charge during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  On November 1, 2019, the assets of the disposal group were contributed to the Cabs joint venture.  For additional information, refer to “NOTE C – Investments in Unconsolidated Affiliates”.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the sale will have an adverse impact on the manner and extent in which the remaining assets are used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter ended August 31, 2019.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income), net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2019	Expense	Payments	Adjustments	February 29, 2020
Early retirement and severance	$774	$1,309	$(860)	$(89)	$1,134
Facility exit and other costs	2	141	(224)	81	-
	$776	1,450	$(1,084)	$(8)	$1,134
Net loss on sale of assets		331
Restructuring and other expense, net		$1,781

During the nine months ended February 29, 2020, the following actions were taken related to the Company’s restructuring activities:

•

In July 2019, the Company completed the sale of its cryogenics business in Turkey, the net assets of which had been previously classified as assets held for sale.  In connection with the sale, the Company realized net cash proceeds of $8,295,000 and recognized a net loss of $481,000.

•

In November 2019, the Company contributed substantially all of the net assets of the Engineered Cabs business to the newly-formed Cabs joint venture.  In connection with the transaction, the Company recognized a net gain of $50,000.  Subsequent to closing the transaction, the Company sold some assets of the retained fabricated products business in Stow, Ohio for a net gain of $100,000.

•

In February 2020, the Company announced the closure of the Hermosillo, Mexico facility and an office in Sonata, Mexico, both operated by the Company’s consolidated joint venture, TWB.  In connection with the closures, and a reduction in personnel at Puebla, Mexico, the Company recognized severance expense of $232,000.  The closures are expected to be complete by the end of fiscal 2020 with total expected severance expense and facility exit costs estimated to be $672,000 and $70,000, respectively.

•

In February 2020, the Company’s WSP joint venture committed to plans to close and sell the assets of its Canton, Michigan facility.  In connection with the sale, the Company recognized severance expense of $310,000.  The closure is expected to be complete by the end of fiscal 2020 with total expected severance expenses estimated to be $2,109,000.

•

In the third quarter of fiscal 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio into its existing facility in Bremen, Ohio.  In connection with the consolidation, the Company recognized $580,000 in severance expense.  The closure of the Wooster facility is expected to be complete by the end of fiscal 2020 with total expected severance expense and facility exit costs estimated to be $2,273,000 and $500,000, respectively.

•	In connection with other non-significant restructuring activities, the Company recognized severance expense of $187,000 and facility exit costs of $141,000.

The total liability associated with our restructuring activities as of February 29, 2020 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  During the third quarter of fiscal 2020, a favorable adjustment was recorded related to lower than expected freight.

A progression of the liabilities recorded in connection with this matter during fiscal 2020 is summarized in the following table:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Tank replacement costs	$8,500	$-	$(1,211)	(2,265)	$5,024

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.  The actual costs incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of February 29, 2020, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $6,667,000 at February 29, 2020.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

We also had in place $15,300,000 of outstanding stand-by letters of credit issued to third-party service providers at February 29, 2020.  No amounts were drawn against these stand-by letters of credit at February 29, 2020.

NOTE I – Debt and Receivables Securitization

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The 2031 Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The 2034 Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Debt issuance costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheet within long-term debt as a contra-liability.  They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the respective Senior Notes.  The unamortized portion of the debt issuance costs was $128,000 at February 29, 2020.

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

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at February 29, 2020.  As discussed in “NOTE H – Guarantees,” we provided $15,300,000 in stand-by letters of credit for third-party beneficiaries as of February 29, 2020.  While not drawn against at February 29, 2020, $450,000 of these letters of credit were issued against availability under the Credit Facility, leaving $499,550,000 available at February 29, 2020.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). On January 13, 2020, the Company extended the maturity of the AR Facility by one year to January 2021 and reduced the borrowing capacity from $50,000,000 to $10,000,000.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $10,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of February 29, 2020, no undivided ownership interests in this pool of accounts receivable had been sold.

NOTE J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 29, 2020			February 28, 2019
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(576)	$-	$(576)	$1,476	$-	$1,476
Pension liability adjustment	176	(38)	138	48	(11)	37
Cash flow hedges	2,799	(640)	2,159	(844)	248	(596)
Other comprehensive income	$2,399	$(678)	$1,721	$680	$237	$917

	Nine Months Ended
	February 29, 2020			February 28, 2019
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$10,868	$-	$10,868	$(8,857)	$-	$(8,857)
Pension liability adjustment	1,597	(351)	1,246	48	(108)	(60)
Cash flow hedges	3,490	(757)	2,733	(9,437)	2,209	(7,228)
Other comprehensive income (loss)	$15,955	$(1,108)	$14,847	$(18,246)	$2,101	$(16,145)

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,321	(2,455)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,469	$907,442
Net earnings	-	-	52,086	52,086	4,836	56,922
Other comprehensive income	-	9,970	-	9,970	-	9,970
Common shares issued, net of withholding tax	(3,811)	-	-	(3,811)	-	(3,811)
Common shares in NQ plans	239	-	-	239	-	239
Stock-based compensation	2,880	-	-	2,880	-	2,880
Cash dividends declared	-	-	(13,446)	(13,446)	-	(13,446)
Dividends to noncontrolling interest	-	-	-	-	(1,453)	(1,453)
Balance at November 30, 2019	$280,077	$(30,338)	$586,152	$835,891	$122,852	$958,743
Net earnings	-	-	15,311	15,311	3,577	18,888
Other comprehensive income	-	1,721	-	1,721	-	1,721
Consolidation of Samuel	-	-	-	-	24,269	24,269
Common shares issued, net of withholding tax	429	-	-	429	-	429
Common shares in NQ plans	108	-	-	108	-	108
Stock-based compensation	2,834	-	-	2,834	-	2,834
Purchases and retirement of common shares	(2,812)	-	(18,561)	(21,373)	-	(21,373)
Cash dividends declared	-	-	(13,426)	(13,426)	-	(13,426)
Balance at February 29, 2020	$280,636	$(28,617)	$569,476	$821,495	$150,698	$972,193

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	54,942	54,942	2,016	56,958
Other comprehensive loss	-	(5,745)	-	(5,745)	(17)	(5,762)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in NQ plans	152	-	-	152	-	152
Stock-based compensation	4,838	-	-	4,838	-	4,838
ASC 606 transition adjustment	-	-	1,174	1,174	570	1,744
Purchases and retirement of common shares	(4,003)	-	(32,849)	(36,852)	-	(36,852)
Cash dividends declared	-	-	(13,668)	(13,668)	-	(13,668)
Dividends to noncontrolling interest	-	-	-	-	(2,320)	(2,320)
Balance at August 31, 2018	$292,488	$(20,325)	$647,356	$919,519	$117,855	$1,037,374
Net earnings	-	-	34,002	34,002	3,790	37,792
Other comprehensive loss	-	(11,245)	-	(11,245)	(55)	(11,300)
Common shares issued, net of withholding tax	(658)	-	-	(658)	-	(658)
Common shares in NQ plans	306	-	-	306	-	306
Stock-based compensation	3,730	-	-	3,730	-	3,730
Purchases and retirement of common shares	(7,540)	-	(56,041)	(63,581)	-	(63,581)
Cash dividends declared	-	-	(13,401)	(13,401)	-	(13,401)
Dividends to noncontrolling interest	-	-	-	-	(4,007)	(4,007)
Balance at November 30, 2018	$288,326	$(31,570)	$611,916	$868,672	$117,583	$986,255
Net earnings	-	-	26,773	26,773	2,775	29,548
Other comprehensive income	-	889	-	889	28	917
Common shares issued, net of withholding tax	104	-	-	104	-	104
Common shares in NQ plans	80	-	-	80	-	80
Stock-based compensation	1,947	-	-	1,947	-	1,947
Purchases and retirement of common shares	(4,061)	-	(24,526)	(28,587)	-	(28,587)
Cash dividends declared	-	-	(13,256)	(13,256)	-	(13,256)
Balance at February 28. 2019	$286,396	$(30,681)	$600,907	$856,622	$120,386	$977,008

The following tables summarize the changes in accumulated other comprehensive loss for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,640)	$(17,855)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	2,372	271	(6,369)	(3,726)
Reclassification adjustments to income (a)	8,496	1,326	9,859	19,681
Income tax effect	-	(351)	(757)	(1,108)
Balance as of February 29, 2020	$(8,772)	$(16,609)	$(3,236)	$(28,617)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive income (loss) before reclassifications	(8,813)	48	(4,495)	(13,260)
Reclassification adjustments to income (a)	-	-	(4,942)	(4,942)
Income tax effect	-	(108)	2,209	2,101
Balance as of February 28, 2019	$(13,800)	$(16,131)	$(750)	$(30,681)
(a)	The statement of earnings classifications of amounts reclassified to income include:
(1)	Foreign currency translation – result of $7,454,000 related to the sale of our cryogenics business in Turkey; and $1,042,000 related to the impairment of our Nisshin joint venture.
(2)	Pension liability adjustment – result of the settlement of certain participant balances within the pension plan maintained by WAVE.
(3)	Cash flow hedges – disclosed in “NOTE Q – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 29, 2020, we granted non-qualified stock options covering a total of 100,700 common shares under our stock-based compensation plans.  The weighted average option price of $38.91 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.21 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,029,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.42%
Expected volatility	33.10%
Risk-free interest rate	1.86%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 29, 2020, we granted an aggregate of 244,850 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the respective dates of grant, or $37.60 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $9,205,000 and will be recognized on a straight-line basis over the service-based vesting period, generally three-years, net of any forfeitures.

Market-Based Restricted Common Shares

On September 25, 2019, we granted 50,000 restricted common shares to a key employee under one of our stock-based compensation plans.  Vesting of this restricted common share award is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $14.31 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.69%
Expected volatility	34.90%
Risk-free interest rate	1.60%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $716,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2020, 2021 and 2022.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the nine months ended February 29, 2020, we granted performance share awards covering an aggregate of 55,500 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,160,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense for the nine months ended February 29, 2020 and February 28, 2019 reflected estimated annual effective income tax rates of 24.6% and 23.3%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2020 could be materially different from the forecasted rate as of February 29, 2020.

NOTE N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$15,311	$26,773	$62,621	$115,717
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	54,930	56,478	55,078	57,650
Effect of dilutive securities	968	1,496	1,086	1,739
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	55,898	57,974	56,164	59,389

Basic earnings per share attributable to controlling interest	$0.28	$0.47	$1.14	$2.01
Diluted earnings per share attributable to controlling interest	$0.27	$0.46	$1.11	$1.95

Stock options covering 405,433 and 309,133 common shares for the three months ended February 29, 2020 and February 28, 2019, respectively, and 396,170 and 316,079 common shares for the nine months ended February 29, 2020 and February 28, 2019, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

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

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales
Steel Processing	$491,136	$555,871	$1,531,448	$1,851,401
Pressure Cylinders	270,995	290,690	865,527	885,490
Other	1,865	27,820	50,517	83,823
Total net sales	$763,996	$874,381	$2,447,492	$2,820,714

Operating income (loss)
Steel Processing	$19,021	$10,166	$42,361	$74,842
Pressure Cylinders	(19,865)	18,953	25,405	48,444
Other	(542)	(3,142)	(51,622)	(10,534)
Total operating income (loss)	$(1,386)	$25,977	$16,144	$112,752

Impairment of goodwill and long-lived assets
Steel Processing	$1,274	$-	$1,274	$-
Pressure Cylinders	33,353	-	33,353	2,381
Other	-	-	40,601	-
Total impairment of goodwill and long-lived assets	$34,627	$-	$75,228	$2,381

Restructuring and other expense (income), net
Steel Processing	$728	$-	$702	$(9)
Pressure Cylinders	747	(11,176)	747	(11,701)
Other	(99)	-	332	-
Total restructuring and other expense (income), net	$1,376	$(11,176)	$1,781	$(11,710)

	February 29,	May 31,
(in thousands)	2020	2019
Total assets
Steel Processing	$921,969	$924,966
Pressure Cylinders	1,078,167	1,123,115
Other	428,947	462,715
Total assets	$2,429,083	$2,510,796

NOTE P – Acquisitions

Worthington Samuel Coil Processing LLC

On December 31, 2019, the Company contributed the recently acquired operating net assets of Heidtman’s Cleveland facility to the Samuel joint venture, in exchange for an incremental 31.75% interest in the joint venture, increasing its ownership to a 63% controlling interest. The Heidtman assets were contributed at their net book value of $30,061,000, of which $11,123,000 has been attributed to the noncontrolling interest.  The transaction was accounted for as a step acquisition, which required the re-measurement of our previously held 31.25% ownership interest in the joint venture to fair value resulting a non-cash, net pre-tax gain of $6,055,000 within miscellaneous income, net in our consolidated statement of earnings for the three and nine months ended February 29, 2020.  The acquired net assets became part of our Steel Processing operating segment upon closing.  In connection with the acquisition, the name of the joint venture was changed to Worthington Samuel Coil Processing LLC.

The assets acquired and liabilities assumed were recognized at their acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition of Samuel, we identified and valued the following identifiable intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$9,000	15
Trade name	1,100	Indefinite
Total acquired identifiable intangible assets	$10,100

The acquisition price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The acquisition price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in an acquisition price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for our 63% controlling interest in Samuel and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Assets contributed (37% of Heidtman net assets)	$11,122
Capital contribution	315
Fair value of previously held equity interest in Samuel	10,948
Total consideration	$22,385

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$694
Accounts receivable	1,778
Inventories	108
Prepaid expenses	1,535
Intangible assets	10,100
Property, plant and equipment	19,459
Total identifiable assets	33,674
Accounts payable	(766)
Accrued liabilities	(1,148)
Net identifiable assets	31,760
Goodwill	3,772
Net assets	35,532
Noncontrolling interest	(13,147)
Total consideration	$22,385

The fair value of each of our previously held equity interest and the noncontrolling interest were derived using a market approach.  The minority discount to reflect management’s estimate of a control premium was immaterial.

Operating results of the Samuel joint venture have been included in our consolidated statements of earnings from the acquisition date forward.  For periods prior to the acquisition date, our portion of equity in net income of Samuel was included within equity in net income of unconsolidated affiliates in our consolidated statements of earnings.  Proforma results, including the acquired business since the beginning of fiscal 2019, would not be materially different than the reported results.

Heidtman Cleveland

On October 7, 2019, we acquired the operating net assets related to Heidtman’s Cleveland facility, excluding working capital, for cash consideration of $29,593,000.  The acquired net assets were managed and reported as a component of our Steel Processing operating segment until their contribution to the Samuel joint venture on December 31, 2019.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition, a customer list intangible asset was identified and valued and will be amortized over the estimated useful life of 10 years.

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

The following table summarizes the consideration paid and the final fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

	Preliminary	Measurement	Final
	Valuation	Period	Valuation
(in thousands)	November 30, 2019	Adjustments	February 29, 2020
Customer list	$2,900	$(100)	$2,800
Property, plant and equipment	7,515	(1,411)	6,104
Finance lease assets	8,000	3,940	11,940
Other assets	725	-	725
Net identifiable assets	19,140	2,429	21,569
Goodwill	10,453	(2,429)	8,024
Purchase price	$29,593	$-	$29,593

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 29, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$3,230
	Other assets	-	Other liabilities	597
Totals		$-		$3,827

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$881	Accounts payable	$3,596
	Other assets	-	Other liabilities	243
		881		3,839
Foreign currency exchange contracts	Receivables	-	Accounts payable	7
Totals		$881		$3,846
Total derivative instruments		$881		$7,673

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis at February 29, 2020. Had these amounts been recognized on a gross basis, the impact would have been a $704,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at February 29, 2020:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$44,506	March 2020 - December 2021

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative instruments designated as cash flow hedges for the periods presented:

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss) Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into Net Earnings	from AOCI into Net Earnings
For the three months ended February 29, 2020:
Commodity contracts	$(394)	Cost of goods sold	$(3,464)
Interest rate contracts	-	Interest expense	271
Foreign currency exchange contracts	-	Miscellaneous income, net	-
Totals	$(394)		$(3,193)

For the three months ended February 28, 2019:
Commodity contracts	$35	Cost of goods sold	$931
Interest rate contracts	-	Interest expense	(41)
Foreign currency exchange contracts	-	Miscellaneous income, net	(11)
Totals	$35		$879

For the nine months ended February 29, 2020:
Commodity contracts	$(6,043)	Cost of goods sold	$(9,984)
Interest rate contracts	(326)	Interest expense	144
Foreign currency exchange contracts	-	Miscellaneous income, net	(19)
Totals	$(6,369)		$(9,859)

For the nine months ended February 28, 2019:
Commodity contracts	$(4,495)	Cost of goods sold	$5,039
Interest rate contracts	-	Interest expense	(122)
Foreign currency exchange contracts	-	Miscellaneous income, net	25
Totals	$(4,495)		$4,942

The estimated net amount of the losses recognized in AOCI at February 29, 2020 expected to be reclassified into net earnings within the succeeding twelve months is $3,648,000 (net of tax of $1,194,000).  This amount was computed using the fair value of the cash flow hedges at February 29, 2020, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2020 and May 31, 2021.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 29, 2020:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$35,581	March 2020 - September 2021
Foreign currency exchange contracts	5,642	March 2020

The following tables summarize the gain (loss) recognized in net earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Net Earnings for the
	Location of Gain (Loss)	Three Months Ended
(in thousands)	Recognized in Net Earnings	February 29, 2020	February 28, 2019
Commodity contracts	Cost of goods sold	$(2,223)	$73
Foreign currency exchange contracts	Miscellaneous income, net	66	(455)
Total		$(2,157)	$(382)

		Loss Recognized
		in Net Earnings for the
	Location of Loss	Nine Months Ended
(in thousands)	Recognized in Net Earnings	February 29, 2020	February 28, 2019
Commodity contracts	Cost of goods sold	$(6,139)	$(2,861)
Foreign currency exchange contracts	Miscellaneous income, net	(23)	(3,144)
Total		$(6,162)	$(6,005)

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

Recurring Fair Value Measurements

At February 29, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$881	$-	$881
Total assets	$-	$881	$-	$881

Liabilities
Derivative instruments (1)	$-	$7,673	$-	$7,673
Total liabilities	$-	$7,673	$-	$7,673

At May 31, 2019, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$2,414	$-	$2,414
Total assets	$-	$2,414	$-	$2,414

Liabilities
Derivative instruments (1)	$-	$12,238	$-	$12,238
Total liabilities	$-	$12,238	$-	$12,238

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

Non-Recurring Fair Value Measurements

At February 29, 2020, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$-	$13,623	$13,623
Long-lived assets held for sale (2)	-	4,084	-	4,084
Long-lived assets held and used (3)	-	6,211	-	6,211
Total assets	$-	$10,295	$13,623	$23,918

1)

On November 1, 2019, in connection with the contribution of substantially all of the net assets of the Engineered Cabs business to the newly-formed Cabs joint venture, we obtained a 20% minority ownership interest.  In accordance with the applicable accounting guidance, our minority ownership interest in the Cabs joint venture was recorded at its acquisition date fair value of $13,623,000.

During the first quarter of fiscal 2020, we determined our 10% minority ownership interest in our Nisshin joint venture was fully impaired based on the estimated recoverability of the related assets.

2)

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to plans to sell its Canton, Michigan facility and some of the production equipment at that facility.  In accordance with the applicable accounting guidance, certain production equipment was recorded at the lower of net book value or fair value less costs to sell.  The book value of the WSP production equipment exceeded the estimated fair value of $700,000, resulting in an impairment charge of $1,274,000.

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas operations in Wooster, Ohio, fixed assets consisting of land and a building written down to their estimated fair market value of $3,384,000

During the first quarter of fiscal 2020, the Company identified an impairment indicator for the fabricated products business in Stow, Ohio within the former Engineered Cabs operating segment.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off.

3)

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas operations in Wooster, Ohio, customer list intangible assets were determined to be fully impaired and written off.  In addition, the remaining fixed assets at Wooster, Ohio were written down to their estimated fair value of $6,211,000.

During the third quarter of fiscal 2020, the Company identified an impairment indicator for our oil & gas equipment business and performed an interim impairment test of the reporting unit.  In accordance with the applicable accounting guidance, the book value of the corresponding goodwill was written off, resulting in an impairment charge of $22,097,000.

At May 31, 2019, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$3,700	$-	$3,700
Long-lived assets held for sale (2)	-	7,000	-	7,000
Long-lived assets held and used (3)	-	1,238	-	1,238
Total assets	$-	$11,938	$-	$11,938

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

2)

During the first quarter of fiscal 2019, changes in facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair value less cost to sell to $7,000,000, generating an impairment charge of $2,381,000

3)

During the fourth quarter of fiscal 2019, in connection with the closure of the CNG fuel systems facility in Salt Lake City, Utah, long-lived assets consisting primarily of technology-related intangible assets and fixed assets were written down to their estimated fair value of $238,000, resulting in an impairment charge of $2,167,000.  During the fourth quarter of fiscal 2019, certain long-lived assets at our consolidated joint venture, WSP, were written down to their estimated fair value of $1,000,000, resulting in an impairment charge of $3,269,000

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $769,047,000 and $767,075,000 at February 29, 2020 and May 31, 2019, respectively. The carrying amount of long-term debt, including current maturities, was $698,848,000 and $749,299,000 at February 29, 2020 and May 31, 2019, respectively.

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

As of February 29, 2020, excluding our joint ventures, we operated 27 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

As of February 29, 2020, we held equity positions in nine joint ventures, which operated 49 manufacturing facilities worldwide, including 30 facilities which were operated by joint ventures in which we held a 50% or greater ownership interest.  Four of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five of these joint ventures are accounted for using the equity method.

Overview

Operating loss for the current quarter was $1.3 million, compared to operating income of $26.0 million for the comparable prior year quarter, a decrease of $27.3 million.  The current quarter was negatively impacted by $36.0 million of impairment and restructuring charges primarily associated with the oil & gas equipment business within Pressure Cylinders, compared to a net restructuring gain of $11.2 million in the prior year quarter.  Excluding the impact of impairment and restructuring activity, operating income was up $19.9 million due to an improvement in gross margin which was driven by higher direct spreads and higher toll volume in Steel Processing combined with higher contributions from Pressure Cylinders, which was partially offset by higher SG&A expense.

Equity in net income of unconsolidated affiliates (“equity income”) for the current year third quarter increased $4.7 million over the comparable prior year quarter, primarily on higher contributions from ClarkDietrich, ArtiFlex and WAVE.  We received cash distributions from unconsolidated joint ventures of $21.0 million during the third quarter of fiscal 2020.

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing  some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers.  Accordingly, businesses have adjusted, reduced or suspended operating activities.  This has negatively impacted several of the markets we serve, including the North American automotive market, which shut down production in mid-March 2020.  While a number of our plants are operating as essential businesses, some of our plants have suspended or cut back on operating levels and shifts, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

As a result of curtailed operations, we have taken action in some locations to reduce the work force mostly through furloughs, although reductions in some positions are expected to be permanent.  We will continue to review if and when additional such actions may be appropriate throughout the Company.  The hope is to begin calling back furloughed workers when and if the country and businesses begin to return to some semblance of normal and demand increases to more normal levels.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time.

Recent Business Developments

•

On July 26, 2019, the Company completed the sale of Worthington Aritas Basınçlı Kaplar Sanayi (“Worthington Aritas”), its Turkish manufacturer of cryogenic pressure vessels.  The Company received cash proceeds, net of transaction costs, of $8.3 million resulting in a pre-tax restructuring loss of $481,000.

•

On August 23, 2019, two of the Company’s European subsidiaries issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150.0 million of aggregate principal amount of 6.50% senior notes.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE I – Debt and Receivables Securitization” for more information on these transactions.

•

On September 30, 2019, Worthington Armstrong Venture (“WAVE”) completed the sale of its international operations to Knauf Ceilings and Holding GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Inc. (“AWI”), the other partner in the WAVE joint venture.  Our portion of the net gain, subject to post-closing adjustments, was $23.1 million and has been recognized in equity income.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On October 7, 2019, we acquired the operating net assets, excluding working capital, related to Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”), for cash consideration of $29.6 million, which expanded the Company’s pickling and slitting capabilities.  The acquired business was managed as part of our Steel Processing operating segment until its contribution to the Worthington Samuel Coil Processing LLC (the “Samuel joint venture”) on December 31, 2019. Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information on this transaction.

•

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets no longer qualify as a separate operating or reportable segment. For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE O – Segment Operations”.

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

•

On December 31, 2019, the Company contributed the recently acquired operating net assets related to Heidtman’s Cleveland facility to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing our total ownership interest to 63%.  As a result, the Samuel joint venture’s results have been consolidated within Steel Processing since that date, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.  This transaction was accounted for as a step acquisition, which required we re-measure our previously held 31.25% ownership interest to fair value resulting in a re-measurement gain of $6.1 million, which is included in miscellaneous income, net in our consolidated statement of earnings for the three and nine months ended February 29, 2020.  Refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE P – Acquisitions” for more information on this transaction.

•

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Oho, into its existing facility in Bremen, Ohio, resulting in pre-tax impairment and restructuring charges of $33.9 million.  For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Restructuring and Other Expense (Income), Net”.

•

On March 18, 2020, the Company’s Worthington Specialty Processing (“WSP”) joint venture announced a plan to consolidate its manufacturing operations in Canton, Michigan into its existing facilities in Jackson and Taylor, Michigan, resulting in pre-tax impairment and restructuring charges of $1.6 million.  For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Lon-Lived Assets” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE F – Restructuring and Other Expense (Income), Net”.

•

On March 25, 2020, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.24 per share payable on June 29, 2020 to shareholders of record on June 15, 2020.

•	During the first nine months of fiscal 2020, the Company repurchased a total of 1,300,000 common shares for $50.9 million at an average price of $39.19 per share.

Market & Industry Overview

Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this “Market & Industry Overview” section could be substantially different in the fourth quarter of fiscal 2020.

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the third quarter of each of fiscal 2020 and fiscal 2019 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 56% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

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

Substantially all of the net sales of our Pressure Cylinders operating segment and approximately 27% of the net sales of our Steel Processing operating segment are to other markets such as consumer products, industrial products, lawn and garden, agriculture, oil & gas equipment, heavy truck, mining, forestry and appliance.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing these businesses.

We use the following information to monitor costs and assess demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 29, 2020	February 28, 2019	Inc / (Dec)	February 29, 2020	February 28, 2019	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	2.2%	3.2%	-1.0%	2.3%	2.9%	-0.6%
Hot-Rolled Steel ($ per ton) [2]	$571	$725	$(154)	$554	$820	$(266)
Detroit Three Auto Build (000's vehicles) [3]	1,921	1,931	(10)	5,849	6,218	(369)
No. America Auto Build (000's vehicles) [3]	3,870	3,891	(21)	12,043	12,436	(393)
Zinc ($ per pound) [4]	$1.05	$1.16	$(0.11)	$1.09	$1.20	$(0.11)
Natural Gas ($ per mcf) [5]	$2.07	$3.27	$(1.20)	$2.28	$3.17	$(0.89)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.01	$3.03	$(0.02)	$3.03	$3.19	$(0.16)
Crude Oil - WTI ($ per barrel) [6]	$56.01	$51.96	$4.05	$55.70	$62.32	$(6.62)

[1]

2019 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2020 (first, second and third quarters), fiscal 2019 and fiscal 2018:

	Fiscal Year
(dollars per ton [1] )	2020	2019	2018
1st Quarter	$564	$900	$604
2nd Quarter	$526	$836	$608
3rd Quarter	$571	$725	$674
4th Quarter	N/A	$672	$860
Annual Avg.	$554	$783	$687

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 10.2% and 14.1% of consolidated net sales during the third quarter of fiscal 2020 and fiscal 2019, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the third quarter of fiscal 2020, vehicle production for the Detroit Three automakers and North American vehicle production were essentially flat relative to the comparable period in the prior year.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our manufacturing operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$764.0	100.0%	$874.4	100.0%	$(110.4)
Cost of goods sold	648.4	84.9%	784.4	89.7%	(136.0)
Gross margin	115.6	15.1%	90.0	10.3%	25.6
Selling, general and administrative expense	80.9	10.6%	75.2	8.6%	5.7
Impairment of goodwill and long-lived assets	34.6	4.5%	-	0.0%	34.6
Restructuring and other expense (income), net	1.4	0.2%	(11.2)	-1.3%	(12.6)
Operating income (loss)	(1.3)	-0.2%	26.0	3.0%	(27.3)
Miscellaneous income, net	6.9	0.9%	0.5	0.1%	6.4
Interest expense	(7.4)	-1.0%	(9.3)	-1.1%	(1.9)
Equity in net income of unconsolidated affiliates (1)	25.5	3.3%	20.8	2.4%	4.7
Income tax expense	(4.8)	-0.6%	(8.4)	-1.0%	(3.6)
Net earnings	18.9	2.5%	29.6	3.4%	(10.7)
Net earnings attributable to noncontrolling interests	3.5	0.5%	2.8	0.3%	0.7
Net earnings attributable to controlling interest	$15.4	2.0%	$26.8	3.1%	$(11.4)

(1) Equity in net income by unconsolidated affiliate
WAVE	$20.1		$18.8		$1.3
ClarkDietrich	4.9		1.8		3.1
Serviacero Worthington	0.8		0.5		0.3
ArtiFlex	1.7		(0.1)		1.8
Other	(2.0)		(0.2)		(1.8)
Total	$25.5		$20.8		$4.7

Net earnings attributable to controlling interest for the three months ended February 29, 2020 decreased $11.4 million from the comparable period in the prior year.  Net sales and operating highlights for the third quarter of fiscal 2020 were as follows:

•

Net sales decreased $110.4 million from the comparable quarter in the prior year.  The decrease was driven primarily by lower average selling prices in Steel Processing, the impact of divestiture of the Engineered Cabs business in the current year, and lower volumes in the industrial and consumer products businesses within Pressure Cylinders, partially offset by higher volumes in Steel Processing.

•

Gross margin increased $25.6 million over the comparable quarter in the prior year.  The increase was driven primarily by higher direct spreads and higher toll volume in Steel Processing combined with a higher contribution from Pressure Cylinders in the current quarter, compared to the prior year quarter that had included the $13.0 million unfavorable impact of the tank replacement program.

•

SG&A expense increased $5.7 million over the comparable quarter in the prior year.  The increase was driven primarily by higher wages and profit sharing and bonus accruals.  Overall, SG&A expense was 10.6% of consolidated net sales compared to 8.6% in the comparable quarter of the prior year.

•

Impairment and restructuring activity combined to reduce operating income by $22.0 million driven primarily by $33.4 million related to the current quarter write-down of certain oil & gas equipment assets within Pressure Cylinders, compared to an $11.2 million net restructuring gain in the comparable prior year period primarily related to the sale of the Company’s solder business and certain brazing assets.  For additional information regarding the current period impairment charges, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

•

Interest expense decreased $1.9 million from the comparable quarter in the prior year.  The decrease was due primarily to lower average debt levels and lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income increased $4.7 million over the comparable quarter in the prior year, due primarily to a $3.1 million increase in equity income from ClarkDietrich, driven by improved margins, combined with higher contributions from ArtiFlex and WAVE.  Equity income in the current quarter was negatively impacted by a $2.1 million loss related to our retained interest in the Cabs joint venture, which consisted primarily of transaction-related expenses incurred at the new company formed in the second quarter of fiscal 2020.  We received cash distributions of $21.0 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense was $4.8 million in the current quarter compared to $8.4 million in the prior year quarter.  The decrease was due primarily to the oil & gas impairment charge recognized in the current quarter, partially offset by higher core earnings.  Tax expense in the current quarter reflects an estimated annual effective income tax rate of 24.6% versus 23.3% in the prior year quarter.   For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$491.1	100.0%	$555.9	100.0%	$(64.8)
Cost of goods sold	434.1	88.4%	516.1	92.8%	(82.0)
Gross margin	57.0	11.6%	39.8	7.2%	17.2
Selling, general and administrative expense	36.0	7.3%	29.6	5.3%	6.4
Impairment of long-lived assets	1.3	0.3%	-	0.0%	1.3
Restructuring and other expense	0.7	0.1%	-	0.0%	0.7
Operating income	$19.0	3.9%	$10.2	1.8%	$8.8

Material cost	$342.6		$430.8		$(88.2)
Tons shipped (in thousands)	1,140		840		300

Net sales and operating highlights for the third quarter of fiscal 2020 were as follows:

•

Net sales decreased $64.8 million from the comparable quarter in the prior year, driven by lower average selling prices due to the overall decline in steel prices, which decreased net sales by $90.6 million from the prior year quarter, partially offset by higher volumes, which increased net sales by $25.8 million.  The mix of direct versus toll tons processed was 43% to 57% compared to 57% to 43% in the prior year quarter.  The change in mix in the current period quarter was driven primarily by the consolidation of the Samuel joint venture.

•

Operating income increased $8.8 million over the comparable quarter in the prior year on higher direct spreads and the impact of higher toll volume.  Direct spreads in the current quarter reflected lower estimated inventory holding losses of $6.0 million compared to $10.8 million in the comparable quarter in the prior year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$271.0	100.0%	$290.7	100.0%	$(19.7)
Cost of goods sold	211.4	78.0%	240.4	82.7%	(29.0)
Gross margin	59.6	22.0%	50.3	17.3%	9.3
Selling, general and administrative expense	45.4	16.8%	42.5	14.6%	2.9
Impairment of goodwill and long-lived assets	33.4	12.3%	-	0.0%	33.4
Restructuring and other (income) expense, net	0.7	0.3%	(11.2)	-3.9%	(11.9)
Operating income (loss)	$(19.9)	-7.3%	$19.0	6.5%	$(38.9)

Material cost	$119.3		$135.2		$(15.9)

Units shipped by principal class of products:
Consumer products	14,096,440		17,718,604		(3,622,164)
Industrial products	3,284,605		3,576,129		(291,524)
Oil & gas equipment	274		319		(45)
Total Pressure Cylinders	17,381,319		21,295,052		(3,913,733)

Net sales by principal class of products:
Consumer products	$113.3		$118.0		$(4.7)
Industrial products	129.0		148.0		(19.0)
Oil & gas equipment	28.7		24.7		4.0
Total Pressure Cylinders	$271.0		$290.7		$(19.7)

Net sales and operating highlights for the third quarter of fiscal 2020 were as follows:

•	Net sales decreased $19.7 million from the comparable quarter in the prior year, due to lower volumes in the industrial and consumer products businesses.
•

Operating loss for the current quarter was $19.9 million, compared to operating income of $19.0 million in the comparable prior year quarter, a decrease of $38.9 million.  The decrease was primarily the result of higher impairment and restructuring charges, up $45.3 million over the restructuring gain recognized in the prior year quarter, partially offset by the $2.3 million favorable impact of the change in the reserve for the tank replacement program initiated in the prior year quarter.  Excluding the impact of these items, operating income was down $8.8 million on lower contributions from both the industrial products and consumer products business, partially offset by improvements in the oil & gas equipment business.  For additional information on impairment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

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

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1.8	100.0%	$27.8	100.0%	$(26.0)
Cost of goods sold	2.9	161.1%	27.8	100.0%	(24.9)
Gross loss	(1.1)	-61.1%	-	0.0%	(1.1)
Selling, general and administrative expense	(0.5)	-27.8%	3.1	11.2%	(3.6)
Restructuring and other income	(0.1)	-5.6%	-	0.0%	0.1
Operating loss	$(0.5)	-27.8%	$(3.1)	-11.2%	$2.6

Operating highlights for the third quarter of fiscal 2020 were as follows:

•

Net sales decreased $26.0 million from the comparable period in the prior year due to the deconsolidation of substantially all the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation”.

•	Operating loss of $0.5 million was $2.6 million lower than the comparable period in the prior year, primarily due to lower SG&A expense, partially offset by higher losses at Engineered Cabs.

Nine Months Year-to-Date – Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$2,447.5	100.0%	$2,820.7	100.0%	$(373.2)
Cost of goods sold	2,094.0	85.6%	2,466.7	87.4%	(372.7)
Gross margin	353.5	14.4%	354.0	12.6%	(0.5)
Selling, general and administrative expense	260.3	10.6%	250.5	8.9%	9.8
Impairment of goodwill and long-lived assets	75.2	3.1%	2.4	0.1%	72.8
Restructuring and other expense (income), net	1.8	0.1%	(11.7)	-0.4%	(13.5)
Operating income	16.2	0.7%	112.8	4.0%	(96.6)
Miscellaneous income, net	8.3	0.3%	2.1	0.1%	6.2
Interest expense	(24.2)	-1.0%	(28.5)	-1.0%	(4.3)
Loss on extinguishment of debt	(4.0)	-0.2%	-	0.0%	(4.0)
Equity in net income of unconsolidated affiliates (1)	97.6	4.0%	71.9	2.5%	25.7
Income tax expense	(20.5)	-0.8%	(34.0)	-1.2%	(13.5)
Net earnings	73.4	3.0%	124.3	4.4%	(50.9)
Net earnings attributable to noncontrolling interests	10.7	0.4%	8.6	0.3%	2.1
Net earnings attributable to controlling interest	$62.7	2.6%	$115.7	4.1%	$(53.0)

(1) Equity in net income by unconsolidated affiliate
WAVE	$85.8		$59.2		$26.6
ClarkDietrich	13.9		4.8		9.1
Serviacero Worthington	2.4		6.8		(4.4)
ArtiFlex	3.0		1.1		1.9
Other	(7.5)		-		(7.5)
Total	$97.6		$71.9		$25.7

Net earnings attributable to controlling interest for the nine months ended February 29, 2020 decreased $53.0 million from the comparable period in the prior year.  Net sales and operating highlights for the nine months ended February 29, 2020 were as follows:

•

Net sales decreased $373.2 million from the comparable period in the prior year.  The decrease was driven primarily by lower direct volume and lower average selling prices in Steel Processing due to a decline in the overall market price of steel, and lower volume in the industrial products and consumer products businesses in Pressure Cylinders, partially offset by an early termination of a customer take-or-pay contract in Pressure Cylinders which effectively accelerated the recognition of $11.6 million of related sales in future quarters into the first nine months of fiscal 2020.

•

Gross margin decreased $0.5 million from the comparable period in the prior year which included a $13.0 million charge associated with the tank replacement program.  The decrease was primarily due to compressed spreads in Steel Processing, down $25.6 million from the prior year period, driven by estimated inventory holding losses due to declining steel prices, combined with $26.4 million from lower direct volumes and lower volumes in the industrial products and consumer products businesses in Pressure Cylinders.  The overall declines were partially offset by an improvement of $14.1 million in Steel Processing’s toll volume and improvements at Pressure Cylinders where gross margin benefited from the early termination of a customer take-or-pay contract in the industrial products business which resulted in a pre-tax benefit of $10.5 million.

•	SG&A expense increased $9.8 million over the comparable prior year period. The increase was driven primarily by higher wages and healthcare costs.
•

Impairment of goodwill and long-lived assets of $75.2 million in the nine months ended February 29, 2020 primarily consisted of $40.6 million related to the write-down of certain assets in Engineered Cabs and $33.4 million related to the write-down of certain oil & gas equipment assets within Pressure Cylinders.  For additional information refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

•

Interest expense decreased $4.3 million from the comparable period in the prior year.  The decrease was due primarily to lower average debt levels and lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income increased $25.7 million over the comparable period in the prior year, primarily due to a $23.1 million pre-tax gain at WAVE related to the sale of its international operations, a $9.1 million increase in equity income from ClarkDietrich, driven by improved margins, and higher contributions from ArtiFlex, partially offset by lower contributions from Serviacero Worthington.  Equity income in the current year was also negatively impacted by a $4.2 million impairment charge to write down our 10% investment in Nisshin to fair value and by a $3.6 million loss related to our retained interest in the newly-formed Cabs joint venture, which included significant transaction-related expenses incurred at the new company.  We received cash distributions of $78.3 million from our unconsolidated affiliates during the current year period.  For additional information regarding our unconsolidated affiliates, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE C – Investments in Unconsolidated Affiliates”.

•

Income tax expense decreased $13.5 million from the comparable period in the prior year, resulting primarily from lower core earnings and the impairment charges in Engineered Cabs and the oil & gas equipment business in Pressure Cylinders partially offset by the gain recognized from the sale of WAVE’s international operations.  The net impact of these discrete items was a reduction in current year tax expense of $10.7 million.  The current period tax expense was calculated using an estimated annual effective income tax rate of 24.6% versus 23.3% in the prior year comparable period. For additional information regarding the Company’s income taxes refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1,531.4	100.0%	$1,851.4	100.0%	$(320.0)
Cost of goods sold	1,378.1	90.0%	1,672.9	90.4%	(294.8)
Gross margin	153.3	10.0%	178.5	9.6%	(25.2)
Selling, general and administrative expense	109.0	7.1%	103.7	5.6%	5.3
Impairment of long-lived assets	1.3	0.1%	-	0.0%	1.3
Restructuring and other expense	0.7	0.0%	-	0.0%	(0.7)
Operating income	$42.3	2.8%	$74.8	4.0%	$(32.5)

Material cost	$1,109.8		$1,391.8		$(282.0)
Tons shipped (in thousands)	3,036		2,774		262

Net sales and operating highlights for the nine months ended February 29, 2020 were as follows:

•

Net sales decreased $320.0 million from the comparable period in the prior year, driven by lower direct average selling prices and lower direct volume, which decreased net sales by $207.4 million and $124.3 million, respectively, partially offset by an increase in net sales due to higher toll volume of $20.6 million.  The mix of direct versus toll tons processed was 49% to 51% compared to 57% to 43% in the comparable period of fiscal 2019.  The change in mix in the current period was driven primarily by the acquisition of the Heidtman Cleveland assets and the consolidation of the Samuel joint venture.

•

Operating income decreased $32.5 million from the comparable period in the prior year, driven primarily by lower direct spreads, down approximately $20.6 million, due to declining steel prices, combined with lower direct volume.  Inventory holding losses were estimated to be $20.9 million in the current period, compared to estimated inventory holding gains of $4.0 million in the comparable period in the prior year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$865.5	100.0%	$885.5	100.0%	$(20.0)
Cost of goods sold	665.4	76.9%	712.3	80.4%	(46.9)
Gross margin	200.1	23.1%	173.2	19.6%	26.9
Selling, general and administrative expense	140.6	16.2%	134.1	15.1%	6.5
Impairment of goodwill and long-lived assets	33.4	3.9%	2.4	0.3%	31.0
Restructuring and other (income) expense, net	0.7	0.1%	(11.7)	-1.3%	(12.4)
Operating income	$25.4	2.9%	$48.4	5.5%	$(23.0)

Material cost	$373.3		$407.4		$(34.1)

Units shipped by principal class of products:
Consumer products	49,669,887		52,428,516		(2,758,629)
Industrial products	9,501,983		10,807,688		(1,305,705)
Oil & gas equipment	1,493		1,257		236
Total Pressure Cylinders	59,173,363		63,237,461		(4,064,098)

Net sales by principal class of products:
Consumer products	$360.8		$352.0		$8.8
Industrial products	412.0		452.9		(40.9)
Oil & gas equipment	92.7		80.6		12.1
Total Pressure Cylinders	$865.5		$885.5		$(20.0)

Net sales and operating highlights for the nine months ended February 29, 2020 were as follows:

•

Net sales decreased $20.0 million from the comparable period in the prior year.  The decrease was driven primarily by lower volume in the industrial products business and the impact of divestitures, which decreased net sales by $35.4 million, partially offset by the impact of an early termination of a customer take-or-pay contract within the industrial products business, which effectively accelerated $11.6 million of related sales in future quarters into the current period, and higher volume in the oil & gas equipment business.

•

Operating income for the current quarter was $25.4 million, compared to $48.4 million in the comparable prior year period, a decrease of $23.0 million.  The decrease was primarily the result of higher impairment and restructuring charges, up $43.4 million over the $11.2 million net restructuring gain recognized in the comparable period in the prior year, partially offset by the $2.3 million favorable impact in the current quarter of the change in the reserve for the tank replacement program initiated in the prior year.  Excluding the impact of these items, operating income was up $5.1 million, driven primarily by the benefit from the customer take-or-pay contract termination, which accelerated the recognition of future pre-tax earnings of $10.5 million into the current period, partially offset by lower volumes in the consumer products and industrial products businesses.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

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

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$50.5	100.0%	$83.8	100.0%	$(33.3)
Cost of goods sold	50.5	100.0%	81.5	97.3%	(31.0)
Gross margin	-	0.0%	2.3	2.7%	(2.3)
Selling, general and administrative expense	10.7	21.2%	12.8	15.3%	(2.1)
Impairment of long-lived assets	40.6	80.4%	-	0.0%	40.6
Restructuring and other expense	0.3	0.6%	-	0.0%	0.3
Operating loss	$(51.6)	-102.2%	$(10.5)	-12.5%	$(41.1)

Operating highlights for the nine months ended February 29, 2020 were as follows:

•

Net sales decreased $33.3 million from the comparable period in the prior year.  The decrease was driven by the deconsolidation of Engineered Cabs.  For additional information on the deconsolidation, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation”.

•

Operating loss of $51.6 million was $41.1 million higher than the comparable period for the prior year, primarily driven by impairment charges of $40.6 million to write-down certain assets at Engineered Cabs to their estimated fair value in the first quarter of fiscal 2020 and the deconsolidation of Engineered Cabs.  For additional information on the deconsolidation and impairment, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”, respectively.

Liquidity and Capital Resources

During the nine months ended February 29, 2020, we generated $255.8 million of cash from operating activities, invested $71.8 million in property, plant and equipment, and paid $29.6 million to acquire certain operating assets of Heidtman.  Additionally, we used $101.5 million of net proceeds from the issuance of long-term debt to redeem $150.0 million of senior unsecured notes, acquired 1,300,000 of our common shares at a total cost of $50.9 million, and paid dividends of $40.2 million.  The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019
Net cash provided by operating activities	$255.8	$127.2
Net cash provided (used) by investing activities	(92.2)	44.4
Net cash used by financing activities	(152.5)	(180.5)
Increase (decrease) in cash and cash equivalents	11.1	(8.9)
Cash and cash equivalents at beginning of period	92.4	122.0
Cash and cash equivalents at end of period	$103.5	$113.1

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $509.6 million of borrowing capacity available to be drawn as of April 9, 2020.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities.  However, COVID-19 could create uncertainty and volatility in the financial markets which may impact our ability to access capital and the terms under which we can do so.  As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess cuts to discretionary spending and other variable costs as well as our liquidity needs.

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

Net cash provided by operating activities was $255.8 million during the nine months ended February 29, 2020 compared to $127.2 million in the comparable period of fiscal 2019. The increase in net cash provided by operating activities was driven primarily by lower working capital needs due to declining steel prices and lower volumes partially offset by the impact of lower net earnings.

Investing Activities

Net cash used by investing activities was $92.2 million during the nine months ended February 29, 2020 compared to net cash provided by investing activities of $44.4 million in the comparable prior year period.  The change from the prior year period was driven primarily by $56.7 million in excess distributions from WAVE received during the first nine months of fiscal 2019.  We received $9.3 million in proceeds from asset sales, net of selling costs, primarily from the sale of the cryogenics business in Turkey compared to $48.3 million in proceeds from asset sales, net of selling costs, in the comparable period in the prior year.  We also paid $29.6 million in the current year to acquire certain operating assets of Heidtman and invested $11.2 million more in property, plant and equipment.

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

Financing Activities

Net cash used by financing activities was $152.5 million during the nine months ended February 29, 2020 compared to $180.5 million in the comparable prior year period.  During the nine months ended February 29, 2020, the Company paid $154.0 million to redeem the $150.0 aggregate principal amount of unsecured senior notes.  The redemption was funded in part by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.5 million.  The net cash effect of these items was partially offset by a decrease of $78.0 million in share repurchases in the current period.

Long-term debt and short-term borrowings – As of February 29, 2020, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at February 29, 2020 were unchanged from those reported as of May 31, 2019.

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

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.24 per common share for the third quarter of fiscal 2020 compared to $0.23 per common share for the third quarter of fiscal 2019.  Dividends paid on our common shares totaled $40.2 million and $39.4 million during the nine months ended February 29, 2020 and February 28, 2019, respectively.  On March 25, 2020, the Worthington Industries Board declared a quarterly dividend of $0.24 per share payable on June 29, 2020, to shareholders of record on June 15, 2020.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at February 29, 2020 was 7,700,000.

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

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of February 29, 2020, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $6.7 million at February 29, 2020.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

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

During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As of August 31, 2019, the disposal group met the criteria for classification as assets held for sale and the net assets were recorded at the lower of net book value or fair value, less cost to sell, and presented separately as assets held for sale in our consolidated balance sheet.  The book value of the disposal group exceeded its estimated fair market value of $12.9 million (determined using Level 2 inputs) and resulted in the recording of a $35.2 million impairment charge during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $0.9 million that were deemed fully impaired and written off.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the sale will have an adverse impact on the manner and extent in which the remaining assets are used, resulting in an impairment charge of $5.4 million during the first quarter of fiscal 2020.  On November 1, 2019, the assets of the disposal group were contributed to the Cabs joint venture.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE A – Basis of Presentation” and “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

During the second quarter of fiscal 2020, the Company’s exploration of strategic alternatives related to its investment in ArtiFlex resulted in the need to evaluate this investment for potential impairment.  Based on the analysis performed, the Company concluded its investment was not impaired, as then current and projected cash flows were deemed sufficient to recover the remaining book value of $54.6 million.  However, it is possible the Company’s estimate of future cash flows could decline to a level that no longer supports the current book value of the investment.  Factors which could have an adverse impact on the current cash flow projections, include, but are not limited to deteriorating market conditions as well as potential outcomes that may result from management’s review of strategic alternatives.

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio into its existing manufacturing facility in Bremen, Ohio.  The closure is expected to be complete by the end of fiscal 2020.  As a result, the Company tested the long-lived assets of the combined asset group, consisting of fixed assets and  customer list intangible assets with a net book value of $14.3 million and $6.6 million, respectively, for impairment.  The book value of the fixed assets was determined to be in excess of fair value, resulting in an impairment charge of $4.7 million during the third quarter of fiscal 2020.  Additionally, the customer list intangible assets were deemed fully impaired and written off.  Fair value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.  The land and building of the Wooster facility met the criteria for assets held for sale and, accordingly, have been presented as assets held for sale in the consolidated balance sheet. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

As a result of the impairment charges noted above, the Company also performed an interim goodwill impairment test of the oil & gas reporting unit.  The results of the analysis indicated that the fair value of the reporting unit no longer supported the book value of the corresponding goodwill, resulting in an impairment charge of $22.1 million during the third quarter of fiscal 2020.  The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable Level 3 inputs.  For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility.  As the disposal group met the criteria for classification as assets held for sale as of February 29, 2020,  the net assets were recorded at the lower of net book value or fair value, less cost to sell, and presented separately as assets held for sale in our consolidated balance sheet.  The book value of $8.9 million exceeded the estimated fair market value (determined using Level 2 inputs), resulting in an impairment charge of $1.3 million. For additional information, refer to “Item 1. – Financial Statements – Notes to Consolidated Financial Statements – NOTE E – Impairment of Goodwill and Long-Lived Assets”.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 29, 2020).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 29, 2020) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission on July 30, 2019, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks, could result in material adverse effects on our business, financial position, results of operations and cash flows. The novel coronavirus (“COVID-19”) pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative impacts on our business and have created or could create conditions in our other risk factors noted above.  These impacts include, without limitation potential significant volatility or decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain,  limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

It is uncertain what the impact of various legislation and other responses being taken in the United States and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume.

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

Further, it is uncertain what impact COVID-19 and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended February 29, 2020:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1- 31, 2019	-	$-	-	8,250,000
January 1- 31, 2020	368,557	39.05	368,557	7,881,443
February 1- 29, 2020	181,443	38.41	181,443	7,700,000
Total	550,000	$38.84	550,000
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of common shares then available for repurchase to 10,000,000.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under these authorizations.  A total of 2,300,000 common shares have been repurchased since the latest authorization, leaving 7,700,000 common shares available for repurchase at February 29, 2020.  Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))  P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Amendment No. 21 to Receivables Purchase Agreement, dated as of January 13, 2020, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator*

10.2

Amendment No. 11, dated as of January 13, 2020, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Structural Composites Industries LLC and Worthington Receivables Corporation*

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 29, 2020 and May 31, 2019;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 29, 2020 and February 28, 2019;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 29, 2020 and February 28, 2019;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 29, 2020 and February 28, 2019; and
(v)	Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2020	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)