Form 10-K
period 2020-05-31
WORTHINGTON INDUSTRIES INC
filed 2020-07-31
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates of the Registrant, based on the closing price of the Common Shares on the New York Stock Exchange on November 29, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,423,020,261.  For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  On July 23, 2020, the number of Common Shares issued and outstanding was 55,092,728.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 23, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should,” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the impacts from Novel Coronavirus (“COVID-19”) and the actions taken by governmental authorities and others related thereto, including the ability of the Company to continue operating facilities in connection therewith, to cut variable costs, or to eventually recall furloughed workers;

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to COVID-19 and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith, their potential impacts related to the ability and costs to continue to operate facilities and their potential to exacerbate other risks;

•	the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from COVID-19 and the actions taken therewith;
•	the effect of conditions in national and worldwide financial markets and with respect to the ability of financial institutions to provide capital;
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

•

the effect of healthcare laws in the United States and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase our healthcare and other costs and negatively impact our operations and financial results;

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

PART I

As used in this Annual Report on Form 10-K (this "Form 10-K"), unless otherwise indicated, all Note references contained in Part I of this Form 10-K refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; current and past model automotive service stampings; and engineered cabs and operator stations and cab components.

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

Segments

As of May 31, 2020, we, together with our unconsolidated affiliates, operated 74 manufacturing facilities in 22 states and 7 countries.  Twenty-six of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company.  The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of two primary operating segments which correspond with our reportable business segments: “Steel Processing” and “Pressure Cylinders”. Steel Processing consists of the Worthington Steel business unit (“Worthington Steel”) which operates eight manufacturing facilities; and four consolidated joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”), which operates a cold-rolled, hot-dipped galvanizing line in Monroe, Michigan; TWB Company, L.L.C. (“TWB”), which operates nine laser welded blank facilities and is headquartered in Monroe, Michigan; Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”), which operates three tolling facilities and is headquartered in Cleveland, Ohio; and Worthington Specialty Processing (“WSP”), which processes wide-sheet steel for the auto industry and operates three facilities in Michigan.  Pressure Cylinders consists of the Worthington Cylinders business unit (“Worthington Cylinders”) which operates 16 manufacturing facilities.

We hold equity positions in nine joint ventures, which are further discussed in the Joint Ventures section below.  Of these, Spartan, TWB, Samuel and WSP are consolidated with their operating results reported within Steel Processing.

During the fiscal year ended May 31, 2020 (“fiscal 2020”), Steel Processing and Pressure Cylinders served approximately 800 and 3,700 customers, respectively, located primarily in the United States.  International operations accounted for approximately 7% of our consolidated net sales during fiscal 2020 and were comprised primarily of sales to customers in Europe.  No single customer accounted for over 10% of our consolidated net sales in fiscal 2020.

Refer to “Note O – Segment Data” for a full description of our reportable business segments.

Recent Developments

On July 26, 2019, the Company completed the sale of Worthington Aritas Basınçlı Kaplar Sanayi (“Worthington Aritas”), its Turkish manufacturer of cryogenic pressure vessels.  The Company received cash proceeds, net of transaction costs, of $8.3 million resulting in a pre-tax restructuring loss in the current fiscal year of $481,000.

On August 23, 2019, two of the Company’s European subsidiaries issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and a €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150.0 million of aggregate principal amount of 6.50% senior notes.  Refer to “NOTE H – Debt and Receivables Securitization” for more information on these transactions.

On September 30, 2019, Worthington Armstrong Venture (“WAVE”) completed the sale of its international operations to Knauf Ceilings and Holding GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Inc., our partner in the WAVE joint venture.  Our portion of the net gain, subject to post-closing adjustments, was $23.1 million and was recognized in equity income.  Refer to “NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

On October 7, 2019, we acquired the operating net assets, excluding working capital, related to Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”), for cash consideration of $29.6 million, which expanded the Company’s pickling and slitting capabilities.  The Heidtman facility was managed as part of Steel Processing until December 31, 2019 when it was contributed to the Samuel joint venture in exchange for an incremental 31.75% ownership interest, bringing our total ownership interest to 63%.  As a result, the Samuel joint venture’s results were consolidated within Steel Processing since December 31, 2019, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.  These transactions were accounted for as a step acquisition, which required that we re-measure our previously held 31.25% ownership interest to fair value resulting in a re-measurement gain of $6.1 million, which is included in miscellaneous income, net in our consolidated statement of earnings for fiscal 2020.  Refer to “NOTE A – Summary of Significant Accounting Policies” and “NOTE P – Acquisitions” for more information on these transactions.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets, which are in the process of being closed, no longer qualify as a separate operating or reportable segment. For additional information, refer to “NOTE A – Summary of Significant Accounting Policies” and “NOTE O – Segment Data”.

On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% minority ownership interest in the Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (“Nisshin”) joint venture in China to the other joint venture partners.  Refer to “NOTE C – Investments in Unconsolidated Affiliates” for more information on this transaction.

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Oho, into its existing facility in Bremen, Ohio, resulting in pre-tax impairment and restructuring charges of $36.2 million in fiscal 2020.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets” and “NOTE E – Restructuring and Other Expense (Income), Net”.

On March 18, 2020, the Company’s WSP joint venture announced a plan to consolidate its manufacturing operations in Canton, Michigan into its existing facilities in Jackson and Taylor, Michigan, resulting in pre-tax impairment and restructuring charges of $1.7 million.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets” and “NOTE E – Restructuring and Other Expense (Income), Net”.

During May 2020, the Company finalized plans to exit the two remaining facilities that were part of the former Engineered Cabs segment in Stow, Ohio and Greensburg, Indiana. In connection with these actions, the Company recorded impairment and restructuring charges totaling $3.4 million within the “Other” segment during the fourth quarter of fiscal 2020.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets”.

On June 3, 2020, Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company. The Company owned 19,048,020 shares of Nikola common stock following the reverse merger.  From July 6 to July 7, 2020, the Company sold an aggregate of 5,000,000 shares of Nikola common stock for aggregate net proceeds of $237.9 million. These proceeds are subject to tax.  After the sales, the Company owns 14,048,020 shares of Nikola common stock.  For additional information, refer to “NOTE V – Subsequent Events”.

On June 24, 2020, the Company announced a leadership succession plan pursuant to which, effective September 1, 2020, B. Andrew Rose will become Chief Executive Officer (“CEO”) of Worthington Industries, in addition to continuing to serve as President, and John P. McConnell, the current CEO, will become Executive Chairman.

Steel Processing

Steel Processing consists of the Worthington Steel business unit, and our consolidated joint ventures, Spartan, TWB, Samuel and WSP.  For fiscal 2020, fiscal 2019 and fiscal 2018, the percentage of our consolidated net sales generated by Steel Processing was approximately 61%, 65% and 63%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States.  It occupies a niche in the steel industry by focusing on products requiring exact specifications.  These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

As of May 31, 2020, Steel Processing, including Spartan, TWB, Samuel and WSP, operated 23 manufacturing facilities located in Ohio (8), Michigan (4), Mexico (4), Tennessee (2), Alabama (1), Indiana (1), Kentucky (1), New York (1), and Canada (1).

Steel Processing  serves approximately 800 customers in many markets including automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment.  The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for Steel Processing.  For fiscal 2020, Steel Processing’s top three customers represented approximately 23% of the operating segment’s total net sales.

Steel Processing buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications.  Computer-aided processing capabilities include, among others:

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

Steel Processing also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  Toll processing enhances Worthington Steel’s participation in the market for wide sheet steel and large standard orders, a market generally served by steel mills rather than by intermediate steel processors.

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

Pressure Cylinders

Pressure Cylinders consists of the Worthington Cylinders business unit.  The percentage of our consolidated net sales generated by Pressure Cylinders was approximately 37%, 32% and 34% in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Pressure Cylinders manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuel cylinders, cryogenic equipment and systems and services for handling and storing liquid gases, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuel cylinders include composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks. Cryogenic equipment and systems include liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare and animal husbandry markets, and storage tanks and trailers for liquefied nitrogen, oxygen, argon, carbon dioxide and hydrogen. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand-held torches, Balloon Time® helium-filled balloon kits, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers, retailers and distributors.

•	Oil & Gas Equipment: This market sector includes steel storage tanks, separation equipment, processing equipment and other products primarily used in the oil and gas markets.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment served approximately 3,700 customers during fiscal 2020.  No single customer represented greater than 10% of net sales for Pressure Cylinders during fiscal 2020.

Pressure Cylinders operates 16 manufacturing facilities located in Alabama, California, Kansas, Kentucky, Maryland, Ohio (4), Oklahoma, Rhode Island, Wisconsin, Austria, Poland (2), and Portugal.

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

Worthington Cylinders has one principal domestic competitor in the low-pressure LPG cylinder market, and there are a number of foreign competitors in the LPG cylinder market and in the non-refillable refrigerant market.  We believe that Worthington Cylinders has the largest market share in its domestic low-pressure cylinder markets.  In the other cylinder markets, there are several competitors.  Worthington Cylinders is a leading supplier to the European markets for both the high-pressure cylinders and the low-pressure non-refillable cylinders.  Worthington Cylinders generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis, and geographically for energy products.  As with our other operating segment, competition is based upon price, service and quality.

Pressure Cylinders uses the trade names “Worthington Cylinders”, “AMTROL” and “Alfa” to conduct business.

The Company uses the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “BERNZOMATIC®” to market certain fuel cylinders and hand-held-torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademark “Coleman®” to market certain camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; the registered trademark “Mag-Torch®” to market certain hand-held torches; the registered trademarks “Therm-X-Trol®” and “Extrol®” to market thermal expansion tanks; the registered trademarks “Well X Trol®”, “Champion®”, and “Wel-Flo and Design®” to market well tanks; and the registered trademarks “Hydromax®” and “Boilermate®” to market indirect fired water heaters.

Other

As noted above, the Company entered into the Cabs joint venture on November 1, 2019, and as a result deconsolidated substantially all of the net assets of the Engineered Cabs business, which had historically been treated as a separate reportable segment.  The deconsolidated net assets included the two primary manufacturing facilities of the Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota.  The remaining non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained, but the Company has finalized plans to exit those facilities.  The retained Engineered Cabs assets, which are in the process of being closed, no longer qualify as a separate operating or reportable segment.  Accordingly, the activity related to our former Engineered Cabs operating segment has been reported in the “Other” category since its deconsolidation on November 1, 2019.  Segment information reported in previous periods has been restated to conform to this new presentation.

Segment Financial Data

Financial information for the reportable business segments is provided in “Note O – Segment Data”.

Suppliers

The primary raw material purchased by Worthington is steel.  We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign.  The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered.  In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business.  During fiscal 2020, we purchased approximately 2.4 million tons of steel (72% hot-rolled, 16% cold-rolled and 12% galvanized) on a consolidated basis.

Steel is primarily purchased and processed based on specific customer orders for Steel Processing, while Pressure Cylinders  purchases steel to meet production schedules.  For certain raw materials, there are more limited suppliers -- for example, helium and zinc, which are generally purchased at market prices.  Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply.  Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices.  Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly).  During fiscal 2020, we purchased steel from the following major suppliers, in alphabetical order: AK Steel Holding Corporation, a subsidiary of Cleveland-Cliffs Inc.; ArcelorMittal; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”).  Major suppliers of aluminum to Pressure Cylinders in fiscal 2020 were, in alphabetical order:  Arconic Inc.; DK Resources Limited; Geumsan Tech; Horizon; Meyer Aluminum; Novelis Corporation; Sapa Group; and Shanghai Everskill.  Major suppliers of zinc to Steel Processing in fiscal 2020 were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; Nexa Resources S.A.; and Teck Resources Limited.  Approximately 42.2 million pounds of zinc and 8.0 million pounds of aluminum were purchased in fiscal 2020.  We believe our supplier relationships are favorable.

Technical Services

We employ a staff of engineers and other technical personnel, and we maintain fully equipped laboratories to support operations.  These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products.  Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (ISO), ASTM International, and other customer and industry specific requirements.

Seasonality and Backlog

Sales are generally strongest in the fourth quarter of our fiscal year as our operating segments are generally operating at seasonal peaks; however, we saw weaker demand in the fourth quarter of fiscal 2020 due the novel coronavirus pandemic (“COVID-19”), and the various governmental, industry and consumer actions related thereto.  Historically, sales have generally been weaker in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of inclement weather, as well as customer plant shutdowns, particularly in the automotive industry, due to holidays and such weakness was amplified in fiscal 2020 as a result of COVID-19.  We do not believe backlog is a significant indicator of our business.

Employees

As of May 31, 2020, we had approximately 9,000 employees, including those employed by our unconsolidated joint ventures.  Approximately 10% of our consolidated labor force is represented by collective bargaining units.  Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2020, we participated in four consolidated and five unconsolidated joint ventures.

Consolidated

The results of the following four consolidated joint ventures have been consolidated with the financial results of the Company since the respective dates on which the Company acquired majority ownership or effective control.  The equity owned by the other joint venture members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.  The financial results of all of our consolidated joint ventures are consolidated within Steel Processing.

•

Spartan is a 52%-owned consolidated joint venture with AK-Steel, a subsidiary of Cleveland-Cliffs Inc.  Located in Monroe, Michigan, Spartan operates a cold-rolled, hot-dipped galvanizing line for toll processing steel coils into galvanized and galvannealed products intended primarily for the automotive industry.

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of Baoshan Iron & Steel Co., Ltd. TWB is a leading North American supplier of laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars.  TWB operates facilities in Cambridge, Ontario, Canada; Glasgow, Kentucky; Hermosillo, Puebla, Monterrey, and Silao, Mexico; Monroe, Michigan; and Antioch and Smyrna, Tennessee.

•	Samuel, a 63%-owned joint venture with Samuel Manu-Tech Pickling Inc., operates three steel pickling facilities in Ohio.
•

WSP, a 51%-owned joint venture with a subsidiary of U.S. Steel, operates two steel processing facilities located in Jackson, and Taylor, Michigan, which are managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. WSP’s services include slitting, blanking, cutting-to-length, laser blanking, tension leveling and warehousing.

Unconsolidated

•

ArtiFlex Manufacturing, LLC (“ArtiFlex”), a 50%-owned joint venture with ITS-H Holdings, LLC, provides an integrated solution for engineering, tooling, current and past model automotive service stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates five manufacturing facilities: three in Michigan and two in Ohio.

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

•

Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), a 50%-owned joint venture with Inverzer, S.A. de C.V., operates three steel processing facilities in Mexico, one each in Leon, Monterrey and Queretaro. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

•

Taxi Workhorse Holdings, LLC, a 20%-owned joint venture with an affiliate of Angeles Equity Partners, LLC, is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications and packaging for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries. The Cabs joint venture operates six manufacturing facilities, one each in Brazil, South Dakota and Tennessee and three in Minnesota.

•

WAVE, a 50%-owned joint venture with a subsidiary of Armstrong World Industries, Inc., is the largest of the four national North American manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets.  It competes with the other North American manufacturers and numerous regional manufacturers.  WAVE operates six manufacturing facilities, one each in Georgia, Maryland, Michigan and Nevada and two in California.

See “Note C – Investments in Unconsolidated Affiliates” for additional information about our unconsolidated joint ventures.

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

Item 1A.  — Risk Factors

Future results and the market price for Worthington Industries’ common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted.  The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II—Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks.  We face risks related to COVID-19 and actions in response thereto, which have exacerbated or could further exacerbate conditions in our other risk factors noted below.  Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K.  The risks described below are not the only risks we face.  Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

Risks Related to Our Business

The COVID-19 Pandemic

The Novel Coronavirus (COVID-19) pandemic has significantly impacted the global economy and has had and could continue to have material adverse effects on our business, financial position, results of operations and cash flows. The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative impacts on our business and have exacerbated or could further exacerbate conditions in our other risk factors noted below.   These  impacts  include,  without  limitation,  potential  significant  volatility  or  continued decreases  in  the  demand  for  our  products,  changes  in  customer  and consumer behavior and preferences,  disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs. The situation is changing rapidly and there may be additional impacts that we are not currently aware of.

It is also uncertain what the impact of various legislation and other responses being taken in the United States and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers. Governments around the world have implemented stringent measures to help control the spread of COVID-19, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school and childcare closures, and other measures. These actions have caused, and are continuing to cause, business shutdowns or slowdowns and significant disruption in the global economy.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations  and  cash  flows  will  depend  on  factors  beyond  our  control  including  the  duration,  spread  and  severity  of  the  outbreak,  the  actions  taken  to  contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume. Continued disruption to the global economy, as well as to the end markets our businesses serve, could result in material adverse effects on our business, financial position, results of operations and cash flows.

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

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business.  An overall downturn in the general economy, a disruption in capital and credit markets, high unemployment, reduced consumer confidence or other factors, whether due to COVID-19 or otherwise, could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets.  If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our sales, financial results and cash flows could be negatively affected.

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

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our businesses.  In past years, some customers have experienced, and some continue to experience, whether due to COVID-19 or otherwise, challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our businesses. These conditions also increase the risk that our customers may delay or default on their payment obligations to us.  If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase.  While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our businesses.

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

Volatility in the United States and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses.  The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets.  Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis, as well as the concerns over the economic impact of COVID-19, continue to present risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective.  Stricter lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers.  Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, COVID-19 or other pandemics, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

The costs of manufacturing our products and our ability to meet our customers’ demands could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.  If, for any reason, our supply of flat-rolled steel or other key raw materials, such as aluminum, zinc, copper or helium, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately preceding paragraph or other factors beyond our control like pandemics such as COVID-19. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue.

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

Suppliers and Customers

The loss of significant volume from our key customers could adversely affect us. A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. For example, a number of customers in the automotive industry idled production facilities in 2020 in response to COVID-19, which had, and may continue to have, a negative impact on our business.  Also, due to consolidation in the industries we serve, including the automotive, construction and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. We generally do not have long-term contracts with our customers. As a result, although our customers periodically provide notice of their future product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Many of our key industries, such as automotive and construction, are cyclical in nature. Many of our key industries, such as automotive and construction, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our industries, which can change as the result of changes in the general U.S. or worldwide economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our businesses.

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. More than half of the net sales of Steel Processing and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response to COVID-19, has and could continue to negatively impact our business. In addition, certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for our products.

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

The closing or idling of steel manufacturing facilities could have a negative impact on us. As steel makers have reduced their production capacities by closing or idling production lines, whether due to COVID-19 or otherwise, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our businesses.

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

Competition

Our businesses are highly competitive, and increased competition could negatively impact our financial results.  Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces.  In addition, anti-dumping actions we may pursue to counter government subsidiaries to and dumping by foreign competitors may prove to be ineffective.  Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters.  We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations.  In addition, security breaches of our information systems could result in unauthorized disclosure or destruction of confidential or proprietary information and/or loss of the functionality of our systems. These risks may be increased as more employees work from home as part of our response to the COVID-19 pandemic. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, a system failure could negatively impact our operations and financial results and cyber attacks could threaten the integrity of our trade secrets and sensitive intellectual property.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.  Business disruptions, including increased costs for, or interruptions in, the supply of energy or raw materials, resulting from pandemic disease such as COVID-19, shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise) or other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.  Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Poland and Portugal and joint venture facilities in Brazil, Canada, and Mexico and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the General Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

Joint Ventures and Investments

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

The value of our investment in Nikola is subject to price risk. We do not participate in the management or operations of Nikola.  The value of our investment in Nikola is tied to the price of Nikola stock which may be highly volatile and subject to wide fluctuations which could negatively impact the value of our investment.  Also, our investment in Nikola is subject to a lock-up agreement that restricts our ability to sell, transfer or otherwise monetize our investment for certain periods of time which may also adversely impact the value of this investment.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.  Many of our operations are capital intensive. For the five-year period ended May 31, 2020, our total capital expenditures, including acquisitions and investment activity, were approximately $728.4 million.  Additionally, as of May 31, 2020, we were obligated to make aggregate operating and financing lease payments of $40.1 million and $7.5 million, respectively, under lease agreements in the coming years. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, availability under existing credit facilities and unused lines of credit) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

Accounting and Tax-Related Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our consolidated financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use.  In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. Some of the estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

Our internal controls could be negatively impacted by COVID-19. As a result of COVID-19, a large portion of our workforce is required to work from home, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting.

Tax Laws and Regulations

Tax increases or changes in tax laws or regulations could adversely affect our financial results.  We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and foreign taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest. In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.  Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 31% of our outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Chairman of the Board and current CEO. As a result of his beneficial ownership of our common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders may vote.

Employees

The loss of, or inability to attract and retain qualified personnel could adversely affect our business. Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our employees. The loss of employees or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, including engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We also face risks associated with the actions taken in response to COVID-19, including those associated with workforce reductions, and may experience difficulties with hiring additional employees or replacing employees following the pandemic. In addition, COVID-19 has, and may again result in quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.

If we lose senior management or other key employees, our business may be adversely affected. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. The loss of any member of our management team could adversely impact our business and operations.  We have not entered into any formal employment contracts with or other stand-alone change in control provisions relative to our executive officers.  However, we do have certain change in control provisions in our various compensation plans.  We may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. In addition, the COVID-19 pandemic may impact the health or effectiveness of members of our senior management team or other key employees, which could adversely affect our business.

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

Difficult Financial Markets

If we are required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital.  Although we currently have cash reserves, as well as significant borrowing availability under our existing credit facilities and should be able to access other capital if needed, should those facilities become unavailable due to covenant or other defaults, or should financial markets tighten so that we otherwise cannot raise capital outside our existing facilities, or the terms under which we do so change, we may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

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

Legislation and Regulations

Certain proposed legislation and regulations may have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our businesses.  Our businesses may be negatively impacted by a variety of new or proposed legislation or regulations, including governmental regulations imposed in response to COVID-19. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, we could also be adversely impacted.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our businesses and operations.  Our businesses depend on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service provides, which may be subject to global data privacy laws and cross-border transfer restrictions.  In particular, the European Union has implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and employees.  A number of U.S. states have also recently introduced and passed legislation to expand data breach notification rules and to mirror some of the protections provided by GDPR.  While we take steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact our ability to effectively transfer data across borders in support of our business operations. Compliance with GDPR, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our businesses. In addition, violations of GDPR, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our businesses and reputation.

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance. The U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments.  Most recently, the U.S. federal government has re-negotiated the North American Free Trade Agreement with Mexico and Canada, replacing it with the United States-Mexico-Canada Agreement (“USMCA”). While the USMCA has yet to be fully implemented, the U.S. federal government’s potential decision to withdraw or materially modify existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affecting the U.S. economy or specific portions thereof. Further, it is uncertain what impact COVID-19 and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers.

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

Seasonality

Our operations have been subject to seasonal fluctuations that may impact our cash flows for a particular period. Although we experienced weaker demand in the fourth quarter of fiscal 2020 due to COVID-19, our sales are generally strongest in the fourth quarter of the fiscal year when all of our business segments are normally operating at seasonal peaks, and our sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under our credit facilities. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

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

Item 1B.  — Unresolved Staff Comments

None.

Item 2.  — Properties.

General

Our principal corporate offices are located in an owned office building in Columbus, Ohio, which also houses the principal corporate offices of Pressure Cylinders. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices where we lease office space.  We also own three facilities in Columbus, Ohio used for administrative and medical purposes.  As of May 31, 2020, excluding our consolidated and unconsolidated joint ventures, we operated 26 manufacturing facilities and 9 warehouses.  Including our consolidated and unconsolidated joint ventures, we owned or leased a total of approximately 9,600,000 square feet of space for our operations, of which approximately 8,300,000 square feet (8,700,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices.  Major leases contain renewal options for periods of up to 10 years.  For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Note S – Leases”.  We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs.

Steel Processing

As of May 31, 2020, our wholly-owned operations within Steel Processing operated a total of eight manufacturing facilities, seven of which are owned by the Company, and one of which is leased.  These facilities are located in Alabama, Indiana, New York and Ohio (5).  As of May 31, 2020, this operating segment also owned one warehouse in Ohio and one warehouse in South Carolina.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

As of May 31, 2020, our wholly-owned operations within Pressure Cylinders operated a total of 16 manufacturing facilities, 15 of which are owned by the Company and one which is leased.  These facilities are located in Alabama, California, Kansas, Kentucky, Maryland, Ohio (4), Oklahoma, Rhode Island, Wisconsin, Austria, Poland (2), and Portugal (2).  As of May 31, 2020, Pressure Cylinders also operated two owned warehouses, one each in Austria and Poland, and five leased warehouses, one each in Kentucky, Ohio and Rhode Island, and two in Portugal.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Other

As of May 31, 2020, the Company also operated a fabricated products facility in Stow, Ohio, and a steel packaging facility in Greensburg, Indiana, both of which are leased, but has since announced plans to winddown activity at these facilities. The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operate a total of 49 manufacturing facilities.

Consolidated

•	Spartan owns and operates one manufacturing facility in Monroe, Michigan.
•	TWB operates nine manufacturing facilities, one owned facility located in Monroe, Michigan, and eight leased facilities located in Kentucky, Tennessee (2), Canada, and Mexico (4).
•	WSP owns and operates two steel processing facilities located in Michigan.
•	Samuel operates three steel pickling facilities in Ohio, two of which are owned and one of which is leased.

Unconsolidated

•	ArtiFlex operates five manufacturing facilities, three of which are owned. These facilities are located in Michigan (3), and Ohio (2).
•

ClarkDietrich operates 13 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland and Missouri and two each in California, Florida, Ohio and Texas.  The two facilities in Ohio are owned.  The remaining 11 facilities are leased.

•	Serviacero Worthington owns and operates three steel processing facilities in Mexico.
•	WAVE operates six manufacturing facilities, including one owned facility each in California, Michigan and Nevada, and one leased facility each in California, Georgia and Maryland.
•	The Cabs joint venture owns and operates six manufacturing facilities, three in Minnesota and one each in Brazil, South Dakota and Tennessee.

Item 3.  — Legal Proceedings

The Company is involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business.  The Company does not believe that any such proceedings will have a material adverse effect on its business, financial position, results of operation or cash flows.

Item 4.  — Mine Safety Disclosures

Not Applicable

Supplemental Item — Information about our Executive Officers

The following table lists the names, positions held and ages of the individuals serving as executive officers of Worthington Industries as of July 30, 2020.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	66	Chairman of the Board and CEO; a Director	1996
B. Andrew Rose	50	President	2018
Geoffrey G. Gilmore	48	Executive Vice President and Chief Operating Officer	2018
Joseph B. Hayek	48	Vice President and Chief Financial Officer	2018
Dale T. Brinkman	67	Senior Vice President-Administration, General Counsel and Secretary	2018
Jeff R. Klingler	48	President – The Worthington Steel Company	2019
Eric M. Smolenski	50	President – Worthington Cylinder Corporation	2019
Catherine M. Lyttle	61	Senior Vice President and Chief Human Resources Officer	2018
Richard G. Welch	62	Corporate Controller	2000
Virgil L. Winland	72	Senior Vice President-Manufacturing	2001

John P. McConnell has served as Worthington Industries’ CEO since June 1993, as a Director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. On September 1, 2020, Mr. McConnell will be succeeded by B. Andrew Rose as CEO and Principal Executive Officer of Worthington Industries and Mr. McConnell will remain with Worthington Industries as Executive Chairman. Mr. McConnell also serves as the Chair of the Executive Committee of Worthington Industries’ Board of Directors.  He served in various other positions with the Company from 1975 to June 1993.

B. Andrew ‘Andy’ Rose has served as President of Worthington Industries since August 2018.  On September 1, 2020, Mr. Rose will succeed John P. McConnell as CEO and Principal Executive Officer of Worthington Industries as well as continue to serve as President of Worthington Industries. Mr. Rose served as Chief Financial Officer of Worthington Industries on an interim basis from August 2018 to November 2018.  Mr. Rose served as Executive Vice President and Chief Financial Officer of Worthington Industries from July 2014 to August 2018 and as Vice President and Chief Financial Officer of Worthington Industries from December 2008 to July 2014.  From 2007 to 2008, Mr. Rose served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Geoffrey G. Gilmore has served as Executive Vice President and Chief Operating Officer of Worthington Industries since August 2018.  Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018.  He served as President of The Worthington Steel Company from August 2012 through May 2016.  From July 2011 to July 2012, he served as Vice President-Purchasing for Worthington Industries.  From April 2010 to July 2011, he served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company.  Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Joseph B. Hayek has served as Worthington Industries’ Vice President and Chief Financial Officer since November 2018.  Mr. Hayek served as Vice President and General Manager of Worthington’s Oil and Gas Equipment business from March 2017 to November 2018.  From April 2014 to March 2017, Mr. Hayek served as Worthington Industries’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining Worthington, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider (n/k/a PCM Sales, Inc.) and the largest division of PCM, Inc.

Dale T. Brinkman has served as Worthington Industries’ Senior Vice President-Administration since September 2018, as Worthington Industries’ General Counsel since September 1982, and as Worthington Industries’ Secretary since September 2000. Mr. Brinkman also served as Vice President-Administration of Worthington

Industries from December 1998 to September 2018, and as Assistant Secretary of Worthington Industries from September 1982 to September 2000.

Jeff R. Klinger has served as President of The Worthington Steel Company since May 2019. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019.  He served as vice president of sales, marketing and procurement for Banner Services Corporation, a supplier and processor of metal bar products, from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Eric M. Smolenski has served as President of Worthington Cylinder Corporation since May 2019. Mr. Smolenski served as General Manager of Worthington Cylinder Corporation’s industrial products business unit from May 2017 until April 2019 and of its oil and gas business unit from January 2015 until May 2017. He joined Worthington in 1994 and has worked in numerous accounting, finance, human resources and information technology capacities, including vice president of human resources of Worthington Industries from 2006 to 2012 and chief information officer of Worthington Industries from 2012 to 2014.

Catherine M. Lyttle has served as Worthington Industries’ Senior Vice President and Chief Human Resources Officer since September 2018.  Ms. Lyttle served as Vice President-Communications and Investor Relations of Worthington Industries from April 2009 to September 2018.  She served as Vice President of Communications of Worthington Industries from January 1999 to April 2009.  Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

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

Executive officers serve at the pleasure of the Worthington Industries Board of Directors.  There are no family relationships among any of Worthington Industries’ executive officers or directors.  No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of Worthington Industries.

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol "WOR" and are listed in most newspapers as "WorthgtnInd."  As of July 23, 2020, Worthington Industries had 7,108 registered shareholders.

The Worthington Industries Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors may deem relevant.  While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee this will continue in the future.  We currently have no material contractual or regulatory restrictions on the payment of dividends.

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

	5/15	5/16	5/17	5/18	5/19	5/20
Worthington Industries, Inc.	$100.00	$141.04	$161.23	$187.59	$136.52	$123.15
S&P Midcap 400 Index	$100.00	$99.58	$116.67	$134.00	$126.72	$125.69
S&P 1500 Steel Composite Index	$100.00	$94.32	$115.72	$151.93	$99.33	$90.75

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2020, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index.  The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries.  At May 31, 2020, the S&P 1500 Steel Composite Index included 13 other steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices:  Allegheny Technologies Incorporated; Carpenter Technology Corporation; Cleveland-Cliffs Inc.; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; Warrior Met Coal, Inc.; and Worthington Industries, Inc.

Issuer Purchases of Equity Securities

During the fiscal quarter ended May 31, 2020, there were no purchases of common shares of Worthington Industries made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act).

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
FINANCIAL RESULTS
Net sales	$3,059,119	$3,759,556	$3,581,620	$3,014,108	$2,819,714
Cost of goods sold	2,615,782	3,279,601	3,018,763	2,478,203	2,367,121
Gross margin	443,337	479,955	562,857	535,905	452,593
Selling, general and administrative expense	328,110	338,392	367,460	316,373	297,402
Impairment of goodwill and long-lived assets	82,690	7,817	61,208	-	25,962
Restructuring and other expense (income), net	10,048	(11,018)	(7,421)	6,411	7,177
Operating income	22,489	144,764	141,610	213,121	122,052
Miscellaneous income, net	9,099	2,716	2,996	3,764	11,267
Interest expense	(31,616)	(38,063)	(38,675)	(29,796)	(31,670)
Loss on extinguishment of debt	(4,034)	-	-	-	-
Equity in net income of unconsolidated affiliates	114,848	97,039	103,139	110,038	114,966
Earnings before income taxes	110,786	206,456	209,070	297,127	216,615
Income tax expense	26,342	43,183	8,220	79,190	58,987
Net earnings	84,444	163,273	200,850	217,937	157,628
Net earnings attributable to noncontrolling interests	5,648	9,818	6,056	13,422	13,913
Net earnings attributable to controlling interest	$78,796	$153,455	$194,794	$204,515	$143,715
Earnings per share - diluted:
Net earnings per share attributable to controlling interest	$1.41	$2.61	$3.09	$3.15	$2.22
Depreciation and amortization	$92,678	$95,602	$103,359	$86,793	$84,699
Capital expenditures (including acquisitions)	126,251	94,901	361,116	68,386	136,837
Cash dividends declared	53,721	53,391	51,771	51,448	47,949
Per common share	$0.96	$0.92	$0.84	$0.80	$0.76
Average common shares outstanding - diluted	55,983	58,823	63,042	64,874	64,755

FINANCIAL POSITION
Total current assets	$983,179	$1,165,913	$1,241,122	$1,190,969	$915,115
Total current liabilities	388,238	698,020	646,895	520,783	430,078
Working capital	$594,941	$467,893	$594,227	$670,186	$485,037
Total property, plant and equipment, net	$572,644	$578,664	$584,970	$570,489	$582,838
Total assets	2,331,515	2,510,796	2,621,787	2,325,344	2,061,264
Total debt	699,665	749,299	750,368	578,610	581,004
Total shareholders' equity - controlling interest	820,821	831,246	918,769	951,635	793,371
Per share	$15.03	$14.99	$15.60	$15.15	$12.89
Common shares outstanding	54,616	55,468	58,877	62,802	61,534

The Selected Financial Data above reflects the impact of the following acquisitions and dispositions from the date of the transactions:  the consolidation of the Samuel joint venture since January 2020 when the Company obtained control of the joint venture; the November 2019 deconsolidation of the Engineered Cabs contributed assets;

the acquisition of the Heidtman Cleveland facility from October 1, 2019 through its contribution to the Samuel joint venture on December 31, 2019; the July 2019 disposal of the Company’s cryogenic business in Turkey; the May 2019 acquisition of the net assets of Magna Industries, Inc.; the December 2018 disposal of the Company’s solder business in Winston-Salem, North Carolina and Mount Orab, Ohio; the July 2018 disposal of the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment facilities; the Company’s March 2018 disposal of its 65% stake in Worthington Energy Innovations, LLC; the June 2017 acquisition of New AMTROL Holdings, Inc. and its subsidiaries (“AMTROL”); the consolidation of WSP since March 2016 when the Company obtained effective control of this joint venture; the January 2016 acquisition of the assets of NetBraze, LLC through their disposal in January 2019; and the December 2015 acquisition of the assets of the CryoScience business of Taylor Wharton.

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

Unless otherwise indicated, all Note references contained in this Part II – Item 7. refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (this “Form 10-K”).

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is primarily a diversified metals manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; steel tanks and processing equipment primarily for the oil and gas industry; cryogenic pressure vessels for liquefied natural gas (“LNG”) and other gas storage applications; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; current and past model automotive service stampings; and engineered cabs and operator stations and cab components.  The Company follows a people-first philosophy with earning money for its shareholders as its first corporate goal, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2020, excluding our joint ventures, we operated 26 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

We also held equity positions in nine joint ventures, which operated 48 manufacturing facilities worldwide, including 29 facilities which were operated by joint ventures in which we held a 50% or greater ownership interest, as of May 31, 2020.  Four of these joint ventures are consolidated within Steel Processing with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five of these joint ventures are unconsolidated and accounted for using the equity method.

Overview

Operating income in fiscal 2020 was $22.5 million, compared to $144.8 million in fiscal 2019, a decrease of $122.3 million.  Fiscal 2020 was negatively impacted by higher impairment and restructuring charges and adverse impacts from the Novel Coronavirus pandemic (“COVID-19”).  We recorded $92.7 million of impairment and restructuring charges in fiscal 2020, which primarily consisted of $40.6 million in impairment charges related to the write-down of certain assets of the former Engineered Cabs business and $35.7 million related to the write-down of certain oil & gas equipment assets within Pressure Cylinders.  In the comparative prior year, we recorded a net restructuring gain of $11.0 million, which was partially offset by impairment charges of $7.8 million.  Excluding the impact of impairment and restructuring activity, operating income was down $26.4 million in fiscal 2020 compared to fiscal 2019 due to lower direct volume and lower direct average selling prices in Steel Processing, partially offset by lower selling, general and administrative (“SG&A”) expense and lower overall corporate costs.  Results in Steel Processing continued to be negatively impacted by declining steel prices, which led to $20.3 million estimated inventory holding losses in fiscal 2020, $15.9 million greater than those losses in the prior year.

Equity in net income of unconsolidated affiliates (“equity income”) increased $17.8 million primarily on a pre-tax gain of $23.1 million at WAVE related to the sale of its international operations and improved results at ClarkDietrich, partially offset by lower results at Serviacero Worthington and current year losses from our retained interest in the Cabs joint venture.

In March 2020, the World Health Organization (“WHO”) categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers.  Accordingly, businesses have adjusted, reduced or suspended operating activities.  To date, COVID-19 and the various actions to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in global markets and economies. This has negatively impacted several of the markets we serve, including the North American automotive market, which shut down production for several months beginning in mid-March 2020.  While most of our plants have remained in operation, demand for our products and our results of operations have been and may continue to be impacted by COVID-19.   The Company took steps to right size its workforce to better match the demand environment, implementing a combination of furloughs, designed to allow the Company to scale back up production when market conditions improve, and permanent workforce reductions.  Additional cost-cutting measures taken by the Company include reducing discretionary spending including travel, implementing a freeze on hiring, and deferring non-essential and non-growth oriented capital investments.  The extent to which our operations will continue to be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread, the duration of the pandemic and its eventual impact on world economies.

Recent Business Developments

•

On July 26, 2019, the Company completed the sale of Worthington Aritas Basınçlı Kaplar Sanayi (“Worthington Aritas”), its Turkish manufacturer of cryogenic pressure vessels.  The Company received cash proceeds, net of transaction costs, of $8.3 million resulting in a pre-tax restructuring loss in the current fiscal year of $481,000.

•

On August 23, 2019, two of the Company’s European subsidiaries issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and a €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150.0 million of aggregate principal amount of 6.50% senior notes.  Refer to “Note H – Debt and Receivables Securitization” for more information.

•

On September 30, 2019, Worthington Armstrong Venture (“WAVE”) completed the sale of its international operations to Knauf Ceilings and Holding GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Inc. (“AWI”), our partner in the WAVE joint venture.  Our portion of the net gain, subject to post-closing adjustments, was $23.1 million and has been recognized in equity income.  Refer to “Note C – Investments in Unconsolidated Affiliates” for more information.

•

On October 7, 2019, we acquired the operating net assets, excluding working capital, related to Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”), for cash consideration of $29.6 million, which expanded the Company’s pickling and slitting capabilities.  The Heidtman facility was managed as part of Steel Processing until December 31, 2019 when it was contributed to the Samuel joint venture in exchange for an incremental 31.75% ownership interest, bringing our total ownership interest to 63%.  As a result, the Samuel joint venture’s results were consolidated within Steel Processing on December 31, 2019, with the minority member’s portion of earnings eliminated within earnings attributable to noncontrolling interest.  These transactions were accounted for as a step acquisition, which required that we re-measure our previously held 31.25% ownership interest to fair value resulting in a re-measurement gain of $6.1 million, which is included in miscellaneous income, net in our consolidated statement of earnings for fiscal 2020.  Refer to “NOTE A – Summary of Significant Accounting Policies” and “NOTE P – Acquisitions” for more information on these transactions.

•

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets, which are in the process of being closed, no longer qualify as a separate operating or reportable segment.  For additional information, refer to “Note A – Summary of Significant Accounting Policies” and “Note O – Segment Data”.

•

On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% minority ownership interest in the Zhejiang Nisshin Worthington Precision Specialty Steel Co., Ltd. (“Nisshin”) joint venture in China to the other joint venture partners.  Refer to “Note C – Investments in Unconsolidated Affiliates” for more information on this transaction.

•

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Oho, into its existing facility in Bremen, Ohio, resulting in pre-tax impairment and restructuring charges of $36.2 million in fiscal 2020.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets” and “NOTE E – Restructuring and Other Expense (Income), Net”.

•

On March 18, 2020, the Company’s Worthington Specialty Processing (“WSP”) joint venture announced a plan to consolidate its manufacturing operations in Canton, Michigan into its existing facilities in Jackson and Taylor, Michigan, resulting in pre-tax impairment and restructuring charges of $1.7 million.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets” and “NOTE E – Restructuring and Other Expense (Income), Net”.

•

During May 2020, the Company finalized plans to exit the two remaining facilities that were part of the former Engineered Cabs segment in Stow, Ohio and Greensburg, Indiana. In connection with these actions, the Company recorded impairment and restructuring charges totaling $3.4 million within the “Other” segment during the fourth quarter of fiscal 2020.  For additional information, refer to “NOTE D – Goodwill and Other Long-Lived Assets”.

•

On June 3, 2020, Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company. The Company owned 19,048,020 shares of Nikola common stock following the reverse merger.  From July 6 to July 7, 2020, the Company sold an aggregate of 5,000,000 shares of Nikola common stock for aggregate net proceeds of $237.9 million.  These proceeds are subject to tax.  After the sales, the Company owns 14,048,020 shares of Nikola common stock. For additional information, refer to “NOTE V – Subsequent Events”.

•

On June 24, 2020, the Company announced a leadership succession plan pursuant to which, effective September 1, 2020, B. Andrew Rose will become Chief Executive Officer (“CEO”) of Worthington Industries, in addition to continuing to serve as President, and John P. McConnell, the current CEO, will become Executive Chairman.

•

On June 24, 2020, the Worthington Industries Board of Directors declared a quarterly dividend of $0.25 per share, an increase of $0.01 per share from the previous quarterly rate.  The dividend is payable on September 29, 2020 to shareholders of record on September 15, 2020.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of our net sales by end market for fiscal 2020 and fiscal 2019 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 53% of the net sales of our Steel Processing operating segment are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive end market.

Approximately 19% of the net sales of our Steel Processing operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment and approximately 28% of the net sales of our Steel Processing operating segment are to other markets such as agricultural, appliance, consumer products, heavy-truck, industrial products, lawn and garden, and oil & gas equipment.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
U.S. GDP (% growth year-over-year) [1]	1.9%	2.8%	2.3%	-0.9%	0.5%
Hot-Rolled Steel ($ per ton) [2]	$547	$783	$687	$(236)	$96
Detroit Three Auto Build (000's vehicles) [3]	6,425	8,339	8,605	(1,914)	(266)
No. America Auto Build (000's vehicles) [3]	13,312	16,742	16,894	(3,430)	(152)
Zinc ($ per pound) [4]	$1.03	$1.23	$1.42	$(0.20)	$(0.19)
Natural Gas ($ per mcf) [5]	$2.15	$3.05	$2.89	$(0.90)	$0.16
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.91	$3.17	$2.87	$(0.26)	$0.30
Crude Oil - WTI ($ per barrel) [6]	$47.97	$61.98	$56.75	$(14.01)	$5.23
[1]

2019/2018 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average   [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  The decline in steel prices experienced in the fourth quarter of fiscal 2020 is expected to result in inventory holding losses in the first quarter of fiscal 2021.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2020, fiscal 2019 and fiscal 2018:

	Fiscal Year Ended May 31,
(Dollars per ton [1] )	2020	2019	2018
1st Quarter	$564	$900	$604
2nd Quarter	$526	$836	$608
3rd Quarter	$571	$725	$674
4th Quarter	$527	$672	$860
Annual Avg.	$547	$783	$687

[1]	CRU Hot-Rolled Index

No single customer accounted for more than 10% of our consolidated net sales during fiscal 2020.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During fiscal 2020, vehicle production for the Detroit Three automakers and the North American vehicle production were down 23% and 20%, respectively from fiscal 2019 both of which were negatively impacted by the COVID-19 induced automotive shutdowns in the fourth quarter of fiscal 2020.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$3,059.1	100.0%	$3,759.6	100.0%	$(700.5)
Cost of goods sold	2,615.8	85.5%	3,279.6	87.2%	(663.8)
Gross margin	443.3	14.5%	480.0	12.8%	(36.7)
Selling, general and administrative expense	328.1	10.7%	338.4	9.0%	(10.3)
Impairment of goodwill and long-lived assets	82.7	2.7%	7.8	0.2%	74.9
Restructuring and other expense (income), net	10.0	0.4%	(11.0)	-0.3%	(21.0)
Operating income	22.5	0.7%	144.8	3.9%	(122.3)
Miscellaneous income, net	9.0	0.3%	2.8	0.1%	6.2
Interest expense	(31.6)	-1.0%	(38.1)	-1.0%	(6.5)
Loss on extinguishment of debt	(4.0)	-0.2%	-	0.0%	4.0
Equity in net income of unconsolidated affiliates	114.8	3.8%	97.0	2.6%	17.8
Income tax expense	(26.3)	-0.9%	(43.2)	-1.1%	(16.9)
Net earnings	84.4	2.8%	163.3	4.4%	(78.9)
Net earnings attributable to noncontrolling interests	5.6	0.2%	9.8	0.3%	(4.2)
Net earnings attributable to controlling interest	$78.8	2.7%	$153.5	4.1%	$(74.7)

Equity income (loss) by unconsolidated affiliate
WAVE	$101.1		$82.3		$18.8
ClarkDietrich	17.2		8.6		8.6
Serviacero Worthington	1.3		8.1		(6.8)
ArtiFlex	2.7		2.0		0.7
Other	(7.5)		(4.0)		(3.5)
Total	$114.8		$97.0		$17.8

Fiscal 2020 net earnings attributable to controlling interest decreased $74.7 million from fiscal 2019.  Net sales and operating highlights for fiscal 2020 were as follows:

•

Net sales decreased $700.5 million from fiscal 2019. The decrease was mainly in Steel Processing driven by lower direct volume which was negatively impacted by the COVID-19 induced automotive shutdowns in the fourth quarter of fiscal 2020, and by lower average selling prices associated with the decline in the overall market price of steel.  The deconsolidation of the former Engineered Cabs business along with the impact of divestitures in Pressure Cylinders also contributed to the year-over-year decrease in net sales.

•

Gross margin decreased $36.7 million from fiscal 2019, but as a percentage of sales it increased to 14.5% from 12.8%.  Lower direct volume and compressed spreads in Steel Processing, driven by estimated inventory holding losses due to declining steel prices, and the impact of the deconsolidation of the former Engineered Cabs business were the primary reasons for the decrease.  Pressure Cylinders showed a $15.5 million improvement in gross margin, but that included a $13.0 million charge in fiscal 2019 for the tank replacement program and a $2.3 million favorable adjustment to that reserve in fiscal 2020.  In addition, Pressure Cylinders’ results were helped by the early termination of a customer take-or-pay contract which resulted in a $9.3 million benefit to gross margin in fiscal 2020.

•

SG&A expense decreased $10.3 million from fiscal 2019.  The decrease was driven primarily by lower profit sharing and bonus expense and the impact of the deconsolidation of the former Engineered Cabs business, partially offset by lower wages due to the reduction in workforce related to the impact of COVID-19.  Overall, SG&A expense was 10.7% of consolidated net sales in fiscal 2020 compared to 9.0% in the prior fiscal year, primarily the result of lower current year sales.

•

Impairment charges totaled $82.7 million, of which $40.6 million related to the write-down of certain assets in the former Engineered Cabs business and $33.4 million related to the write-down of certain oil & gas equipment assets within Pressure Cylinders.  For additional information regarding these impairment charges, refer to “Note D – Goodwill and Other Long-Lived Assets”.

•

Restructuring and other expense, net totaled $10.0 million and primarily resulted from $5.5 million in severance expense in connection with the reduction in workforce related to the impact of COVID-19 and $2.8 million in severance expense and facility exit costs associated with the consolidation of the oil & gas equipment operations in Wooster, Ohio into the existing facility in Bremen, Ohio.  For additional information, refer to “Note E – Restructuring and Other Expense (Income), Net”.

•

Equity income increased $17.8 million from fiscal 2019 to $114.8 million, primarily from a $23.1 million benefit related to our portion of the gain from the sale of WAVE’s international operations.  Excluding this gain, equity income would have been down $5.3 million on lower results from WAVE, Serviacero, and losses at the new Cabs joint venture.  Improved margins at ClarkDietrich partially offset the decline.  We received cash distributions from our unconsolidated joint ventures of $123.0 million. For additional financial information regarding our unconsolidated affiliates, refer to “Note C – Investments in Unconsolidated Affiliates”.

•

Income tax expense decreased $16.9 million from fiscal 2019, due primarily to lower core earnings and the impairment charges related to the former Engineered Cabs business and the Oil & Gas equipment business in Pressure Cylinders, partially offset by the gain recognized from the sale of WAVE’s international operations.  The net impact of these discrete items was a reduction in current year tax expense of $10.7 million.  The fiscal 2020 tax expense was calculated using an estimated annual effective income tax rate of 25.1% versus 22.0% in fiscal 2019.  For additional information regarding the Company’s income taxes, refer to “Note M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1,859.7	100.0%	$2,435.8	100.0%	$(576.1)
Cost of goods sold	1,677.1	90.2%	2,205.7	90.6%	(528.6)
Gross margin	182.6	9.8%	230.1	9.4%	(47.5)
Selling, general and administrative expense	136.7	7.4%	137.0	5.6%	(0.3)
Impairment of long-lived assets	1.8	0.1%	3.3	0.1%	(1.5)
Restructuring and other expense	3.5	0.2%	-	0.0%	3.5
Operating income	$40.6	2.2%	$89.8	3.7%	$(49.2)

Material cost	$1,339.9		$1,834.9		$(495.0)
Tons shipped (in thousands)	3,830		3,715		115

Net sales and operating highlights for fiscal 2020 were as follows:

•

Net sales decreased $576.1 million from fiscal 2019.  Lower direct volumes driven by reduced demand in automotive and heavy truck, which were significantly impacted by the COVID-19 shutdowns in the fourth quarter, reduced sales by $323.5 million.  Declining steel prices led to lower average selling prices which further reduced sales by $267.8 million.  An increase in toll volumes added $15.2 million to sales, which was primarily the result of the acquisition of the Heidtman Cleveland operating assets and subsequent consolidation of the Samuel joint venture.  The mix of direct tons versus toll tons processed was 48% to 52% compared to 56% to 44% in fiscal 2019.  The change in mix in fiscal 2020 was driven primarily by the consolidation of the Samuel joint venture.

•

Operating income decreased $49.2 million from fiscal 2019, primarily due to lower direct volume.  The gross margin improved slightly to 9.8% in spite of an estimated $15.9 million increase in inventory holding losses over the prior year caused by declining steel prices.  Restructuring expenses included $2.2 million of severance expense related to COVID-19 induced workforce reductions.  For additional information on restructuring, refer to “Note E – Restructuring and Other Expense (Income), Net”.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1,148.4	100.0%	$1,207.8	100.0%	$(59.4)
Cost of goods sold	886.3	77.2%	961.2	79.6%	(74.9)
Gross margin	262.1	22.8%	246.6	20.4%	15.5
Selling, general and administrative expense	180.7	15.7%	183.2	15.2%	(2.5)
Impairment of goodwill and long-lived assets	37.2	3.2%	4.5	0.4%	32.7
Restructuring and other expense (income), net	5.3	0.5%	(11.0)	-0.9%	16.3
Operating income	$38.9	3.4%	$69.9	5.8%	$(31.0)

Material cost	$496.9		$550.4		$(53.5)

Units shipped by principal class of products:
Consumer products	68,596,103		68,791,001		(194,898)
Industrial products	13,921,973		14,994,640		(1,072,667)
Oil & gas equipment	1,753		1,652		101
Total Pressure Cylinders	82,519,829		83,787,293		(1,267,464)

Net sales by principal class of products:
Consumer products	$486.0		$470.4		$15.6
Industrial products	550.5		627.1		(76.6)
Oil & gas equipment	111.9		110.3		1.6
Total Pressure Cylinders	$1,148.4		$1,207.8		$(59.4)

Net sales and operating highlights for fiscal 2020 were as follows:

•

Net sales decreased $59.4 million from fiscal 2019, primarily due to divestitures which decreased net sales by $40.3 million.  Lower volume in the industrial products business, largely driven by continued weakness in our European operations, also contributed to the decline.

•

Operating income decreased $31.0 million from fiscal 2019.  The year over year comparison of operating income was affected by certain items including: a $49.0 million increase in impairment and restructuring charges, a $13.0 million charge recorded in fiscal 2019 associated with the tank replacement program and the subsequent $2.3 million reduction of that reserve in fiscal 2020; and the accelerated recognition of $9.3 million of earnings into fiscal 2020 from an early termination of a customer take-or-pay contract within the industrial products business.  Excluding the impact of these items, operating income decreased $6.6 million from the prior year, driven primarily by lower volume in the industrial products business.  For additional information on impairment and restructuring charges, refer to “Note D – Goodwill and Other Long-Lived Assets” and “Note E – Restructuring and Other Expense (Income), Net”, respectively.

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

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$51.0	100.0%	$115.9	100.0%	$(64.9)
Cost of goods sold	52.3	102.5%	112.7	97.2%	(60.4)
Gross margin	(1.3)	-2.5%	3.2	2.8%	(4.5)
Selling, general and administrative expense	10.7	21.0%	18.1	15.6%	(7.4)
Impairment of long-lived assets	43.7	85.7%	-	0.0%	43.7
Restructuring and other expense	1.3	2.5%	-	0.0%	1.3
Operating loss	$(57.0)	-111.8%	$(14.9)	-12.9%	$(42.1)

Net sales and operating highlights for fiscal 2020 were as follows:

•

Net sales decreased $64.9 million from the comparable prior year period.  The decrease was primarily driven by the deconsolidation of Engineered Cabs.  For additional information on the deconsolidation, refer to “Note A – Summary of Significant Accounting Policies”.

•

Operating loss of $57.0 million in fiscal 2020 was $42,1 million higher than fiscal 2019, primarily driven by $40.6 million in impairment charges to write-down certain assets in Engineered Cabs and $3.1 million to write-down certain assets related to the steel packaging facility in Greensburg, Indiana, partially offset by lower SG&A expense driven by lower profit sharing and bonuses. For additional information on impairment, refer to “Note D – Goodwill and Other Long-Lived Assets”.

Fiscal 2019 Compared to Fiscal 2018

For a comparison of our results of operations for the fiscal years ended May 31, 2019 and May 31, 2018, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2019 Compared to Fiscal 2018” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the SEC on July 30, 2019.

Liquidity and Capital Resources

During fiscal 2020, we generated $336.7 million of cash from operating activities, received $10.0 million in proceeds from asset sales, net of selling costs, invested $95.5 million in property, plant and equipment and paid $29.6 million to acquire certain operating assets of Heidtman.  Additionally, we used cash and $101.5 million of net proceeds from the issuance of long-term debt to redeem $150.0 million of senior unsecured notes, repurchased 1,300,000 of our common shares for $51.0 million, and paid $53.3 million of dividends on our common shares.  The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Year Ended
	May 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$336.7	$197.9	$281.3
Net cash provided (used) by investing activities	(116.2)	11.5	(337.4)
Net cash used by financing activities	(165.7)	(239.0)	(100.0)
Increase (decrease) in cash and cash equivalents	54.8	(29.6)	(156.1)
Cash and cash equivalents at beginning of period	92.4	122.0	278.1
Cash and cash equivalents at end of period	$147.2	$92.4	$122.0

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of July 30, 2020.  Additionally, from July 6 to July 7, 2020, we sold an aggregate of 5,000,000 shares of Nikola common stock for aggregate net cash proceeds of $237.9 million (subject to tax).  For additional information on the Nikola common stock, refer to “NOTE V – Subsequent Events”.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities.  However, COVID-19 could create uncertainty and volatility in the financial markets which may impact our ability to access capital and the terms under which we can do so.  As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolving, we will continue to review our discretionary spending and other variable costs as well as our liquidity needs.

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

Net cash provided by operating activities was $336.7 million during fiscal 2020 compared to $197.9 million in fiscal 2019, an increase of $138.8 million.  The increase in net cash provided by operating activities was driven primarily by lower working capital needs due to lower average steel prices and lower overall volumes.

Investing Activities

Net cash used by investing activities was $116.2 million during fiscal 2020 compared to a net cash inflow of $11.5 million in fiscal 2019.  The change from the fiscal 2019 was driven in large part by $56.7 million of excess distributions from WAVE received during fiscal 2019.  In fiscal 2020, we received $10.0 million in proceeds from asset sales, net of selling costs, primarily from the sale of the cryogenics business in Turkey compared to $49.7 million in proceeds from asset sales, net of selling costs, in fiscal 2019.  We also paid $29.6 million in fiscal 2020 to acquire certain operating assets of Heidtman.

Capital expenditures reflect cash used for investment in property, plant and equipment and is presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended
	May 31,
(in millions)	2020	2019	2018
Steel Processing	$40.6	$39.1	$32.0
Pressure Cylinders	41.5	37.6	32.7
Other	13.4	7.8	11.4
Total capital expenditures	$95.5	$84.5	$76.1

Capital expenditures were $95.5 million in fiscal 2020. Significant capital expenditures for Steel Processing in fiscal 2020 included: $8.0 million for the addition of a new coating capability at our Spartan joint venture and $6.5 million for a new laser weld line and implementation of a new ERP system at our TWB joint venture.  Some of the more significant items at Pressure Cylinders were $9.9 million for new production lines at two facilities and $3.0 million for an equipment update at our Austrian facility.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant.  We assess acquisition opportunities as they arise, and any such opportunities may require additional financing.  There can be no assurance, however, that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms if required.

Financing Activities

Net cash used by financing activities was $165.7 million in fiscal 2020 compared to $239.0 million in fiscal 2019. During fiscal 2020, we paid $154.0 million to redeem the $150.0 aggregate principal amount of unsecured senior notes.  The redemption was funded in part by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.5 million.  We also paid dividends of $53.3 million on our common shares and paid $51.0 million to repurchase 1,300,000 of our common shares.  In fiscal 2019, we paid $168.1 million to repurchase 4,100,000 of our common shares, paid dividends of $52.3 million on our common shares.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes.  As of May 31, 2020, we were in compliance with our long-term financial debt covenants.  Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

The issuance of euro-denominated unsecured Senior Notes mentioned above was completed on August 23, 2019, when two of our European subsidiaries issued a €36.7 million principal amount 2031 Note and a €55.0 million aggregate principal amount 2034 Notes.  The Senior Notes were issued in a private placement and the proceeds were used to retire existing indebtedness of the Company and its consolidated subsidiaries.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions.  We were in compliance with our short-term financial debt covenants at May 31, 2020.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year and have been classified as short-term borrowings within current liabilities on our consolidated balance sheets.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2020.  As discussed in “Note G – Guarantees,” we provided $15.3 million in letters of credit for third-party beneficiaries as of May 31, 2020.  While not drawn against at May 31, 2020, $250,000 of these letters of credit were issued against availability under the Credit Facility, leaving $499.7 million available at May 31, 2020.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”).   On January 13, 2020, the Company extended the maturity of the AR Facility by one year to January 2021 and reduced the borrowing capacity from $50.0 million to $10.0 million.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $10.0 million of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers, and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2020, no undivided ownership interests in this pool of accounts receivable had been sold.  On July 22, 2020, the Company elected to terminate the AR Facility.

Common shares – We declared dividends at a quarterly rate of $0.24 per common share for each quarter of fiscal 2020 compared to $0.23 per common share for each quarter of fiscal 2019.  Dividends paid on our common shares totaled $53.3 million and $52.3 million during fiscal 2020 and fiscal 2019, respectively. On June 24, 2020, the Worthington Industries Board declared a quarterly dividend of $0.25 per common share.  The dividend is payable on September 29, 2020 to shareholders of record on September 15, 2020.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available to repurchase at May 31, 2020 was 7,700,000.

During fiscal 2020 and fiscal 2019, we repurchased 1,300,000 and 4,100,000 common shares, having an aggregate cost of $51.0 million and $168.1 million, respectively.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2020.  Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt	$703.1	$-	$0.6	$0.6	$701.9
Interest expense on long-term debt	214.6	28.7	57.3	44.9	83.7
Operating leases	40.1	11.8	16.4	6.8	5.1
Financing leases	7.4	0.5	0.9	0.4	5.6
Royalty obligations	12.0	2.0	4.0	4.0	2.0
Total contractual cash obligations	$977.2	$43.0	$79.2	$56.7	$798.3

Interest expense on long-term debt is computed by using the rates of interest on each tranche of long-term debt, including impacts of the related interest rate hedges.  Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of the Coleman Cylinders business in fiscal 2012.  Due to the uncertainty regarding the timing of future cash outflows associated with the unfunded portion of our pension benefit obligations and our unrecognized tax benefits, we are unable to make a reliable estimate of the periods of cash settlement and have not included these amounts in the contractual cash obligations table above.  For additional information, refer to “Note L – Employee Pension Plans” and “Note M – Income Taxes”.

The following table summarizes our other commercial commitments as of May 31, 2020.  These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Guarantees	$6.4	$6.4	$-	$-	$-
Standby letters of credit	15.3	15.3	-	-	-
Total commercial commitments	$21.7	$21.7	$-	$-	$-

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2020, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $6.4 million at May 31, 2020.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

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

On June 1, 2018, we adopted accounting guidance that replaced most existing revenue recognition accounting guidance under U.S. GAAP, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).  Under this accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

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

Fiscal 2020:  During the fourth quarter of fiscal 2020, the Company identified an impairment indicator related to the TWB Hermosillo facility operating lease due to the economic impact of COVID-19.  As a result, the lease ROU asset with a net book value of $565,000 was deemed fully impaired and written off.

In May 2020, the Company committed to a plan to shut down the packaging solutions business in Greensburg, Indiana.  As a result, long-lived assets with a carrying value of $2.8 million were written down to their estimated fair market value of $266,000 (determined using Level 2 inputs), resulting in an impairment charge of $2.5 million.

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio, into its existing manufacturing facility in Bremen, Ohio. As a result, the Company tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14.3 million and $6.6 million, respectively, for impairment. The book value of the fixed assets was determined to be in excess of fair value, resulting in an impairment charge of $4.7 million during the third quarter of fiscal 2020.

Additionally, the customer list intangible assets were deemed to be fully impaired and written off. Fair value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs. The land and building of the Wooster facility met the criteria for classification as assets held for sale and, accordingly, $3.4 million has been presented separately as assets held for sale in our consolidated balance sheet at May 31, 2020.

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility. The land and building related to the facility were determined to not be impaired. The production equipment was determined to be below fair market value.  Therefore, the net assets were written down to their estimated fair value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1.3 million in the third quarter of fiscal 2020.  These assets, with a net book value of $7.8 million have been presented separately as assets held for sale in the consolidated balance sheet at May 31, 2020.

During the first quarter of fiscal 2020, we closed on an agreement by which we contributed substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana. The book value of the disposal group exceeded its estimated fair market value of $12.9 million (determined using Level 2 inputs), which resulted in the recording of a $35.2 million impairment charge during the first quarter of fiscal 2020. Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off. On November 1, 2019, the assets of the disposal group were contributed to the Cabs joint venture. For additional information, refer to “NOTE C – Investments in Unconsolidated Affiliates”.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the sale would have an adverse impact on the manner and extent in which the remaining assets were used.  As a result, fixed assets with a net book value of $1.5 million and lease ROU assets with a net book value of $3.9 million were deemed to be fully impaired and written off during the first quarter ended August 31, 2019.

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

Fiscal 2020:  We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2020 and concluded there were no issues with the Steel Processing or Pressure Cylinders assets, other than certain European tradenames within Pressure Cylinders.  The results of the annual analysis indicated the fair value of certain European tradenames no longer supported its book value, resulting in an impairment charge of $3.8 million during the fourth quarter of fiscal 2020.

As a result of the impairment charges related to the consolidation of the old & gas equipment manufacturing operations in Wooster, Ohio, into its existing manufacturing facility in Bremen, Ohio discussed above, the Company also performed an interim goodwill impairment test of its oil & gas equipment reporting unit. The results of the analysis indicated the fair value of the reporting unit no longer supported the book value of the corresponding goodwill, resulting in an impairment charge of $22.1 million during the third quarter of fiscal 2020.

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

Fiscal 2020:  During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its interest in the Nisshin joint venture in China. As a result, the Company evaluated its investment for potential impairment. The Company concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4.2 million within equity income during the three months ended August 31, 2019.

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

Fiscal 2019:  During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our joint venture in China, Nisshin, was other than temporarily impaired due to current and projected operating losses.  As a result, an impairment charge of $4.0 million was recognized within equity income in our consolidated statement of earnings to write down the investment to its estimated fair value of $3.7 million.

Strategic Investments:  From time to time the Company may make investments in both privately and publicly held equity securities in which the Company does not have a controlling interest or significant influence.   Investments are recorded at fair value and changes in fair value for equity securities are reported in the Consolidated Statement of Earnings.  The Company elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

Unless otherwise indicated, all Note references contained in this Part II – Item 7A. refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

In the normal course of business, we are exposed to various market risks.  We continually monitor these risks and regularly develop appropriate strategies to manage them.  Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments.  These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.  Refer to “Note Q – Derivative Financial Instruments and Hedging Activities” for additional information.

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

We entered into an interest rate swap in June 2017, in anticipation of the issuance of $200.0 million aggregate principal amount of senior unsecured notes due August 1, 2032 (“2032 Notes”).  Refer to “Note H – Debt and Receivables Securitization” for additional information regarding the 2032 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 15-year fixed-rate debt.  Upon pricing of the 2032 Notes, the derivative financial instrument was settled resulting in a gain of approximately $3.1 million, which was reflected in accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as a decrease to interest expense, over the life of the related 2032 Notes.

We entered into an interest rate swap in March 2014, in anticipation of the issuance of $250.0 million aggregate principal amount of senior unsecured notes due April 15, 2026 (“2026 Notes”).  Refer to “Note H – Debt and Receivables Securitization” for additional information regarding the 2026 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt.  Upon pricing of the 2026 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive loss in our consolidated statements of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes.

We entered into a U.S. Treasury Rate-based treasury lock in April 2010, in anticipation of the issuance of $150.0 million aggregate principal amount of senior unsecured notes due April 15, 2020 (“2020 Notes”).  Refer to “Note H – Debt and Receivables Securitization” for additional information regarding the 2020 Notes.  The treasury lock had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 10-year fixed-rate debt.  Upon pricing of the 2020 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $1.4 million, which has been reflected within accumulated other comprehensive loss in our consolidated statements of equity.  The 2020 Notes were redeemed in full on August 30, 2019.  In connection with the early redemption, the Company recognized a loss on extinguishment of debt of $4.0 million, which has been presented separately in our consolidated statement of earnings for fiscal 2020.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates.  Derivative financial instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency.  Such forward contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations.  At May 31, 2020, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows.  A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows.  A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted.  Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position.  A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results.  The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates.  The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, zinc and other raw materials as well as our utility requirements.  We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials.  These contracts covered periods commensurate with known or expected exposures throughout fiscal 2021.  The derivative financial instruments were executed with highly rated financial institutions.  No credit loss is anticipated.  No derivatives are held for trading purposes.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2020 and 2019 are summarized below.  Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

	Fair Value At
	May 31,
(in millions)	2020	2019
Foreign currency exchange contracts	$-	$-
Commodity contracts	(8.6)	(9.8)
Total derivative financial instruments	$(8.6)	$(9.8)

Safe Harbor

Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative financial instruments.  These statements are based on certain assumptions with respect to market prices and industry supply of, and demand for, steel products and certain raw materials.  To the extent these assumptions prove to be inaccurate, future outcomes with respect to hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Worthington Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Notes A and B to the consolidated financial statements, the Company has changed its method of accounting for revenue and certain costs effective June 1, 2018, due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

As discussed in Notes A and S to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets of the Engineered Cabs business

As discussed in Notes A and D to the consolidated financial statements, the Company contributed substantially all of the net assets of the Engineered Cabs business to a newly formed joint venture in exchange for a non-controlling minority interest of the newly formed joint venture resulting in an impairment charge of $35,194,000. The Company determined the fair value of the disposal group using discounted cash flow analysis, cost, and market approaches for certain assets.

We identified the assessment of the fair value of the Engineered Cabs disposal group as a critical audit matter. The assessment of the fair value required estimates and judgments that involved the use of professionals with specialized skills and knowledge. The assessment of the estimated operating cash flows, and the discount and revenue growth rates used in calculating fair value of the Engineered Cabs disposal group required subjective auditor judgment due to the inherent uncertainties and forward-looking nature of such assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment assessment process, including controls related to the determination of the fair value of the disposal group, the development of operating cash flows, and the discount and revenue growth rates. To assess the Company’s ability to forecast operating cash flows, we compared the Company’s previous forecasts to actual results. We performed risk assessment procedures, including sensitivity analyses over forecasted operating cash flows and the discount and revenue growth rates to assess their impact on the impairment analyses. We evaluated the Company’s forecasted revenue growth rates, by comparing the growth rates to historical performance and market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount and revenue growth rates and fair value for certain assets by comparing them against independently developed expectations using publicly available market data.

/s/KPMG LLP

We have served as the Company’s auditor since 2001.

Columbus, Ohio

July 30, 2020

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$147,198	$92,363
Receivables, less allowances of $1,521 and $1,150 at May 31, 2020
and May 31, 2019, respectively	341,038	501,944
Inventories:
Raw materials	234,629	268,607
Work in process	76,497	113,848
Finished products	93,975	101,825
Total inventories	405,101	484,280
Income taxes receivable	8,376	10,894
Assets held for sale	12,928	6,924
Prepaid expenses and other current assets	68,538	69,508
Total current assets	983,179	1,165,913
Investments in unconsolidated affiliates	203,329	214,930
Operating lease assets	31,557	-
Goodwill	321,434	334,607
Other intangible assets, net of accumulated amortization of $92,774 and
$87,759 at May 31, 2020 and May 31, 2019, respectively	184,416	196,059
Other assets	34,956	20,623
Property, plant and equipment:
Land	24,197	23,996
Buildings and improvements	302,796	310,112
Machinery and equipment	1,055,139	1,049,068
Construction in progress	52,231	49,423
Total property, plant and equipment	1,434,363	1,432,599
Less: accumulated depreciation	861,719	853,935
Total property, plant and equipment, net	572,644	578,664
Total assets	$2,331,515	$2,510,796

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247,017	$393,517
Accrued compensation, contributions to employee benefit plans and related taxes	64,650	78,155
Dividends payable	14,648	14,431
Other accrued items	49,974	59,810
Current operating lease liabilities	10,851	-
Income taxes payable	949	1,164
Current maturities of long-term debt	149	150,943
Total current liabilities	388,238	698,020
Other liabilities	75,786	69,976
Distributions in excess of investment in unconsolidated affiliate	103,837	121,948
Long-term debt	699,516	598,356
Noncurrent operating lease liabilities	25,763	-
Deferred income taxes, net	71,942	74,102
Total liabilities	1,365,082	1,562,402
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and
outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and
outstanding, 2020 - 54,616,485 shares, 2019 - 55,467,525 shares	-	-
Additional paid-in capital	283,776	283,177
Accumulated other comprehensive loss, net of taxes of $7,922 and $7,100 at
May 31, 2020 and May 31, 2019, respectively	(35,217)	(43,464)
Retained earnings	572,262	591,533
Total shareholders' equity - controlling interest	820,821	831,246
Noncontrolling interests	145,612	117,148
Total equity	966,433	948,394
Total liabilities and equity	$2,331,515	$2,510,796

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2020	2019	2018
Net sales	$3,059,119	$3,759,556	$3,581,620
Cost of goods sold	2,615,782	3,279,601	3,018,763
Gross margin	443,337	479,955	562,857
Selling, general and administrative expense	328,110	338,392	367,460
Impairment of goodwill and long-lived assets	82,690	7,817	61,208
Restructuring and other expense (income), net	10,048	(11,018)	(7,421)
Operating income	22,489	144,764	141,610
Other income (expense):
Miscellaneous income, net	9,099	2,716	2,996
Interest expense	(31,616)	(38,063)	(38,675)
Loss on extinguishment of debt	(4,034)	-	-
Equity in net income of unconsolidated affiliates	114,848	97,039	103,139
Earnings before income taxes	110,786	206,456	209,070
Income tax expense	26,342	43,183	8,220
Net earnings	84,444	163,273	200,850
Net earnings attributable to noncontrolling interests	5,648	9,818	6,056
Net earnings attributable to controlling interest	$78,796	$153,455	$194,794

Basic
Average common shares outstanding	54,958	57,196	60,923
Earnings per share attributable to controlling interest	$1.43	$2.68	$3.20

Diluted
Average common shares outstanding	55,983	58,823	63,042
Earnings per share attributable to controlling interest	$1.41	$2.61	$3.09

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2020	2019	2018
Net earnings	$84,444	$163,273	$200,850
Other comprehensive income (loss):
Foreign currency translation, net of tax	10,497	(14,772)	12,744
Pension liability adjustment, net of tax	(4,030)	(1,785)	1,566
Cash flow hedges, net of tax	1,780	(12,447)	959
Other comprehensive income (loss)	8,247	(29,004)	15,269
Comprehensive income	92,691	134,269	216,119
Comprehensive income attributable to noncontrolling interests	5,648	9,698	6,429
Comprehensive income attributable to controlling interest	$87,043	$124,571	$209,690

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Loss,	Retained		Noncontrolling
(in thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2017	62,802,456	$-	$303,391	$(27,775)	$676,019	$951,635	$122,294	$1,073,929
Net earnings	-	-	-	-	194,794	194,794	6,056	200,850
Other comprehensive income	-	-	-	14,896	-	14,896	373	15,269
Common shares issued, net of withholding tax	449,465	-	(2,120)	-	-	(2,120)	-	(2,120)
Theoretical common shares in NQ plans	-	-	1,218	-	-	1,218	-	1,218
Stock-based compensation	-	-	13,460	-	-	13,460	-	13,460
Purchase of noncontrolling interest in Worthington Arıtaş Basınçlı Kaplar Sanayi	-	-	924	-	-	924	(2,837)	(1,913)
Sale of controlling interest in Worthington Energy Innovations, LLC	-	-	-	-	-	-	(365)	(365)
Reclassification of stranded tax effects	-	-	-	(1,701)	1,701	-	-	-
Repurchases and retirement of common shares	(4,375,000)	-	(21,281)	-	(182,986)	(204,267)	-	(204,267)
Dividends to noncontrolling interests	-	-	-	-	-	-	(7,915)	(7,915)
Cash dividends declared ($0.84 per share)	-	-	-	-	(51,771)	(51,771)	-	(51,771)
Balance at May 31, 2018	58,876,921	$-	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	-	-	153,455	153,455	9,818	163,273
Other comprehensive loss	-	-	-	(28,884)	-	(28,884)	(120)	(29,004)
Common shares issued, net of withholding tax	690,604	-	(6,371)	-	-	(6,371)	-	(6,371)
Theoretical common shares in NQ plans	-	-	680	-	-	680	-	680
Stock-based compensation	-	-	13,927	-	-	13,927	-	13,927
ASC 606 transition adjustment	-	-	-	-	1,174	1,174	570	1,744
Repurchases and retirement of common shares	(4,100,000)	-	(20,651)	-	(147,462)	(168,113)	-	(168,113)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,726)	(10,726)
Cash dividends declared ($0.92 per share)	-	-	-	-	(53,391)	(53,391)	-	(53,391)
Balance at May 31, 2019	55,467,525	$-	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings	-	-	-	-	78,796	78,796	5,648	84,444
Other comprehensive income	-	-	-	8,247	-	8,247	-	8,247
Common shares issued, net of withholding tax	448,960	-	(6,513)	-	-	(6,513)	-	(6,513)
Theoretical common shares in NQ plans	-	-	547	-	-	547	-	547
Stock-based compensation	-	-	13,191	-	-	13,191	-	13,191
Consolidation of Worthington Samuel Coil Processing LLC	-	-	-	-	-	-	24,269	24,269
Repurchases and retirement of common shares	(1,300,000)	-	(6,626)	-	(44,346)	(50,972)	-	(50,972)
Dividends to noncontrolling interests	-	-	-	-	-	-	(1,453)	(1,453)
Cash dividends declared ($0.96 per share)	-	-	-	-	(53,721)	(53,721)	-	(53,721)
Balance at May 31, 2020	54,616,485	$-	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2020	2019	2018
Operating activities:
Net earnings	$84,444	$163,273	$200,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,678	95,602	103,359
Impairment of goodwill and long-lived assets	82,690	7,817	61,208
Provision for (benefit from) deferred income taxes	(1,309)	17,435	(38,237)
Bad debt expense	580	659	11
Equity in net income of unconsolidated affiliates, net of distributions	8,106	7,347	(13,352)
Net gain on sale of assets	(5,057)	(7,059)	(10,522)
Stock-based compensation	11,883	11,733	13,758
Loss on extinguishment of debt	4,034	-	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	147,225	73,346	(53,066)
Inventories	62,126	(33,649)	(84,654)
Accounts payable	(142,684)	(93,294)	83,053
Accrued compensation and employee benefits	(11,878)	(19,159)	11,615
Other operating items, net	3,888	(26,192)	7,322
Net cash provided by operating activities	336,726	197,859	281,345

Investing activities:
Investment in property, plant and equipment	(95,503)	(84,499)	(76,088)
Acquisitions, net of cash acquired	(30,748)	(10,402)	(285,028)
Distributions from unconsolidated affiliate	-	56,693	2,400
Proceeds from sale of assets	10,036	49,683	21,311
Net cash provided (used) by investing activities	(116,215)	11,475	(337,405)

Financing activities:
Net repayments of short-term borrowings, net of issuance costs	-	-	(948)
Proceeds from long-term debt, net of issuance costs	101,464	-	197,685
Principal payments on long-term debt	(154,913)	(1,394)	(31,130)
Proceeds from issuance of common shares, net of tax withholdings	(6,513)	(6,371)	(2,120)
Payments to noncontrolling interests	(1,453)	(10,726)	(7,915)
Repurchase of common shares	(50,972)	(168,113)	(204,267)
Dividends paid	(53,289)	(52,334)	(51,359)
Net cash used by financing activities	(165,676)	(238,938)	(100,054)
Increase (decrease) in cash and cash equivalents	54,835	(29,604)	(156,114)
Cash and cash equivalents at beginning of year	92,363	121,967	278,081
Cash and cash equivalents at end of year	$147,198	$92,363	$121,967

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2020, 2019 and 2018

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

The Company owns controlling interests in the following four joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively. On May 23, 2018, the Company acquired the minority ownership interest in Turkey-based Worthington Arıtaş Basınçlı Kaplar Sanayi (“Worthington Aritas”) from the noncontrolling joint venture members in a non-cash transaction. The difference between the fair value of the noncontrolling interest and its carrying value was recorded as an increase to additional paid-in-capital in the amount of $924,000. As more fully described in “NOTE P – Acquisitions,” on December 31, 2019, we acquired an additional 31.75% interest in Samuel, increasing our ownership to a 63% controlling interest, with Samuel’s results being consolidated within the Steel Processing operating segment since the acquisition date.  The transaction resulted in a one-time net pre-tax gain of $6,055,000 within miscellaneous income in our consolidated statement of earnings during the third quarter of fiscal 2020.

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

The Company’s contribution to the Cabs joint venture consisted of the net assets of its two primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  As a result of the contribution, an impairment charge of $35,194,000 was recognized when the disposal group met the criteria as assets held for sale as of August 31, 2019.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  Refer to “NOTE D – Goodwill and Other Long-Lived Assets” for additional information on the retained assets.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a one-time net gain after final post-closing adjustments of $258,000 within restructuring and other expense (income), net in our fiscal 2020 consolidated statement of earnings, as summarized below.

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

  In accordance with the applicable accounting guidance, our minority ownership interest in the Cabs joint venture was recorded at fair value as of the closing date.  The Company’s estimate of fair value was based on a preliminary valuation of the net assets of the Cabs joint venture.  For additional information regarding the fair value of our minority ownership interest in the Cabs joint venture, refer to “NOTE R – Fair Value Measurements”.

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

Inventories:  Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories.  The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2020 and May 31, 2019.

Derivative Financial Instruments:  We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk.  All derivative financial instruments are accounted for using mark-to-market accounting.  The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item.  Gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item.  Classification in the consolidated statements of earnings of gains and losses related to derivative financial instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments.  Cash flows related to derivative financial instruments are generally classified as operating activities in our consolidated statements of cash flows.

In order for hedging relationships to qualify for hedge accounting under current accounting guidance, we formally document each hedging relationship and its risk management objective.  Derivative financial instruments are executed only with highly-rated counterparties.  No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date.  We monitor our positions, as well as the credit ratings of counterparties to those positions.

We discontinue hedge accounting when it is determined that the derivative financial instrument is no longer effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation of the hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative financial instrument is retained, we continue to carry the derivative financial instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in net earnings immediately.  When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and immediately recognize the gains and losses that were accumulated in AOCI.

Refer to “Note Q – Derivative Financial Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative financial instruments.

Risks and Uncertainties:  As of May 31, 2020, excluding our joint ventures, we operated 26 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.  We also held equity positions in nine joint ventures, which operated 48 manufacturing facilities worldwide, as of May 31, 2020.  Our largest end market is the automotive industry, which comprised 32%, 38%, and 37% of consolidated net sales in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.  Our international operations represented 7%, 5%, and 9% of consolidated net sales and 2%, 6%, and 6% of consolidated net earnings attributable to controlling interest in fiscal 2020, fiscal 2019, and fiscal 2018, respectively, and 13% of consolidated net assets as of May 31, 2020 and May 31, 2019.  As of May 31, 2020, approximately 9% of our consolidated labor force was represented by collective bargaining units.  The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2020, our largest customer accounted for slightly less than 10% of our consolidated net sales, and our ten largest customers accounted for approximately 30% of our consolidated net sales.  A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business.  Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

The COVID-19 pandemic and the various actions taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in global markets and economies, which has exacerbated and could further exacerbate the conditions noted in the risks above.  The extent to which our operations will continue to be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread, the duration of the pandemic and its eventual impact on world economies.

Receivables:  We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  This is accomplished through an allowance for doubtful accounts.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay.  This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions.  As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense.  Account balances are charged off against the allowance when recovery is considered remote.  The allowance for doubtful accounts increased approximately $371,000 during fiscal 2020 to $1,521,000.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:  Property, plant and equipment are carried at cost and depreciated using the straight-line method.  Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years.  Depreciation expense was $79,368,000, $80,316,000 and $83,680,000 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: We use the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill.  The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets.  A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit.  A reporting unit is defined as an operating segment or one level below an operating segment.  With the exception of Pressure Cylinders, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.  For our Pressure Cylinders operating segment, the oil & gas equipment business has been treated as a separate reporting unit since the second quarter of fiscal 2016.  In the third quarter of fiscal 2020, an interim test of the oil & gas equipment business was performed, and the results of the analysis indicated the book value of the corresponding goodwill was fully impaired and written off.  Refer to “NOTE D – Goodwill and Other Long-Lived Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed.  If however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Either way, our policy is to perform a quantitative analysis of each reporting unit at least every three years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2020 and concluded the fair value of each reporting unit exceeded its carrying value.

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

Strategic Investments:  From time to time the Company may make investments in both privately and publicly held equity securities in which the Company does not have a controlling interest or significant influence.   Investments are recorded at fair value and changes in the fair value of equity securities are recognized in net earnings below operating income.  The Company elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Leases:  On June 1, 2019, we adopted the new lease accounting standard under U.S. GAAP, Accounting Standards Update 2016-02, Leases (Topic 842) (“Topic 842”) using the modified retrospective approach.  Under Topic 842, leases are categorized as operating or financing leases upon inception.  Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options.  As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or selling, general and administrative expense depending on the underlying nature of the leased assets.  For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred.  Leases with a term of twelve months or less upon the commencement date are considered short-term leases and are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.  Refer to “Note S – Leases” for additional information on the adoption and impact of Topic 842.

Stock-Based Compensation:  At May 31, 2020, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note K – Stock-Based Compensation.”  All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings over the vesting period based on their grant-date fair values.  Forfeitures are recognized as they occur.

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

Under the new revenue recognition accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

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

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis.  These estimates are based on historical returns, analysis of credit memo data and other known factors.  We account for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded.  The amount of these reductions is based upon the terms agreed to with the customer.  We do not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price.  Refer to “Note B – Revenue Recognition” for additional information on revenue recognition.

Advertising Expense:  Advertising costs are expensed as incurred and included in SG&A expense.  Advertising expense was $17,603,000, $15,574,000, and $15,236,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Statements of Cash Flows:  Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2020	2019	2018
Interest paid, net of amount capitalized	$32,994	$38,807	$34,839
Income taxes paid, net of refunds	$25,076	$38,848	$44,819

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

Self-Insurance Reserves:  We self-insure most of our risks for product, cyber pollution, workers’ compensation, general and automobile, and property liabilities, and for employee medical claims.  However, in order to reduce risk and better manage our overall loss exposure for these liabilities, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts.  We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances.  The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends.

Recently Adopted Accounting Standards:

On June 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (“Topic 842”), which replaces most existing lease accounting guidance under U.S. GAAP. See “NOTE S – Leases” for additional information regarding the Company’s adoption of Topic 842, including newly-required disclosures.

On June 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“Topic 815”), which amended the existing hedge accounting guidance under U.S. GAAP. Topic 815 is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the underlying risk management activities. The adoption of the standard had no current or historical impact on our consolidated financial position or results of operations. See “NOTE Q – Derivative Financial Instruments and Hedging Activities” for additional information.

Recently Issued Accounting Standards:

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are still in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations.

Reclassification

Certain prior period amounts have been reclassified within the operating activities section of the consolidated statements of cash flows for consistency with the current period presentation.

Note B – Revenue Recognition

On June 1, 2018, we adopted new revenue recognition accounting guidance that replaces most existing revenue recognition accounting guidance under U.S. GAAP, Topic 606.  Under Topic 606, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

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

The following table outlines the cumulative effect of adopting the new revenue recognition guidance:

(in thousands)	May 31, 2018 (As Reported)	Cumulative Effect of Topic 606 Adoption	June 1, 2018 (As Adjusted)
Consolidated Balance Sheet
Assets
Receivables	$572,689	$4,706	$577,395
Total inventories	454,027	(3,452)	450,575
Prepaid expenses and other current assets	60,134	944	61,078
Liabilities and equity
Deferred income taxes, net	60,188	454	60,642
Retained earnings	637,757	1,174	638,931
Noncontrolling interests	117,606	570	118,176

The following table summarizes net sales by product class for the periods presented:

(in thousands)	Fiscal Year Ended May 31,
Reportable segments by product class:	2020	2019
Steel Processing
Direct	$1,729,972	$2,308,756
Toll	129,698	127,062
Total	1,859,670	2,435,818

Pressure Cylinders
Industrial products	550,543	627,053
Consumer products	485,990	470,447
Oil & gas equipment	111,891	110,298
Total	1,148,424	1,207,798

Other
Engineered Cabs	50,954	115,902
Other	71	38
Total	51,025	115,940

Total	$3,059,119	$3,759,556

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue streams, which are recognized over time. The following table summarizes the over time revenue for the periods presented:

	Fiscal Year Ended May 31,
(in thousands)	2020	2019
Steel Processing - toll	$129,698	$127,062
Pressure Cylinders - certain oil & gas contracts	100,774	75,159
Total over time revenue	$230,472	$202,221

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

		Fiscal Year Ended May 31,
(in thousands)	Balance Sheet Classification	2020	2019
Unbilled receivables	Receivables	$5,552	$5,366
Contract assets	Prepaid expenses and other current assets	$4,127	$8,792

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

Note C – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At May 31, 2020, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Cabs joint venture (20%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), and Worthington Armstrong Venture (“WAVE”) (50%)

On December 31, 2019, the Company contributed the recently acquired operating net assets of Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”) to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing our total ownership interest to 63%. The Samuel joint venture’s results have been consolidated within Steel Processing since that date. Refer to “NOTE P – Acquisitions” for additional information.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, in which we retained a 20% noncontrolling interest. Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo. Our contributions to the Cabs joint venture consisted of the net assets of our primary Engineered Cabs manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  Our investment in the Cabs joint venture is accounted for under the equity method, due to lack of control.

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

During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our joint venture in China, Nisshin, was other than temporarily impaired due to current and projected operating losses.  As a result, in the fourth quarter of fiscal 2019 an impairment charge of $4,017,000 was recognized within equity income in our consolidated statement of earnings to write down the investment to its estimated fair value of $3,700,000.  During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its interest in the Nisshin joint venture in China. As a result, the Company evaluated its investment for potential impairment. The Company concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity income during the three months ended August 31, 2019.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners. As a result, the Company has no further rights or obligations related to the Nisshin joint venture.

We received distributions from unconsolidated affiliates totaling $122,953,000, $161,079,000, and $89,787,000 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $103,837,000 and $121,948,000 at May 31, 2020 and 2019, respectively.  In accordance with the applicable accounting guidance, we reclassified the negative balance to the liabilities section of our consolidated balance sheets.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(in thousands)	2020	2019
Cash	$68,730	$37,471
Other current assets	528,631	594,959
Current assets for discontinued operations	-	35,793
Noncurrent assets	399,731	360,925
Total assets	$997,092	$1,029,148
Current liabilities	$174,709	$236,781
Current liabilities for discontinued operations	-	9,610
Short-term borrowings	500	15,162
Current maturities of long-term debt	37,542	33,003
Long-term debt	346,690	321,791
Other noncurrent liabilities	73,656	18,192
Equity	363,995	394,609
Total liabilities and equity	$997,092	$1,029,148

The amounts presented within the discontinued operations captions in the table above reflect the international operations of our WAVE joint venture prior to their sale on September 30, 2019. When the sale of these operations closed, it generated a pre-tax gain of $46,238,000, subject to certain post-closing adjustments, that was recorded within net earnings from discontinued operations on WAVE’s books. This sale was part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.  Our portion of the net gain was $23,119,000 and has been recognized within equity in net income of unconsolidated affiliates.  In May 2020, we received a cash distribution of $10,000,000 from WAVE related to the September 30, 2019 sale of the international operations.  As of May 31, 2020, WAVE has a $5,900,000 receivable from AWI ($2,950,000 of which is Worthington’s portion), related to the remaining proceeds of the sale which are subject to post-closing adjustments as provided by the purchase agreement.

The following table presents summarized financial information for our four largest unconsolidated affiliates as of, and for the fiscal years ended May 31.  All other unconsolidated affiliates are combined and presented in the Other category.

(in thousands)	2020	2019	2018
Net sales
WAVE	$368,820	$379,103	$360,395
ClarkDietrich	855,994	892,758	790,887
Serviacero Worthington	273,276	351,671	315,098
ArtiFlex	175,428	201,526	197,061
Other	146,478	32,753	28,578
Total net sales	$1,819,996	$1,857,811	$1,692,019

Gross margin (loss)
WAVE	$208,040	$205,909	$201,581
ClarkDietrich	131,619	93,947	97,437
Serviacero Worthington	15,739	34,494	32,396
ArtiFlex	14,212	12,928	18,266
Other	7,320	(6,000)	(6,399)
Total gross margin	$376,930	$341,278	$343,281

Operating income (loss)
WAVE	$166,404	$166,969	$158,697
ClarkDietrich	66,952	33,384	39,153
Serviacero Worthington	7,513	25,636	24,232
ArtiFlex	6,248	5,524	11,395
Other	(23,596)	(9,964)	(10,584)
Total operating income	$223,521	$221,549	$222,893

Depreciation and amortization
WAVE	$4,032	$3,634	$3,318
ClarkDietrich	11,869	11,600	11,864
Serviacero Worthington	4,324	4,319	3,919
ArtiFlex	5,605	6,055	5,515
Other	4,689	875	749
Total depreciation and amortization	$30,519	$26,483	$25,365

Interest expense
WAVE	$11,061	$10,547	$8,365
ClarkDietrich	378	912	114
Serviacero Worthington	87	493	397
ArtiFlex	801	1,443	1,333
Other	1,665	-	-
Total interest expense	$13,992	$13,395	$10,209

Income tax expense (benefit)
WAVE	$216	$219	$119
ClarkDietrich	-	-	-
Serviacero Worthington	3,267	7,629	5,141
ArtiFlex	(15)	29	208
Other	(15)	-	-
Total income tax expense	$3,453	$7,877	$5,468

Net earnings (loss)
WAVE (1)	$202,451	$162,849	$152,329
ClarkDietrich	68,899	34,560	39,138
Serviacero Worthington	2,573	16,155	17,577
ArtiFlex	5,461	4,051	9,854
Other	(19,934)	(8,383)	(11,922)
Total net earnings	$259,450	$209,232	$206,976

(1)

These net earnings include net income attributable to discontinued operations of $49,770,000, $6,830,000, and $2,226,000 in fiscal 2020, fiscal 2019, and fiscal 2018, respectively, related to the international operations of WAVE being sold. All other amounts presented in the table above exclude the activity of the discontinued operations of WAVE.

At May 31, 2020 and 2019, $39,995,000 and $46,838,000, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note D – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2020 and fiscal 2019 by reportable business segment:

(in thousands)	Steel Processing	Pressure Cylinders	Other	Total
Balance at May 31, 2018
Goodwill	$7,899	$341,299	$172,178	$521,376
Impairment losses	-	(4,015)	(172,178)	(176,193)
	7,899	337,284	-	345,183
Acquisitions and purchase accounting adjustments (1)	-	777	-	777
Divestitures (2)	-	(7,260)	-	(7,260)
Translation adjustments	-	(4,093)	-	(4,093)
	-	(10,576)	-	(10,576)
Balance at May 31, 2019
Goodwill	7,899	330,723	172,178	510,800
Impairment losses	-	(4,015)	(172,178)	(176,193)
	7,899	326,708	-	334,607
Acquisitions and purchase accounting adjustments (1)	11,796	(52)	-	11,744
Divestitures (2)	-	(2,511)	-	(2,511)
Translation adjustments	-	(309)	-	(309)
Impairment losses (3)	-	(22,097)	-	(22,097)
	11,796	(24,969)	-	(13,173)
Balance at May 31, 2020
Goodwill	19,695	327,851	172,178	519,724
Impairment losses	-	(26,112)	(172,178)	(198,290)
	$19,695	$301,739	$-	$321,434

(1)	For additional information regarding the Company’s acquisitions, refer to “Note P – Acquisitions.”
(2)	Fiscal 2020 divestitures included the sale of the cryogenics business in Turkey.
(3)	Fiscal 2020 impairment losses included $22,097,000 of goodwill impairment related to the oil & gas equipment reporting unit.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to 20 years.  The following table summarizes other intangible assets by class as of May 31, 2020 and 2019:

	2020		2019
		Accumulated		Accumulated
(in thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$72,101	$-	$74,801	$-
Total indefinite-lived intangible assets	72,101	-	74,801	-
Definite-lived intangible assets:
Customer relationships	$170,887	$73,207	$174,150	$69,258
Non-compete agreements	8,001	8,001	8,656	8,509
Technology / know-how	22,484	7,850	22,495	6,276
Other	3,716	3,716	3,716	3,716
Total definite-lived intangible assets	205,088	92,774	209,017	87,759
Total intangible assets	$277,189	$92,774	$283,818	$87,759

Amortization expense totaled $12,870,000, $15,286,000, and $19,679,000 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2021	$11,975
2022	$10,345
2023	$9,742
2024	$9,742
2025	$8,913

Impairment of Long-Lived Assets

Fiscal 2020:  During the fourth quarter of 2020, the Company performed the annual impairment test on its indefinite lived assets.  The results of the analysis indicated the fair market value of certain European tradenames used in the Pressure Cylinders businesses no longer supported their book value of $6,600,000, resulting in an impairment charge of $3,800,000.  The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable Level 3 inputs.

During the fourth quarter of fiscal 2020, the Company identified an impairment indicator related to the TWB Hermosillo facility operating lease due to the economic impact of COVID-19.  As a result, the lease ROU asset with a net book value of $565,000 was deemed fully impaired and written off.

In May 2020, the Company committed to a plan to shut down the packaging solutions business in Greensburg, Indiana.  As a result, long-lived assets with a carrying value of $2,810,000 were written down to their estimated fair market value of $266,000 (determined using Level 2 inputs), resulting in an impairment charge of $2,544,000.

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio, into its existing manufacturing facility in Bremen, Ohio. As a result, the Company tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14,274,000 and $6,577,000, respectively, for impairment. The book value of the fixed assets was determined to be in excess of fair market value, resulting in an impairment charge of $4,679,000 during the third quarter of fiscal 2020.  Additionally, the customer list intangible assets were deemed to be fully impaired and written off.  Fair market value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.  The land and building of the Wooster facility met the criteria for classification as assets held for sale and, accordingly, have been presented separately as assets held for sale in our consolidated balance sheet at May 31, 2020 .

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

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility. The land and building related to the facility were determined to not be impaired. The production equipment was determined to be below fair market value.  Therefore, the net assets were written down to their estimated fair market value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,274,000 in the third quarter of fiscal 2020.  These assets, with a net book value of $7,813,000, have been presented separately as assets held for sale in the consolidated balance sheet at May 31, 2020.

During the first quarter of fiscal 2020, we closed on an agreement by which we contributed substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana to the Cabs joint venture. The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), which resulted in the recording of a $35,194,000 impairment charge during the first quarter of fiscal 2020. Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off. For additional information, refer to “NOTE C – Investments in Unconsolidated Affiliates”.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the sale would have an adverse impact on the manner and extent in which the remaining assets were used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

Fiscal 2019:  During the fourth quarter of fiscal 2019, management finalized plans to close the Company’s compressed natural gas fuel systems facility in Salt Lake City, Utah.  As a result, long-lived assets with a carrying value of $2,405,000 were written down to their estimated fair market value of $238,000 (determined using Level 2 inputs), resulting in an impairment charge of $2,167,000 in fourth quarter of fiscal 2019.  The Company ceased production at this facility in May 2019.

During the fourth quarter of fiscal 2019, management determined that indicators of impairment were present with regard to certain long-lived assets of the Canton, Michigan facility operated by the Company’s consolidated joint venture, WSP.  As a result, long-lived assets with a carrying value of $4,269,000 were written down to their estimated fair market value of $1,000,000 (determined using Level 2 inputs), resulting in an impairment charge of $3,269,000 in the fourth quarter of fiscal 2019.

During the first quarter of fiscal 2019, changes in the facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair market value less cost to sell to $7,000,000 which generated an impairment charge of $2,381,000 in the first quarter of fiscal 2019.  Fair market value was determined using observable (Level 2) inputs.

Fiscal 2018:  During the fourth quarter of fiscal 2018, management committed to plans to sell the Company’s cryogenics business in Turkey, Worthington Aritas, and certain underperforming oil & gas equipment assets within Pressure Cylinders.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell.  The book value of Worthington Aritas exceeded its estimated fair market value of $9,000,000, resulting in an impairment charge of $42,422,000, consisting of $19,621,000, $11,549,000, and $11,252,000 related to fixed assets, intangible assets, and other assets, respectively.  The impairment charge related to intangible assets was for customer relationships and technological know-how.  The book value of the oil & gas equipment asset group also exceeded its estimated fair market value of $21,000,000, resulting in an impairment charge of $10,497,000, consisting of $4,015,000, $3,849,000, and $2,633,000 related to allocated goodwill, intangible assets, and fixed assets, respectively.  The impairment charge related to intangible assets was for the full write-off of the remaining book value of customer relationships.  In both instances, fair market value was determined using observable (Level 2) inputs.

During the second quarter of fiscal 2018, the Company determined that indicators of impairment were present with regard to the goodwill and intangible assets of the former Worthington Energy Innovations, LLC (“WEI”) reporting unit.  As a result, these assets were written down to their estimated fair market value resulting in an impairment charge of $7,325,000.  During the second quarter of fiscal 2018, the Company also identified the presence of impairment indicators with regard to vacant land at the oil & gas equipment facility in Bremen, Ohio, resulting in an impairment charge of $964,000 to write the vacant land down to its estimated fair value.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2020, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$774	$9,096	$(3,245)	$(89)	$6,536
Facility exit and other costs	2	829	(730)	55	156
	$776	9,925	$(3,975)	$(34)	$6,692
Net loss on sale of assets		123
Restructuring and other expense, net		$10,048

During fiscal 2020, the following actions were taken related to the Company’s restructuring activities:

•

In July 2019, Pressure Cylinders completed the sale of its cryogenics business in Turkey, the net assets of which had been previously classified as assets held for sale. In connection with the sale, the Company realized net cash proceeds of $8,295,000 and recognized a net loss of $481,000.

•

In November 2019, the Company contributed substantially all of the net assets of the Engineered Cabs business to the newly-formed Cabs joint venture. In connection with the transaction, the Company recognized a net gain of $50,000. In fiscal 2020, final closing adjustments resulted in the recognition of an additional net gain of $208,000.  Subsequent to closing the transaction, the Company sold some assets of the retained fabricated products business in Stow, Ohio for a net gain of $100,000 and recognized facility exit costs of $103,000.

•

In February 2020, the Company announced the closure of the Hermosillo, Mexico facility and an office in Sonata, Mexico, both operated by the Company’s consolidated joint venture, TWB within Steel Processing. In connection with the closures, and a reduction in personnel at Puebla, Mexico, the Company recognized severance expense of $620,000.

•

In February 2020, the Company’s WSP joint venture within Steel Processing committed to plans to close and sell the assets of its Canton, Michigan facility. In connection with the sale, the Company recognized severance expense of $450,000.

•

In the third quarter of fiscal 2020, the Company announced a plan, within Pressure Cylinders, to consolidate its oil & gas equipment manufacturing operations in Wooster, Ohio into its existing facility in Bremen, Ohio.  In connection with the consolidation, the Company recognized $2,313,000 in severance expense and $522,000 in facility exit costs.

•

In the fourth quarter of fiscal 2020, the Company recognized severance expense of $2,175,000 in Steel Processing, $2,296,000 in Pressure Cylinders and $873,000 in Other in connection with the reduction in workforce related to the impact of COVID-19.

•

In the fourth quarter of fiscal 2020, the Company committed to plans to close the packaging solutions business served through the facility in Greensburg, Indiana.  In connection with the closure, the Company recognized $166,000 in severance expenses.

•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $203,000 within Steel Processing and facility exit costs of $204,000, of which $151,000 was within Pressure Cylinders and $53,000 in Steel Processing.

The total liability as of May 31, 2020 is expected to be paid in the next twelve months.

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

During fiscal 2019, the following actions were taken related to the Company’s restructuring activities:

•

In connection with the consolidation of the Company’s industrial gas operations in Portugal following the acquisition of AMTROL in fiscal 2018, the Company recognized severance expense of $1,086,000 and facility exit costs of $513,000 within Pressure Cylinders.

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

•	Upon exit of the North America compressed natural gas (“CNG”) fuel system market in the Salt Lake City, Utah facility, the Company recognized severance expense of $519,000 within Pressure Cylinders.
•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $205,000 within Pressure Cylinders and a reduction to facility exit costs of $10,000 within Steel Processing.

The total liability as of May 31, 2019 was expected to be paid in the immediately following twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  In connection with this matter, we recorded a $13,000,000 charge to costs of goods sold during the third quarter of fiscal 2019 to reflect our estimated costs of replacing these tanks.  During the third quarter of fiscal 2020, a favorable adjustment of $2,265,000 was recorded related to lower than expected freight.

A progression of the liabilities recorded in connection with this matter during fiscal 2020 is summarized in the following table:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Tank replacement costs	$8,500	$-	$(1,271)	$(2,265)	$4,964

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next six months.

Note G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2020, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $6,418,000 at May 31, 2020.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

We also had in place $15,300,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2020.  The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2020.

Note H – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2020 and 2019:

(in thousands)	2020	2019
1.56% senior notes due August 23, 2029	$33,311	$-
1.56% senior notes due August 23, 2031	7,439	-
1.90% senior notes due August 23, 2031	25,872	-
1.90% senior notes due August 23, 2034	35,199	-
4.30% senior notes due August 1, 2032	200,000	200,000
4.55% senior notes due April 15, 2026	250,000	250,000
4.60% senior notes due August 10, 2024	150,000	150,000
6.50% senior notes due April 15, 2020	-	150,000
Term loans	-	-
Other	1,239	3,100
Total debt	703,060	753,100
Unamortized discount and debt issuance costs	(3,395)	(3,801)
Total debt, net	699,665	749,299
Less: current maturities and short-term borrowings	149	150,943
Total long-term debt	$699,516	$598,356

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2021	$-
2022	298
2023	298
2024	298
2025	298
Thereafter	701,868
Total	$703,060

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The 2031 Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The 2034 Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Debt issuance costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheet within long-term debt as a contra-liability.  They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the respective Senior Notes.  The unamortized portion of the debt issuance costs was $126,000 at May 31, 2020.

The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150,000,000 aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020 (the “2020 Notes”).  The 2020 Notes were redeemed in full on August 30, 2019.  In connection with the early redemption, the Company recognized a loss on extinguishment of debt of $4,034,000, which has been presented separately in our consolidated statement of earnings for fiscal 2020.

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”).  The 2032 Notes bear interest at a rate of 4.300%.  The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity.  We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facilities and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.  We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes.  The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in AOCI.  Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount, respectively.  The debt issuance costs and the debt discount were recorded on the consolidated balance sheet within long-term debt as a contra-liability.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,717,000 and $161,000, respectively, at May 31, 2020 and $1,857,000 and $174,000, respectively, at May 31, 2019.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”).  The 2026 Notes bear interest at a rate of 4.55%.  The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity.  We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facility.  Approximately $3,081,000, $2,279,000 and $528,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively.  The debt issuance costs and debt discount were recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.  The unamortized portion of the debt issuance costs and debt discount was $1,108,000 and $256,000, respectively, at May 31, 2020 and $1,297,000 and $300,000, respectively, at May 31, 2019.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”).  The 2024 Notes bear interest at a rate of 4.60%.  The net proceeds from this issuance were used to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $80,000 of the aggregate proceeds were allocated to debt issuance costs.  The unamortized portion of the debt issuance costs was $28,000 and $35,000 at May 31, 2020 and 2019, respectively.

Other Financing Arrangements

We maintain a revolving trade accounts receivable securitization facility (the “AR Facility”).  On January 13, 2020, the Company extended the maturity of the AR Facility by one year to January 2021 and reduced the borrowing capacity from $50,000,000 to $10,000,000.  Pursuant to the terms of the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Corporation (“WRC”), a wholly-owned, consolidated, bankruptcy-remote subsidiary.  In turn, WRC may sell without recourse, on a revolving basis, up to $10,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank.  We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest.  Because the amount eligible to be sold excludes receivables more than 90 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal.  As of May 31, 2020, no undivided ownership interests in this pool of accounts receivable had been sold.  Facility fees of $132,000, $202,000, and $383,000 were recognized within interest expense during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  On July 22, 2020, the Company elected to terminate the AR Facility.

We also maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On February 16, 2018, the Company amended the terms of the Credit Facility, extending the maturity by three years to February 2023. Debt issuance costs of $805,000 were incurred as a result of the renewal.  These costs have been deferred and are being amortized over the life of the Credit Facility to interest expense.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2020.  As discussed in “Note G – Guarantees,” we provided $15,300,000 in letters of credit for third-party beneficiaries as of May 31, 2020.  While not drawn against at May 31, 2020, $250,000 of these letters of credit were issued against availability under the Credit Facility, leaving $499,750,000 available at May 31, 2020.

Note I – Comprehensive Income (Loss)

Other Comprehensive Income (Loss):  The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2020			2019			2018
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before -Tax	Tax	Net-of- Tax
Foreign currency translation	$10,480	17	$10,497	$(14,772)	$-	$(14,772)	$12,744	$-	$12,744
Pension liability adjustment	(5,395)	1,365	(4,030)	(2,203)	418	(1,785)	1,875	(309)	1,566
Cash flow hedges	2,339	(559)	1,780	(16,227)	3,780	(12,447)	1,351	(392)	959
Other comprehensive income (loss)	$7,424	$823	$8,247	$(33,202)	$4,198	$(29,004)	$15,970	$(701)	$15,269

Accumulated Other Comprehensive Loss:  The components of the changes in accumulated other comprehensive loss for the fiscal years ended May 31, 2020 and May 31, 2019 were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2018	$(4,987)	$(16,071)	$6,478	$(14,580)
Other comprehensive loss before reclassifications	(14,652)	(3,404)	(12,637)	(30,693)
Reclassification adjustments to income (a)	-	1,201	(3,590)	(2,389)
Income tax effect	-	418	3,780	4,198
Balance at May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	10,480	(5,948)	(9,497)	(4,965)
Reclassification adjustments to income (a)	-	553	11,836	12,389
Income tax effect	17	1,365	(559)	823
Balance at May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)

(a)	The statement of earnings classification of amounts reclassified to income for cash flow hedges is disclosed in “Note Q – Derivative Financial Instruments and Hedging Activities.”

The estimated net amount of the losses in AOCI at May 31, 2020 expected to be reclassified into net earnings within the succeeding twelve months is $4,781,000 (net of tax of $1,430,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2020 and will change before actual reclassification from other comprehensive loss to net earnings during fiscal 2021.

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

Common Shares:  On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to 6,828,855 outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the outstanding common shares of Worthington Industries, Inc.   These common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at May 31, 2020 was 7,700,000.

During fiscal 2020, 2019 and 2018, we repurchased 1,300,000, 4,100,000 and 4,375,000 common shares, respectively, having an aggregate cost of $50,972,000, $168,113,000 and $204,267,000, respectively.

On October 1, 2014, Worthington Industries, Inc. amended its non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares of Worthington Industries, Inc. with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed.  For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of Worthington Industries, Inc. and cash in lieu of fractional common shares.  As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity.  The amounts recorded in equity totaled $547,000, $680,000 and $1,218,000 at May 31, 2020, 2019 and 2018, respectively.  Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheets.

Note K – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.  We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees.  A total of 3,900,578 of Worthington Industries, Inc. common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2020.

We recognized pre-tax stock-based compensation expense of $11,883,000 ($9,150,000 after-tax), $11,733,000 ($9,034,000 after-tax), and $13,758,000 ($9,482,000 after-tax) under the Plans during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  At May 31, 2020, the total unrecognized compensation cost related to non-vested awards was $17,400,000, which will be expensed over the next three fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options are non-qualified stock options.  The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant.  Generally, stock options granted to employees vest and become exercisable at the rate of (i) 20% per year for options issued before June 30, 2011, and (ii) 33% per year for options issued on or after June 30, 2011, in each case beginning one year from the date of grant, and expire ten years after the date of grant.  Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders of Worthington Industries, Inc. is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc.  Stock options can be exercised through net-settlement, at the election of the option holder.

U.S. GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant-date fair value.  We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions.  The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of Worthington Industries, Inc. common shares); risk-free interest rate (based on the U.S. Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of Worthington Industries, Inc. common shares over the preceding annual period).

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

(in thousands, except per share amounts)	2020	2019	2018
Granted	101	96	90
Weighted average exercise price, per share	$38.91	$42.86	$47.76
Weighted average grant date fair value, per share	$10.21	$12.54	$14.99
Pre-tax stock-based compensation, net of forfeitures	$1,029	$1,199	$1,203

The weighted average fair value of stock options granted in fiscal 2020, fiscal 2019 and fiscal 2018 was based on the following weighted average assumptions:

	2020	2019	2018
Assumptions used:
Dividend yield	2.42%	2.02%	1.81%
Expected volatility	33.10%	33.09%	36.65%
Risk-free interest rate	1.86%	2.79%	1.98%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2020		2019		2018
(in thousands, except per share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,555	$24.01	2,019	$22.26	2,307	$20.99
Granted	101	38.91	96	42.86	90	47.76
Exercised	(303)	13.99	(506)	18.45	(371)	20.37
Forfeited	(1)	43.04	(54)	44.31	(7)	33.02
Outstanding, end of year	1,352	27.34	1,555	24.01	2,019	22.26
Exercisable at end of year	1,167	25.34	1,397	21.96	1,800	20.03

		Weighted
		Average
	Number of	Remaining	Aggregate
	Stock	Contractual	Intrinsic
	Options	Life	Value
	(in thousands)	(in years)	(in thousands)
May 31, 2020
Outstanding	1,352	3.21	$8,846
Exercisable	1,167	2.44	$8,846

May 31, 2019
Outstanding	1,555	3.15	$18,728
Exercisable	1,397	2.62	$18,728

May 31, 2018
Outstanding	2,019	3.59	$51,858
Exercisable	1,800	3.06	$50,673

The total intrinsic value of stock options exercised during fiscal 2020 was $2,445,000.  The total amount of cash received from the exercise of stock options during fiscal 2020 was $708,000, and the related excess tax benefit realized from share-based payment awards was $1,287,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
	(in thousands)	per share
Non-vested, beginning of year	158	$12.26
Granted	101	10.21
Vested	(73)	12.42
Forfeited	(1)	15.98
Non-vested, end of year	185	$11.06

Service-Based Restricted Common Shares

We have awarded restricted common shares to certain employees and non-employee directors that contain service-based vesting conditions.  Service-based restricted common shares granted to employees cliff vest generally three years from the date of grant.  Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above with respect to non-qualified stock option grants.  All service-based restricted common shares are valued at the closing market price of the Worthington Industries, Inc. common shares on the date of the grant.

The table below sets forth the service-based restricted common shares we granted during each of fiscal 2020, fiscal 2019 and fiscal 2018.  The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective vesting periods.

(in thousands, except per share amounts)	2020	2019	2018
Granted	247	339	176
Weighted average grant date fair value, per share	$37.50	$43.35	$47.88
Pre-tax stock-based compensation, net of forfeitures	$9,258	$14,692	$7,605

The following tables summarize the activity for service-based restricted common shares for the years ended May 31:

	2020		2019		2018
(in thousands, except per share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	811	$43.25	796	$40.80	865	$39.49
Granted	247	37.50	339	43.35	176	47.88
Vested	(395)	42.00	(229)	34.63	(205)	40.96
Forfeited	(20)	44.10	(95)	43.83	(40)	41.58
Outstanding, end of year	643	41.79	811	43.25	796	40.80

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.55		1.21		1.21

Aggregate intrinsic value of outstanding restricted
common shares	$19,230		$27,681		$38,160

Aggregate intrinsic value of restricted common
shares vested during the year	$15,322		$10,388		$10,330

Market-Based Restricted Common Shares

On June 24, 2014, we granted an aggregate of 50,000 market-based restricted common shares to two key employees under one of the Plans.  Vesting of these restricted common share awards was to be contingent upon the price of the Worthington Industries, Inc. common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these market-based restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense was determined to be $1,603,000.  In fiscal 2016, 25,000 of these restricted common shares were cancelled.  On September 26, 2018, the remaining market-based restricted common share award was modified to extend the vesting period by one year, to June 24, 2020.  The incremental fair value as of the modification date was $261,000 and was recognized on a straight-line basis over the remaining term.  The conditions required for vesting of these remaining shares was not met by June 24, 2020 and they were subsequently forfeited.

On September 28, 2018, we granted an aggregate 225,000 market-based restricted common shares to two key employees under the Plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2020, 2021 and 2022.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair value of performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2020, fiscal 2019 and fiscal 2018:

(in thousands, except per share amounts)	2020	2019	2018
Granted	55	43	54
Weighted average grant date fair value, per share	$38.91	$42.91	$50.61
Pre-tax stock-based compensation	$2,159	$1,854	$2,748

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

We also have one defined benefit plan, The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan” or “defined benefit plan”).  The Gerstenslager Plan is a non‑contributory pension plan, which covers certain employees based on age and length of service.  Our contributions have complied with ERISA's minimum funding requirements.  Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance.  We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan.  During fiscal 2019, the Gerstenslager Plan was amended to allow certain inactive participants to take a lump sum settlement.

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the defined contribution plans for the years ended May 31:

(in thousands)	2020	2019	2018
Defined benefit plan:
Interest cost	$1,352	$1,503	$1,522
Return on plan assets	(1,928)	(532)	(1,361)
Net amortization and deferral	628	(918)	(20)
Net periodic pension cost on defined benefit plan	52	53	141
Settlement cost	-	760	-
Defined contribution plans	16,495	16,308	14,972
Total retirement plan cost	$16,547	$17,121	$15,113

The following actuarial assumptions were used for our defined benefit plan:

	2020	2019	2018
To determine benefit obligation:
Discount rate	2.65%	3.57%	4.02%
To determine net periodic pension cost:
Discount rate	3.57%	4.02%	3.94%
Expected long-term rate of return	7.00%	7.00%	7.00%

To calculate the discount rate, we used the expected cash flows of the benefit payments and the FTSE Pension Index (formerly Citigroup).  The Gerstenslager Plan’s expected long-term rate of return in fiscal 2020, fiscal 2019 and fiscal 2018 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement.  In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of plan assets and the funded status of the Gerstenslager Plan as of, and for the fiscal years ended May 31:

(in thousands)	2020	2019
Change in benefit obligation
Benefit obligation, beginning of year	$38,519	$38,010
Interest cost	1,352	1,503
Actuarial loss	7,671	1,868
Benefits paid	(1,375)	(1,201)
Settlements	-	(1,661)
Benefits obligation, end of year	$46,167	$38,519

Change in plan assets
Fair value, beginning of year	$26,258	$27,212
Return on plan assets	1,928	532
Company contributions	1,699	1,376
Benefits paid	(1,375)	(1,201)
Settlements	-	(1,661)
Fair value, end of year	28,510	26,258
Funded status	$(17,657)	$(12,261)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(17,657)	$(12,261)
Accumulated other comprehensive loss	25,413	18,370

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	25,413	18,370
Total	$25,413	$18,370

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal years ended May 31:

(in thousands)	2020	2019
Net loss	$(7,596)	$(3,227)
Amortization of prior service cost	-	-
Amortization of net loss	553	441
Extraordinary charges	-	759
Total recognized in other comprehensive loss	$(7,043)	$(2,027)
Total recognized in net periodic benefit cost and other comprehensive income	$7,095	$2,839

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost during fiscal 2021 is $775,000.

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

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2020:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$1,613	$1,613	$-	$-
Bond funds	12,619	12,619	-	-
Equity funds	11,885	11,885	-	-
Administrative funds	2,393	2,393
Total	$28,510	$28,510	$-	$-

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2019:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$3,109	$3,109	$-	$-
Bond funds	11,865	11,865	-	-
Equity funds	11,284	11,284	-	-
Total	$26,258	$26,258	$-	$-

Fair values of the money market, bond and equity funds held by the defined benefit plan were determined by quoted market prices.

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2020	2019
Asset category:
Equity securities	42%	43%
Debt securities	44%	45%
Other	14%	12%
Total	100%	100%

Equity securities include no employer stock.  The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants;  (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plan’s liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments.  We have already contributed $142,000 in fiscal 2021 and have 11 contributions planned for fiscal 2021 totaling $1,558,000.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit plan during the fiscal years noted:

(in thousands)
2021	$1,404
2022	$1,470
2023	$1,516
2024	$1,569
2025	$1,635
2026-2030	$9,740

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location.  Severance benefits must be paid to all employees hired before December 31, 2002.  Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings).  Service benefits are based on a percentage of compensation and years of service.  The accrued liability for these unfunded plans was $6,863,000 and $7,009,000 at May 31, 2020 and 2019, respectively, and was included in other liabilities on the consolidated balance sheets.  Net periodic pension cost for these plans was $494,000, $925,000, and $601,000, for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The assumed salary rate increase was 2.75% for fiscal 2020, fiscal 2019 and fiscal 2018.  The discount rate at May 31, 2020, 2019 and 2018 was 1.65%, 1.40%, and 1.80%, respectively.  Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note M – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into federal law. The TCJA significantly revised the U.S. corporate income tax system by lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA added several new provisions including changes to bonus depreciation, the deduction for executive compensation, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII, did not apply to the Company until June 1, 2018. The Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries for the new tax. The two material items that impacted the Company for fiscal 2018 were the reduction in the tax rate and a one-time mandatory deemed repatriation tax imposed on the Company’s unremitted foreign earnings. Due to the Company’s fiscal year, the Company’s fiscal 2018 U.S. federal blended statutory income tax rate was 29.2%. The Company’s U.S. federal statutory income tax rate is 21.0% starting June 1, 2018.

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

Earnings before income taxes for the three fiscal years ended May 31 include the following components:

(in thousands)	2020	2019	2018
U.S. based operations	$99,493	$173,200	$177,088
Non – U.S. based operations	11,293	33,256	31,982
Earnings before income taxes	110,786	206,456	209,070
Less: Net earnings attributable to noncontrolling interests*	5,648	9,818	6,056
Earnings before income taxes attributable to controlling interest	$105,138	$196,638	$203,014

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the fiscal years ended May 31 were as follows:

(in thousands)	2020	2019	2018
Current
Federal	$20,739	$15,454	$33,261
State and local	1,713	2,309	3,292
Foreign	5,199	7,985	9,904
	27,651	25,748	46,457
Deferred
Federal	(2,350)	18,195	(34,442)
State and local	732	1,621	388
Foreign	309	(2,381)	(4,183)
	(1,309)	17,435	(38,237)
	$26,342	$43,183	$8,220

 Tax benefits (expenses) related to defined benefit pension liability that were credited to (deducted from) OCI were $1,365,000, $418,000, and $(309,000) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  Tax benefits (expenses) related to cash flow hedges that were credited to (deducted from) OCI were $(559,000), $3,780,000, and $(392,000) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

A reconciliation of the federal statutory corporate income tax rate to total tax provision follows:

	2020	2019	2018
Federal statutory corporate income tax rate	21.0%	21.0%	29.2%
State and local income taxes, net of federal tax benefit	2.4	2.1	2.3
Non-U.S. income taxes at other than federal statutory rate	3.1	0.2	(1.4)
Qualified production activities deduction	-	-	(2.3)
Impact of tax reform (1)	-	-	(15.4)
Worthington Aritas write down	-	-	(4.8)
Excess benefit related to share-based payment awards	(1.2)	(1.4)	(2.0)
Nondeductible executive compensation	1.1	0.6	0.3
AMTROL acquisition	-	-	(1.9)
Other	(1.3)	(0.5)	-
Effective tax rate attributable to controlling interest	25.1%	22.0%	4.0%

(1)

Amount reflects the impact of the re-measurement of the Company’s deferred tax balances at the lower federal statutory corporate income tax rate, net of the mandatory deemed repatriation tax on unremitted foreign earnings.

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 23.8%, 20.9% and 3.9% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits was $1,718,000, $1,621,000, and $2,638,000 as of May 31, 2020, 2019 and 2018, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate attributable to controlling interest was $1,357,000 as of May 31, 2020.  Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings.  As of May 31, 2020, 2019 and 2018, we had accrued liabilities of $68,000, $287,000 and $271,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2019	$1,621
Decreases - tax positions taken in prior years	(83)
Increases - tax positions taken in prior years	1,419
Increases - current tax positions	35
Settlements	(1,118)
Lapse of statutes of limitations	(156)
Balance at May 31, 2020	$1,718

Approximately $167,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal –2017 and forward

U.S. State and Local –2015 and forward

Austria – 2016 and forward

Canada –2017 and forward

Mexico – 2014 – and forward

Portugal – 2016 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2020	2019
Deferred tax assets
Accounts receivable	$1,246	$1,516
Inventories	5,554	5,649
Accrued expenses	21,214	21,195
Net operating loss carry forwards	11,732	16,433
Stock-based compensation	6,931	10,989
Derivative contracts	1,920	2,054
Operating lease - ROU liability	7,294	-
Other	3,549	316
Total deferred tax assets	59,440	58,152
Valuation allowance for deferred tax assets	(11,178)	(14,619)
Net deferred tax assets	48,262	43,533
Deferred tax liabilities
Property, plant and equipment	(95,553)	(91,732)
Investment in affiliated companies, principally due to undistributed earnings	(15,884)	(23,035)
Operating lease - ROU asset	(6,241)	-
Other	(2,526)	(2,868)
Total deferred tax liability	(120,204)	(117,635)
Net deferred tax liability	$(71,942)	$(74,102)

At May 31, 2020, we had tax benefits for federal foreign tax credits of $550,000 that expire May 31, 2030, tax benefits for state net operating loss carry forwards of $10,494,000 that expire from fiscal 2021 to the fiscal year ending May 31, 2040, and tax benefits for state net operating loss carry forwards of $889,000 with no expiration date.

The valuation allowance for deferred tax assets of $11,178,000 at May 31, 2020 is associated primarily with the net operating loss carry forwards.  The majority of the state valuation allowance relates to our facility in Decatur, Alabama and our oil and gas equipment business.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note N – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(in thousands, except per share amounts)	2020	2019	2018
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$78,796	$153,455	$194,794
Denominator:
Denominator for basic earnings per share attributable to controlling
interest - weighted average common shares	54,958	57,196	60,923
Effect of dilutive securities	1,025	1,627	2,119
Denominator for diluted earnings per share attributable to controlling
interest - adjusted weighted average common shares	55,983	58,823	63,042
Basic earnings per share attributable to controlling interest	$1.43	$2.68	$3.20
Diluted earnings per share attributable to controlling interest	$1.41	$2.61	$3.09

Stock options covering 398,498, 313,144, and 188,504 common shares for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

Note O – Segment Data

Our operations are managed principally on a products and services basis and include two reportable business segments: Steel Processing and Pressure Cylinders, each of which is comprised of a similar group of products and services.  Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.  A discussion of each of our reportable business segments is outlined below.

Steel Processing: The Steel Processing reportable segment consists of the Worthington Steel business unit and four consolidated joint ventures: Samuel, Spartan, TWB and WSP.  Spartan operates a cold-rolled, hot-dipped galvanizing line and TWB operates a laser welded blanking business.  WSP serves primarily as a toll processor for United States Steel Corporation and others.  Its services include slitting, blanking, cutting-to-length, laser blanking, laser welding, tension leveling and warehousing.  Samuel operates steel pickling facilities in Ohio.  Worthington Steel is an intermediate processor of flat-rolled steel.  This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot-dipped galvanizing, hydrogen annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including  acrylic and paint coating. Worthington Steel sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  The percentage of our consolidated net sales generated by the Steel Processing reportable segment was approximately 61%, 65% and 63%, in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Pressure Cylinders: The Pressure Cylinders reportable segment consists of the Worthington Cylinders business unit.  The percentage of our consolidated net sales generated by the Pressure Cylinders reportable segment was approximately 37%, 32% and 34% in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  We acquired AMTROL on June 2, 2017, which has been included in the Pressure Cylinders reportable segment since that date, and accounted for approximately 8% of our consolidated net sales in both fiscal 2020 and fiscal 2019.

The Pressure Cylinders reportable segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil and gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuel cylinders, cryogenic equipment, and systems and services for handling liquid gases, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuel cylinders includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks, and to hold propane/autogas for automobiles and light- and medium-duty trucks. Cryogenic equipment and systems include liquid nitrogen storage freezers and shipping containers for organic specimens in healthcare and animal husbandry markets, and storage tanks and trailers for liquefied nitrogen, oxygen, argon, carbon dioxide, and hydrogen. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand-held torches, Balloon Time® helium-filled balloon kits, plumbing tools, well water tanks and expansion tanks. These products are sold primarily to mass merchandisers, retailers and distributors.

•	Oil & Gas Equipment: This market sector includes steel storage tanks, separation equipment, processing equipment and other products primarily used in the oil and gas markets.

Other: Effective November 1, 2019, the Company deconsolidated substantially all of the net assets of the Engineered Cabs business, which had historically been treated as a separate reporting segment.  The deconsolidated net assets included its two primary manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  The remaining non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  The retained Engineered Cabs assets, which are in the process of being closed, no longer qualify as a separate operating or reportable segment.  Accordingly, the activity related to our former Engineered Cabs operating segment has been reported in the “Other” category.  Segment information reported in previous periods has been restated to conform to this new presentation.

Certain income and expense items not allocated to our operating segments are included in Other, including product liability and healthcare reserves. The Other category also included the former WEI operating segment, through March 31, 2018 when we disposed of 65% of our 75% stake in the business effective March 31, 2018.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.”  We evaluate operating segment performance based on operating income (loss). Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2020	2019	2018
Net sales
Steel Processing	$1,859,670	$2,435,818	$2,252,771
Pressure Cylinders	1,148,424	1,207,798	1,206,183
Other	51,025	115,940	122,666
Total net sales	$3,059,119	$3,759,556	$3,581,620

Operating income (loss)
Steel Processing	$40,564	$89,761	$152,690
Pressure Cylinders	38,903	69,872	23,396
Other	(56,978)	(14,869)	(34,476)
Total operating income	$22,489	$144,764	$141,610

Depreciation and amortization
Steel Processing	$40,819	$40,374	$43,331
Pressure Cylinders	42,565	42,403	46,691
Other	9,294	12,825	13,337
Total depreciation and amortization	$92,678	$95,602	$103,359

Impairment of goodwill and long-lived assets
Steel Processing	$1,839	$3,269	$-
Pressure Cylinders	37,153	4,548	53,883
Other	43,698	-	7,325
Total impairment of goodwill and long-lived assets	$82,690	$7,817	$61,208

Restructuring and other expense (income), net
Steel Processing	$3,501	$(9)	$(10,087)
Pressure Cylinders	5,282	(11,009)	2,365
Other	1,265	-	301
Total restructuring and other expense (income), net	$10,048	$(11,018)	$(7,421)

Total assets
Steel Processing	$821,657	$924,966	$999,238
Pressure Cylinders	1,104,603	1,123,115	1,147,268
Other	405,255	462,715	475,281
Total assets	$2,331,515	$2,510,796	$2,621,787

Capital expenditures
Steel Processing	$40,588	$39,114	$31,966
Pressure Cylinders	41,484	37,558	32,697
Other	13,431	7,827	11,425
Total capital expenditures	$95,503	$84,499	$76,088

The following table presents net sales by geographic region for the fiscal years ended May 31:

(in thousands)	2020	2019	2018
North America	$2,912,777	$3,559,650	$3,275,090
International	146,342	199,906	306,530
Total	$3,059,119	$3,759,556	$3,581,620

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2020	2019
North America	$503,393	$514,519
International	69,251	64,145
Total	$572,644	$578,664

Note P – Acquisitions

Heidtman Cleveland (fiscal 2020)

On October 7, 2019, we acquired the operating net assets related to Heidtman’s Cleveland facility, excluding working capital, for cash consideration of $29,593,000.  The acquired net assets were managed and reported as a component of our Steel Processing operating segment until their contribution to the Samuel joint venture on December 31, 2019.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition, a customer list intangible asset was identified and valued and is being amortized over the estimated useful life of 10 years.

The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under applicable accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid and the final fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

		Measurement
	Preliminary	Period	Final
(in thousands)	Valuation	Adjustments	Valuation
Customer list	$2,900	$(100)	$2,800
Property, plant and equipment	7,515	(1,411)	6,104
Finance lease assets	8,000	3,940	11,940
Other assets	725	-	725
Net identifiable assets	19,140	2,429	21,569
Goodwill	10,453	(2,429)	8,024
Purchase price	$29,593	$-	$29,593

Worthington Samuel Coil Processing LLC (fiscal 2020)

On December 31, 2019, the Company contributed the recently acquired operating net assets of Heidtman’s Cleveland facility to the Samuel joint venture, in exchange for an incremental 31.75% interest in the joint venture, increasing the Company’s ownership to a 63% controlling interest.  The Heidtman assets were contributed at their net book value of $30,061,000, of which $11,123,000 has been attributed to the noncontrolling interest.  The transaction was accounted for as a step acquisition, which required the re-measurement of our previously held 31.25% ownership interest in the joint venture to fair value resulting a non-cash, net pre-tax gain of $6,055,000 within miscellaneous income, net in our consolidated statement of earnings for the third quarter of fiscal 2020.  The acquired net assets became part of our Steel Processing operating segment upon closing.  In connection with the acquisition, the name of the joint venture was changed to Worthington Samuel Coil Processing LLC.

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

Operating results of the Samuel joint venture have been included in our consolidated statements of earnings from the acquisition date forward.  For periods prior to the acquisition date, our portion of equity in net income of Samuel was included within equity in net income of unconsolidated affiliates in our consolidated statements of earnings.  Proforma results, including the acquired business since the beginning of fiscal 2018, would not be materially different than the reported results.

Magna Industries, Inc. (fiscal 2019)

On May 1, 2019, the Company acquired the net assets of Magna Industries, Inc., a Cleveland-based manufacturer of Mag-Torch® hand-held torches and Superior Tool® plumbing tools.  The total purchase price was $13,500,000, including contingent consideration with an estimated fair value of $2,000,000 related to an earn-out provision tied to future performance.  An additional $1,150,000 of the purchase price was deferred to cover any adjustments or disputes that arise after the closing date for up to one year.  In connection with the acquisition, the Company recognized total intangible assets of $3,677,000, including goodwill of $777,000 as of May 31, 2019.  The remaining purchase price was allocated primarily to working capital.

In fiscal 2020, two of the three components of the contingent consideration were satisfied resulting in a payment of $1,150,000, and $310,000 was recognized for final post-closing adjustments to net working capital.  Following the post-closing adjustments, net intangible assets recognized were $3,625,000, including goodwill of $725,000.

AMTROL (fiscal 2018)

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

The following table summarizes the consideration transferred for the assets of AMTROL and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

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

Note Q – Derivative Financial Instruments and Hedging Activities

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk. While certain of our derivative financial instruments are designated as hedging instruments, we also enter into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and therefore do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Foreign Currency Exchange Risk Management – We conduct business in several major international currencies and are, therefore, subject to risks associated with changing foreign currency exchange rates. We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. The translation of foreign currencies into U.S. dollars also subjects us to exposure related to fluctuating foreign currency exchange rates; however, derivative financial instruments are not used to manage this risk.

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

We are exposed to counterparty credit risk on all of our derivative financial instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure.  These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold.  Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold.  We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to "Note R – Fair Value Measurements" for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$4,294
	Other assets	79	Other liabilities	479
Totals		$79		$4,773
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$3,826
	Other assets	96	Other liabilities	178
		96		4,004
Foreign currency exchange contracts	Receivables	6	Accounts payable	-
Totals		$102		$4,004
Total derivative financial instruments		$181		$8,777

The amounts in the table above reflect the fair value of the Company’s derivative financial instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $1,780,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative financial instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2019:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$5	Accounts payable	$8,383
	Other assets	-	Other liabilities	201
Totals		$5		$8,584
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,347	Accounts payable	$3,568
	Other assets	62	Other liabilities	66
		2,409		3,634
Foreign currency exchange contracts	Receivables	-	Accounts payable	20
Totals		$2,409		$3,654
Total derivative financial instruments		$2,414		$12,238

The amounts in the table above reflect the fair value of the Company’s derivative financial instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $220,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions.  These derivative financial instruments are designated and qualify as cash flow hedges.  Accordingly, the effective portion of the gain or loss on the derivative financial instrument is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at May 31, 2020:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$58,953	June 2020 - December 2021

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2020 and fiscal 2019:

		Location of	Gain (Loss)
	Loss	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
(in thousands)	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2020:
Interest rate contracts	$(326)	Interest expense	$391
Commodity contracts	(9,171)	Cost of goods sold	(12,208)
Foreign currency exchange contracts	-	Miscellaneous income, net	(19)
Totals	$(9,497)		$(11,836)

For the fiscal year ended May 31, 2019:
Interest rate contracts	$-	Interest expense	$(162)
Commodity contracts	(12,637)	Cost of goods sold	3,752
Totals	$(12,637)		$3,590

The estimated net amount of the losses recognized in AOCI at May 31, 2020 expected to be reclassified into net earnings within the succeeding twelve months is $4,781,000 (net of tax of $1,430,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2020 and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2021.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment.  We also enter into certain commodity contracts that do not qualify for hedge accounting treatment.  Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2020:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$33,351	June 2020 - December 2021
Foreign currency exchange contracts	3,762	June 2020

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2020 and fiscal 2019:

		Loss
		Recognized in Earnings
		Fiscal Year Ended
	Location of Loss	May 31,
(in thousands)	Recognized in Earnings	2020	2019
Commodity contracts	Cost of goods sold	$(8,555)	$(5,114)
Foreign currency exchange contracts	Miscellaneous income, net	(9)	(3,604)
Total		$(8,564)	$(8,718)

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2020, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$181	$-	$181
Total assets	$-	$181	$-	$181

Liabilities
Derivative financial instruments (1)	$-	$8,777	$-	$8,777
Total liabilities	$-	$8,777	$-	$8,777

At May 31, 2019, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2,414	$-	$2,414
Total assets	$-	$2,414	$-	$2,414

Liabilities
Derivative financial instruments (1)	$-	$12,238	$-	$12,238
Total liabilities	$-	$12,238	$-	$12,238

(1)

The fair value of our derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities.  Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows.  Refer to “Note Q – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At May 31, 2020, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$-	$13,623	$13,623
Long-lived assets held for sale (2)	-	4,084	-	4,084
Long-lived assets held and used (3)	-	6,477	2,800	9,277
Total assets	$-	$10,561	$16,423	$26,984

(1)

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

(2)

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to plans to sell its Canton, Michigan facility and some of the production equipment at that facility.  In accordance with the applicable accounting guidance, certain production equipment was recorded at the lower of net book value or fair market value less costs to sell.  The book value of the WSP production equipment exceeded the estimated fair value of $700,000, resulting in an impairment charge of $1,274,000.

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas equipment manufacturing operations in Wooster, Ohio, fixed assets consisting of land and a building were written down to their estimated fair market value of $3,384,000.

(3)

During the fourth quarter of 2020, in connection with the annual indefinite lived assets impairment test, certain European tradenames were written down to their estimated fair market value of $2,800,000.

During the fourth quarter of fiscal 2020, the Company identified an impairment indicator related to the TWB Hermosillo facility operating lease due to the economic impact of COVID-19.  As a result, the lease ROU asset with a net book value of $565,000 was deemed fully impaired and written off.

In May 2020, the Company committed to a plan to shut down the packaging solutions business in Greensburg, Indiana.  As a result, long-lived assets with a carrying value of $2,810,000 were written down to their estimated fair market value of $266,000.

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas equipment manufacturing operations in Wooster, Ohio, customer list intangible assets were determined to be fully impaired and written off.  In addition, the remaining fixed assets at Wooster, Ohio were written down to their estimated fair market value of $6,211,000.

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

At May 31, 2019, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$3,700	$-	$3,700
Long-lived assets held for sale (2)	-	1,238	-	1,238
Long-lived assets held and used (3)	-	7,000	-	7,000
Total assets	$-	$11,938	$-	$11,938

(1)

During the fourth quarter of fiscal 2019, we determined our 10% minority ownership interest in our Nisshin joint venture was other than temporarily impaired due to current and projected operating losses.  As a result, the investment had been written down to its estimated fair market value of $3,700,000, resulting in an impairment charge of $4,017,000 within equity income of unconsolidated affiliates.

(2)

During the first quarter of fiscal 2019, changes in facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair market value less cost to sell to $7,000,000, generating an impairment charge of $2,381,000

(3)

During the fourth quarter of fiscal 2019, in connection with the closure of the CNG fuel systems facility in Salt Lake City, Utah, long-lived assets consisting primarily of technology-related intangible assets and fixed assets were written down to their estimated fair value of $238,000, resulting in an impairment charge of $2,167,000.  During the fourth quarter of fiscal 2019, certain long-lived assets at our consolidated joint venture, WSP, were written down to their estimated fair market value of $1,000,000, resulting in an impairment charge of $3,269,000

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $740,678,000 and $767,075,000 at May 31, 2020 and 2019, respectively.  The carrying amount of long-term debt, including current maturities, was $699,665,000 and $749,299,000 at May 31, 2020 and 2019, respectively.

Note S – Leases

On June 1, 2019, the Company adopted the new lease accounting standard under U.S. GAAP, Topic 842, which among other things, requires right-of-use (“ROU”) assets and liabilities be recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term.  Topic 842 was adopted using the modified retrospective approach as of the effective date of the new standard.  As such, comparative financial information for reporting periods beginning prior to June 1, 2019, has not been restated and continues to be reported under the previous accounting standard.   As allowed, we elected to carry forward the historical lease classification and to apply the short-term lease measurement and recognition exemption whereby ROU assets and ROU liabilities are not recognized for short-term leases.  Adoption of the new standard resulted in the recognition of $42,200,000 of net operating lease ROU assets and $43,400,000 of corresponding operating lease ROU liabilities.  The net operating lease ROU assets include the effect of reclassifying deferred rent as an offset in accordance with the transition guidance.  The impact of the new standard was immaterial to the Company’s results of operations and cash flows.

The Company determines if an arrangement is a lease at inception.  Operating lease ROU assets include any initial direct costs and prepayments less lease incentives.  Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options.  As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A expense depending on the underlying nature of the leased assets.

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

The components of lease expense for fiscal 2020 were as follows:

(in thousands)
Operating lease expense	$12,454
Financing lease expense:
Amortization of leased assets	451
Interest on lease liabilities	61
Total financing lease expense	512
Short-term lease expense	599
Variable lease expense	2,580
Total lease expense	$16,145

During the first quarter of fiscal 2020, ROU assets within the Engineered Cabs operating segment with a book value of $4,843,000 were deemed to be fully impaired and written off.  Refer to “NOTE D – Goodwill and Other Long-Lived Assets” for additional information.

During the fourth quarter of fiscal 2020, ROU assets related to the TWB Hermosillo facility with a book value of $565,000 were deemed to be fully impaired and written off.  Refer to “NOTE D – Goodwill and Other Long-Lived Assets” for additional information.

Other information related to the Company’s leases, as of and for the twelve-month period ended May 31, 2020, is provided below:

(dollars in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$11,531	$61
Financing cash flows	$-	$361
ROU assets obtained in exchange for lease liabilities	$4,954	$15,217
Weighted-average remaining lease term (in years)	5.24	31.38
Weighted-average discount rate	2.89%	3.68%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2020, were as follows:

(in thousands)	Operating Leases	Financing Leases
2021	$11,814	$537
2022	9,542	527
2023	6,890	399
2024	4,009	167
2025	2,828	171
Thereafter	5,035	5,649
Total	40,118	7,450
Less: imputed interest	(3,504)	(3,263)
Present value of lease liabilities	$36,614	$4,187

As previously disclosed in our Annual Report on Form 10-K for fiscal 2019, under the prior applicable accounting guidance, future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2019, were as follows:

(in thousands)
Year 1	$10,774
Year 2	8,398
Year 3	5,428
Year 4	4,054
Year 5	2,098
Thereafter	2,637
Total	$33,389

Note T – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices.  Net sales to affiliated companies for fiscal 2020, fiscal 2019 and fiscal 2018 totaled $33,826,000, $53,125,000, and $57,382,000, respectively.  Purchases from affiliated companies for fiscal 2020, fiscal 2019 and fiscal 2018 totaled $2,461,000, $2,906,000, and $7,292,000, respectively.  Accounts receivable from affiliated companies were $8,688,000 and $4,246,000 at May 31, 2020 and 2019, respectively.  Accounts payable to affiliated companies were $4,736,000 and $687,000 at May 31, 2020 and 2019, respectively.

Note U – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2020 and fiscal 2019:

(in thousands, except per share)	Three Months Ended
Fiscal 2020	August 31	November 30	February 29	May 31
Net sales	$855,859	$827,637	$763,996	$611,627
Gross margin	117,291	120,611	115,545	89,890
Impairment of goodwill and long-lived assets (1)	40,601	-	34,627	7,462
Net earnings (loss)	(2,455)	56,922	18,888	11,089
Net earnings (loss) attributable to controlling interest	(4,776)	52,086	15,311	16,175
Basic earnings (loss) per share - controlling interest	$(0.09)	$0.95	$0.28	$0.30
Diluted earnings (loss) per share - controlling interest	$(0.09)	$0.93	$0.27	$0.29

Fiscal 2019	August 31	November 30	February 28	May 31
Net sales	$988,107	$958,226	$874,381	$938,842
Gross margin	142,997	120,934	90,021	126,003
Impairment of long-lived assets (1)	2,381	-	-	5,436
Net earnings	56,958	37,792	29,548	38,975
Net earnings attributable to controlling interest	54,942	34,002	26,773	37,738
Basic earnings per share - controlling interest	$0.94	$0.59	$0.47	$0.68
Diluted earnings per share - controlling interest	$0.91	$0.57	$0.46	$0.66

(1)	For additional information regarding the Company’s impairment activity, refer to “Note D – Goodwill and Other Long-Lived Assets.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Note V – Subsequent Events

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  On the Effective Date, the investment had a readily determinable fair value and will be recorded at fair value each reporting period through the statement of earnings.  At the Effective Date, the Company owned 19,048,020 shares of Nikola common stock.  From July 6 to July 7, 2020, the Company sold an aggregate of 5,000,000 shares of Nikola common stock for aggregate proceeds of $237,875,856.  These proceeds are subject to tax.  After the sales, the Company owns 14,048,020 shares of Nikola common stock, 7,048,020 of which are subject to a lock-up agreement that restricts our ability to sell, transfer or otherwise monetize these shares until early December 2020, which may also adversely impact the value of this investment going forward.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance (A)	Balance at End of Period
Fiscal 2020:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,150,000	$580,000	$(209,000)	$1,521,000
Fiscal 2019:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$632,000	$659,000	$(141,000)	$1,150,000
Fiscal, 2018:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3,444,000	$11,000	$(2,823,000)	$632,000

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2020).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2020, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment.  This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2020.  The results of management’s assessment were reviewed with the Audit Committee of the Worthington Industries, Inc. Board of Directors.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Worthington Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated July 30, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
July 30, 2020

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 23, 2020 (the “2020 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1:  Election of Directors” in Worthington Industries’ definitive Proxy Statement relating to the 2020 Annual Meeting (“Worthington Industries’ Definitive 2020 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2020 (the fiscal year ended May 31, 2020).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in Worthington Industries’ Definitive 2020 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “Proposal 1:  Election of Directors – Committees of the Board – Nominating and Governance Committee” and “Corporate Governance – Nominating Procedures” in Worthington Industries’ Definitive 2020 Proxy Statement.  These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2019 Annual Meeting of Shareholders held on September 25, 2019.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1:  Election of Directors –Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2020 Proxy Statement.

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

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as “Investor Relations” section) of Worthington Industries’ Internet web site located at www.worthingtonindustries.com.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Compensation of Directors” in Worthington Industries’ Definitive 2020 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2020 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Executive Compensation — Compensation Committee Report” in Worthington Industries’ Definitive 2020 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in Worthington Industries’ Definitive 2020 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in Worthington Industries’ Definitive 2020 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and from the disclosure to be included under the caption “Transactions With Certain Related Persons” in Worthington Industries’ Definitive 2020 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Corporate Governance – Director Independence” and “Transactions With Certain Related Persons” in Worthington Industries’ Definitive 2020 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Audit Committee Matters – Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters  – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2020 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2020 and 2019

Consolidated Statements of Earnings for the fiscal years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Equity for the fiscal years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2020, 2019 and 2018

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

(b)

Exhibits:  The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted.

(c)	Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit	Location

2.1

Agreement and Plan of Merger, dated as of June 2, 2017, by and among Worthington Steel of Michigan, Inc., Worthington Rhode Island Corporation, New AMTROL Holdings, Inc. and Aqua Stockholder Representative, LLC, as Stockholder Representative ☨

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Industries, Inc., an Ohio corporation (the “Registrant”), dated June 6, 2017 and filed with the Securities and Exchange Commission (the “SEC”) on the same date  (SEC File No. 1-8399)

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

Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 (SEC File No. 1-8399)

4.1

Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Worthington Industries, Inc., as a Borrower; Worthington Industries International S.à.r.l., as a Borrower; PNC Bank, National Association, as a Lender, and the Swingline Lender, an Issuing Bank and the Administrative Agent; JPMorgan Chase Bank, N.A., as a Lender and the Syndication Agent; Bank of America, N.A.; Branch Banking and Trust Company; U.S. Bank National Association; Wells Fargo Bank, National Association; Fifth Third Bank; The Huntington National Bank; and The Northern Trust Company, as Lenders (collectively with PNC Bank, National Association and JPMorgan Chase Bank, N.A., the “Lenders”); with Bank of America, N.A., Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC serving as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2018 and filed with the SEC on the same date (SEC File No. 1-8399)

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
4.4

Form of 6.50% Global Note due April 15, 2020 (included as Exhibit A in Exhibit 4.3 incorporated by reference in this Annual Report on Form 10-K) [NOTE: The 6.5% Notes due April 15, 2020 were redeemed in full on August 30, 2019.]

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

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

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

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

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

4.9

Note Agreement, dated as of August 10, 2012, between Worthington Industries, Inc. and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd.

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
4.12

Amendment No. 2 to Note Agreement, dated August 23, 2019, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.13

Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No., 1-8399)

4.14

Form of 1.56% Series A Senior Note due August 23, 2021 issued on August 23, 2019 by Worthington Industries International S.à r.l. (included as Exhibit A-1 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.15

Form of 1.90% Series B Senior Note due August 23, 2034 issued on August 23, 2019 by Worthington Cylinders GmbH (included as Exhibit A-2 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.16	Guaranty Agreement, dated as of August 23, 2019, from Worthington Industries, Inc. in favor of the Holders (as defined in the Guaranty Agreement)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.17	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

4.18	Description of Capital Stock of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

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

Exhibit	Description of Exhibit	Location
10.15	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment effective as of September 26, 2013)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16	Third Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.17	Fourth Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long Term Incentive Plan (Fourth Amendment effective September 25, 2019) *	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

10.18	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment thereto)*	Incorporate herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

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
10.21

Form of Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, in order to evidence the grant, effective June 24, 2014, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan* [NOTE:  This restricted stock award was forfeited as of June 24, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

10.22

Amendment No. 1 to Restricted Stock Award Agreement entered into by Worthington Industries, Inc. with Geoffrey G. Gilmore, effective as of September 26, 2018, in order to amend the Restricted Stock Award Agreement, effective as of June 24, 2014, evidencing the grant of 25,000 performance-based restricted common shares to Mr. Gilmore pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan* [NOTE:  This restricted stock award was forfeited as of June 24, 2020.]

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.23

Form of Restricted Stock Award Agreement for awards granted after June 28, 2017 entered into and to be entered into by Worthington Industries, Inc. in order to evidence the grant, after June 28, 2017, of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereto and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.24	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2016 and filed with the SEC on the same day (SEC File No. 1-8399)

10.25

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

10.26	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.28	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.29

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

10.30	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2008 and filed with the SEC on the same date (SEC File No. 1-8399)

10.31	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (approved by shareholders on September 26, 2013)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.32

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Industries, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Industries, Inc. Annual Short Term Incentive Plan) *

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.33

Receivables Purchase Agreement, dated as of November 30, 2000, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10(h)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.34

Amendment No. 1 to Receivables Purchase Agreement, dated as of May 18, 2001, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10(h)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.35

Amendment No. 2 to Receivables Purchase Agreement, dated as of May 31, 2004, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10(g)(x) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (SEC File No. 1-8399)

10.36

Amendment No. 3 to Receivables Purchase Agreement, dated as of January 27, 2005, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

10.37

Amendment No. 4 to Receivables Purchase Agreement, dated as of January 25, 2008, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.38

Amendment No. 5 to Receivables Purchase Agreement, dated as of January 22, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 (SEC File No. 1-8399)

10.39

Amendment No. 6 to Receivables Purchase Agreement, dated as of April 30, 2009, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.40

Amendment No. 7 to Receivables Purchase Agreement, dated as of January 21, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 (SEC File No. 1-8399)

10.41

Amendment No. 8 to Receivables Purchase Agreement, dated as of April 16, 2010, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (SEC File No. 1-8399)

10.42

Amendment No. 9 to Receivables Purchase Agreement, dated as of January 20, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.43

Amendment No. 10 to Receivables Purchase Agreement, dated as of February 28, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.44

Amendment No. 11 to Receivables Purchase Agreement, dated as of May 6, 2011, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.45

Amendment No. 12 to Receivables Purchase Agreement, dated as of January 19, 2012, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.46

Amendment No. 13 to Receivables Purchase Agreement, dated as of January 18, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (SEC File No. 1-8399)

10.47

Amendment No. 14 to Receivables Purchase Agreement, dated as of July 15, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.48

Amendment No. 15 to Receivables Purchase Agreement, dated as of October 11, 2013, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.49

Amendment No. 16 to Receivables Purchase Agreement, dated as of May 23, 2014, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit		Location
10.50

Amendment No. 17 to Receivables Purchase Agreement, dated as of January 16, 2015, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.51

Amendment No. 18 to Receivables Purchase Agreement, dated as of January 16, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018 (SEC File No. 1-8399)

10.52

Amendment No. 19 to Receivables Purchase Agreement dated as of November 30, 2018, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

		,	Incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.53

Amendment No. 20 to Receivables Purchase Agreement, dated as of January 14, 2019, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank, National Association, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019 (SEC File No. 1-8399)

10.54

Amendment No. 21 to Receivables Purchase Agreement, dated as of January 13, 2020, among Worthington Receivables Corporation, as Seller, Worthington Industries, Inc., as Servicer, the members of the various purchaser groups from time to time party to the Receivables Purchase Agreement and PNC Bank National Associations, as Administrator [NOTE: The Receivables Purchase Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020 (SEC File No. 1-8399)

10.55

Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10(h)(iii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.56

Amendment No. 1, dated as of May 18, 2001, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10(h)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001 (SEC File No. 1-8399)

10.57

Amendment No. 2, dated as of August 25, 2006, to Purchase and Sale Agreement, dated as of November 30, 2000, between the various originators listed therein and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 (SEC File No. 1-8399)

10.58

Amendment No. 3, dated as of October 1, 2008, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Taylor, Inc. and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.59

Amendment No. 4, dated as of February 28, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Dietrich Industries, Inc. and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (SEC File No. 1-8399)

10.60

Amendment No. 5, dated as of May 6, 2011, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, The Gerstenslager Company and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.61

Amendment No. 6, dated as of January 19, 2012, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (SEC File No. 1-8399)

10.62

Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, Worthington Steel of Kentucky, L.L.C., The Worthington Steel Company (North Carolina), and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.63

Amendment No. 8, dated as of February 18, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 (SEC File No. 1-8399)

10.64

Amendment No. 9, dated as of November 30, 2018, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Worthington Torch, LLC and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (SEC File No. 1-8399)

10.65

Amendment No. 10, dated as of January 14, 2019, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various Remaining Originators listed therein, Worthington Industries Engineered Cabs, Inc., Worthington Industries Engineered Cabs, LLC, AMTROL Inc., Westerman, Inc. and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019 (SEC File No. 1-8399)

10.66

Amendment No. 11, dated as of January 13, 2020, to Purchase and Sale Agreement, dates as of November 30, 2000, among the various Remaining Originators listed therein, Structural Composites Industries LLC and Worthington Receivables Corporation [NOTE:  The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020 (SEC File No. 1-8399)

10.67	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.68	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.69	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.70	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location

10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for Named Executive Officers*	Filed herewith

10.78	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (SEC File No. 1-8399)

10.79

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

10.80

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

10.81	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.82	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc. *	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

Exhibit	Description of Exhibit	Location
23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	Filed herewith

101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Date File	The cover page from this Annual Report on Form 10-K for the fiscal year ended May 31, 2020, formatted in Inline XBRL is included within the Exhibit 101 attachments

☨

The Disclosure Schedules and Exhibits referenced in the Agreement and Plan of Merger were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger.  Worthington Industries, Inc. hereby undertakes to furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.
#

Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2020 of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2020 and 2019;
(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2020, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2020, 2019 and 2018;
(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2020, 2019 and 2018;
(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2020, 2019 and 2018; and

(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2020, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2020	By:	/s/ John P. McConnell
John P. McConnell,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ John P. McConnell	July 30, 2020	Director, Chairman of the Board and Chief
John P. McConnell		Executive Officer (Principal Executive Officer)

/s/ Joseph B. Hayek	July 30, 2020	Vice President and Chief Financial Officer
Joseph B. Hayek		(Principal Financial Officer)

/s/ Richard G. Welch	July 30, 2020	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*

The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ John P. McConnell	Date: July 30, 2020
John P. McConnell
Attorney-In-Fact