Form 10-Q
period 2020-08-31
WORTHINGTON INDUSTRIES INC
filed 2020-10-13
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On September 30, 2020, the number of Common Shares, without par value, issued and outstanding was 54,375,748.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the impacts from the Novel Coronavirus (“COVID-19”) and the actions taken by governmental authorities and others related thereto, including our ability to continue operating facilities in connection therewith, to cut variable costs, or to eventually recall furloughed workers;

•	future or expected cash positions, liquidity and ability to access financial markets and capital;
•	outlook, strategy or business plans;
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

ii

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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31,	May 31,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$650,068	$147,198
Receivables, less allowances of $1,646 and $1,521 at August 31, 2020
and May 31, 2020, respectively	423,138	341,038
Inventories:
Raw materials	163,762	234,629
Work in process	82,154	76,497
Finished products	73,562	93,975
Total inventories	319,478	405,101
Income taxes receivable	2,287	8,376
Assets held for sale	12,857	12,928
Investment in Nikola	287,630	-
Prepaid expenses and other current assets	70,999	68,538
Total current assets	1,766,457	983,179
Investments in unconsolidated affiliates	208,395	203,329
Operating lease assets	29,251	31,557
Goodwill	326,798	321,434
Other intangible assets, net of accumulated amortization of $94,877 and
$92,774 at August 31, 2020 and May 31, 2020, respectively	179,665	184,416
Other assets	34,541	34,956
Property, plant and equipment:
Land	24,572	24,197
Buildings and improvements	300,265	302,796
Machinery and equipment	1,079,899	1,055,139
Construction in progress	54,991	52,231
Total property, plant and equipment	1,459,727	1,434,363
Less: accumulated depreciation	873,781	861,719
Total property, plant and equipment, net	585,946	572,644
Total assets	$3,131,053	$2,331,515

Liabilities and equity
Current liabilities:
Accounts payable	$294,172	$247,017
Accrued compensation, contributions to employee benefit plans and
related taxes	88,145	64,650
Dividends payable	14,808	14,648
Other accrued items	50,036	49,974
Current operating lease liabilities	10,251	10,851
Income taxes payable	84,612	949
Current maturities of long-term debt	160	149
Total current liabilities	542,184	388,238
Other liabilities	82,814	75,786
Distributions in excess of investment in unconsolidated affiliate	101,865	103,837
Long-term debt	707,331	699,516
Noncurrent operating lease liabilities	23,880	25,763
Deferred income taxes, net	143,079	71,942
Total liabilities	1,601,153	1,365,082
Shareholders' equity - controlling interest	1,382,785	820,821
Noncontrolling interests	147,115	145,612
Total equity	1,529,900	966,433
Total liabilities and equity	$3,131,053	$2,331,515

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2020	2019
Net sales	$702,909	$855,859
Cost of goods sold	589,551	738,568
Gross margin	113,358	117,291
Selling, general and administrative expense	82,196	90,823
Impairment of long-lived assets	9,924	40,601
Restructuring and other expense, net	1,848	455
Incremental expenses related to Nikola gains	49,511	-
Operating loss	(30,121)	(14,588)
Other income (expense):
Miscellaneous income, net	452	695
Interest expense	(7,590)	(9,480)
Equity in net income of unconsolidated affiliates	23,634	24,767
Gains on investment in Nikola	796,141	-
Loss on extinguishment of debt	-	(4,034)
Earnings (loss) before income taxes	782,516	(2,640)
Income tax expense (benefit)	163,778	(185)
Net earnings (loss)	618,738	(2,455)
Net earnings attributable to noncontrolling interests	2,063	2,321
Net earnings (loss) attributable to controlling interest	$616,675	$(4,776)

Basic
Average common shares outstanding	54,070	55,241
Earnings (loss) per share attributable to controlling interest	$11.41	$(0.09)

Diluted
Average common shares outstanding	54,942	55,241
Earnings (loss) per share attributable to controlling interest	$11.22	$(0.09)

Common shares outstanding at end of period	53,362	54,871

Cash dividends declared per share	$0.25	$0.24

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2020	2019
Net earnings (loss)	$618,738	$(2,455)
Other comprehensive income (loss):
Foreign currency translation, net of tax	8,308	4,782
Pension liability adjustment, net of tax	372	1,013
Cash flow hedges, net of tax	2,562	(2,639)
Other comprehensive income	11,242	3,156
Comprehensive income	629,980	701
Comprehensive income attributable to noncontrolling interests	2,063	2,321
Comprehensive income (loss) attributable to controlling interest	$627,917	$(1,620)

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2020	2019
Operating activities:
Net earnings (loss)	$618,738	$(2,455)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	22,211	24,177
Impairment of long-lived assets	9,924	40,601
Provision for (benefit from) deferred income taxes	71,031	(3,498)
Bad debt expense	94	168
Equity in net income of unconsolidated affiliates, net of distributions	(6,757)	5,082
Net loss on sale of assets	402	618
Stock-based compensation	4,856	3,995
Gains on investment in Nikola	(796,141)	-
Charitable contribution of Nikola shares	20,653	-
Loss on extinguishment of debt	-	4,034
Changes in assets and liabilities:
Receivables	(82,194)	14,981
Inventories	85,622	44,282
Accounts payable	47,154	(37,234)
Accrued compensation and employee benefits	23,852	(23,215)
Income taxes payable	83,664	10,556
Other operating items, net	14,279	(17,723)
Net cash provided by operating activities	117,388	64,369

Investing activities:
Investment in property, plant and equipment	(32,871)	(22,174)
Proceeds from sale of Nikola shares	487,859	-
Proceeds from sale of assets	-	9,176
Net cash provided (used) by investing activities	454,988	(12,998)

Financing activities:
Proceeds from long-term debt, net of issuance costs	-	101,598
Principal payments on long-term obligations and debt redemption costs	(97)	(153,977)
Payments for issuance of common shares, net of tax withholdings	(1,150)	(3,213)
Payments to noncontrolling interests	(560)	-
Repurchase of common shares	(54,320)	(29,599)
Dividends paid	(13,379)	(12,960)
Net cash used by financing activities	(69,506)	(98,151)

Increase (decrease) in cash and cash equivalents	502,870	(46,780)
Cash and cash equivalents at beginning of period	147,198	92,363
Cash and cash equivalents at end of period	$650,068	$45,583

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – Basis of Presentation

The consolidated financial statements include the accounts of Worthington Industries, Inc. and consolidated subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”).  Investments in unconsolidated affiliates are accounted for using the equity method.  Significant intercompany accounts and transactions have been eliminated.

The Company owns controlling interests in the following four joint ventures: Spartan Steel Coating, LLC (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.  Investments in unconsolidated affiliates are accounted for using the equity method.  See further discussion of our unconsolidated affiliates in “NOTE D – Investments in Unconsolidated Affiliates”.  On December 31, 2019, we acquired an additional 31.75% interest in Samuel, increasing our ownership to a 63% controlling interest, with Samuel’s results being consolidated within the Steel Processing operating segment since the acquisition date.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021 (“fiscal 2021”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“fiscal 2020”) of Worthington Industries, Inc. (the “2020 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Deconsolidation of Engineered Cabs:  On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of the Company’s Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in which the Company retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo Cab Products, LLC (“Crenlo”).  The investment in the Cabs joint venture is accounted for under the equity method, due to lack of control as more fully described in “NOTE D – Investments in Unconsolidated Affiliates”.

The Company’s contribution to the Cabs joint venture consisted of the net assets of our primary Engineered Cabs manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  As a result of the contribution, an impairment charge of $35,194,000 was recognized during the first quarter of fiscal 2020 when the disposal group met the criteria as assets held for sale.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information on the retained assets.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a net gain of $258,000 during fiscal 2020, as summarized below:

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

Recently Adopted Accounting Standards

On June 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments and additional related ASUs which introduced an expected credit loss model for impairment of financial assets measured at amortized cost, including trade receivables.  The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost.  The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Additionally, there have been no changes to our significant accounting policies as disclosed in our 2020 Form 10-K as a result of the adoption of this new accounting guidance.

NOTE B – Revenue Recognition

The following tables summarize net sales by product class and by timing of revenue recognition for the periods presented:

(in thousands)	Three months ended August 31,
Reportable segments by product class:	2020	2019
Steel Processing
Direct	$404,808	$493,646
Toll	26,212	29,729
Total	431,020	523,375

Pressure Cylinders
Consumer products	132,782	119,480
Industrial products	128,225	152,618
Oil & gas equipment	9,897	32,298
Total	270,904	304,396

Other
Engineered Cabs	985	28,066
Other	-	22
Total	985	28,088

Total	$702,909	$855,859

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue streams, which are recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three months ended August 31,
(in thousands)	2020	2019
Steel Processing - toll	$26,212	$29,729
Pressure Cylinders - certain oil & gas equipment contracts	7,699	30,008
Total over time revenue	$33,911	$59,737

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

		August 31,	May 31,
(in thousands)	Balance Sheet Classification	2020	2020
Unbilled receivables	Receivables	$4,325	$5,552
Contract assets	Prepaid and other current assets	$5,114	$4,127

The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an expected duration of one year or less.  There are no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  At the Effective Date, the Company owned 19,048,020 shares of Nikola common stock.  During the first quarter of fiscal 2021, the Company recognized a $796,141,000 pre-tax gain consisting of $508,511,000 of realized gains from the sale or contribution of 12,000,000 of its Nikola shares, and an unrealized mark-to-market gain of $287,630,000 related to the shares the Company continues to own.  The Company also recognized in operating income $49,511,000 of incremental expenses related to the Nikola gains, $28,858,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which it operates.  The 7,048,020 shares of Nikola common stock that the Company continues to own are subject to a lock-up agreement that restricts our ability to sell, transfer or otherwise monetize these shares until early December 2020.  Going forward, the value of these shares will change according to the fluctuations in the market price of the stock and the change in fair value of this investment will be reflected in the statement of earnings as an unrealized gain or loss.

NOTE D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At August 31, 2020, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), the Cabs joint venture (20%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), and Worthington Armstrong Venture (“WAVE”) (50%).

During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its ownership interest in Nisshin, its former joint venture in China.  As a result, the Company evaluated its investment for potential impairment and concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity in net income of unconsolidated affiliates in our consolidated statement of loss for the three months ended August 31, 2019.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners. As a result, from that point on the Company has no further rights or obligations related to the Nisshin joint venture.

On December 31, 2019, the Company contributed the operating net assets, excluding working capital, of its Cleveland facility, (which the Company had previously acquired on October 7, 2019 from Heidtman Steel Products, Inc.) to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the joint venture.  This increased our total ownership interest to 63% and the joint venture’s results have been consolidated within Steel Processing since that time.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our Engineered Cabs business to a newly-formed joint venture, in which we retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo.  Our contribution to the Cabs joint venture consisted of the net assets of our primary Engineered Cabs manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  Our investment in the Cabs joint venture is accounted for under the equity method, due to lack of control.

We received distributions from unconsolidated affiliates totaling $16,877,000 during the three months ended August 31, 2020.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $101,865,000 at August 31, 2020.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	August 31,	May 31,
(in thousands)	2020	2020
Cash	$45,319	$68,730
Other current assets	541,267	528,631
Noncurrent assets	396,757	399,731
Total assets	$983,343	$997,092

Current liabilities	$185,271	$174,709
Short-term borrowings	-	500
Current maturities of long-term debt	19,097	37,542
Long-term debt	327,246	346,690
Other noncurrent liabilities	71,333	73,656
Equity	380,396	363,995
Total liabilities and equity	$983,343	$997,092

	Three Months Ended August 31,
(in thousands)	2020	2019
Net sales	$405,320	$470,205
Gross margin	93,049	97,536
Operating income	57,953	66,223
Depreciation and amortization	7,730	7,089
Interest expense	2,945	3,367
Income tax expense	1,730	581
Net earnings from continuing operations	56,573	61,141
Net earnings from discontinued operations	-	2,812
Net earnings	56,573	63,953

The amount presented within the “Net earnings from discontinued operations” caption in the table above reflects the international operations of our WAVE joint venture prior to their sale on September 30, 2019. The sale was part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.  As of August 31, 2020, WAVE has a $5,900,000 receivable from AWI ($2,950,000 of which is Worthington’s portion), related to the remaining proceeds of the sale which are subject to post-closing adjustments as provided by the purchase agreement.  In September 2020, we received a cash distribution for the full amount of the remaining proceeds of the sale.  The Company corrected certain amounts in the table above for the three months ended August 31, 2019, to reflect the international operations of our WAVE joint venture within discontinued operations prior to their sale on September 30, 2019, as those amounts were previously included in net sales, gross margin, operating income, and income tax expense.

NOTE E – Impairment of Long-Lived Assets

Fiscal 2021:  During the first quarter of fiscal 2021, management determined indicators of impairment were present with regard to the cryogenics business primarily operated out of Theodore, Alabama with European distribution in Austria.  As a result, property, plant and equipment with a carrying value of $13,526,000 were written down to their estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000.  Additionally, the customer list intangible assets with a carrying value of $3,662,000 were deemed to be fully impaired and written off.  The fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.

During the first quarter of fiscal 2021, the Company decided to discontinue its operation of the manufacturing line for alternative fuel cylinders at the Jefferson, Ohio facility.  As a result, long-lived assets with a carrying value of $1,823,000 were written down to their estimated fair market value of $400,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,423,000.

During the first quarter of fiscal 2021, the Company recognized a $506,000 impairment charge related to the Superior Tools business that was acquired as part of Magna Industries, Inc. in fiscal 2019 and subsequently sold.

Fiscal 2020:  During the first quarter of fiscal 2020, the Company committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As the disposal group met the criteria for classification as assets held for sale as of August 31, 2019, those net assets were presented separately as assets held for sale in our consolidated balance sheet as of August 31, 2019.  In accordance with the applicable accounting guidance, such net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), resulting in an impairment charge of $35,194,000 during the three months ended August 31, 2019.  Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  The Company also identified an impairment indicator for the long-lived assets of the fabricated products business as the planned sale would have an adverse impact on the manner and extent in which these assets were used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption, in our consolidated statement of earnings is summarized below for the period presented:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2020	Expense	Payments	Adjustments	August 31, 2020
Early retirement and severance	$6,536	$1,033	$(3,675)	$(102)	$3,792
Facility exit and other costs	156	815	(214)	22	779
	$6,692	$1,848	$(3,889)	$(80)	$4,571

The total liability associated with our restructuring activities as of August 31, 2020 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of August 31, 2020, the Company has a reserve of $4,950,000 related to this matter, which we believe is sufficient to absorb our remaining direct costs related to the replacement program.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $15,050,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2020.  No amounts were drawn against them at August 31, 2020.

NOTE I – Debt

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The 2031 Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The 2034 Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Debt issue costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheets within long-term debt as a contra-liability.  They will be amortized, through interest expense, in our consolidated statements of earnings (loss) over the term of the respective Senior Notes.  The unamortized portion of the debt issuance costs was $123,000 at August 31, 2020.

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

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings or letters of credit outstanding under the Credit Facility at August 31, 2020.

NOTE J – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three months ended August 31,
	2020			2019
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$7,608	700	$8,308	$4,782	$-	$4,782
Pension liability adjustment	488	(116)	372	1,304	(291)	1,013
Cash flow hedges	3,253	(691)	2,562	(3,325)	686	(2,639)
Other comprehensive income	$11,349	$(107)	$11,242	$2,761	$395	$3,156

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in NQ plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interest	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,320	(2,456)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,468	$907,441

The following tables summarize the changes in accumulated other comprehensive loss for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	7,608	488	385	8,481
Reclassification adjustments to income (a)	-	-	2,868	2,868
Income tax effect	700	(116)	(691)	(107)
Balance as of August 31, 2020	$(834)	$(21,514)	$(1,627)	$(23,975)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	(3,714)	62	(5,659)	(9,311)
Reclassification adjustments to income (a)	8,496	1,242	2,334	12,072
Income tax effect	-	(291)	686	395
Balance as of August 31, 2019	$(14,857)	$(16,843)	$(8,608)	$(40,308)

(a)  The statement of earnings (loss) classification of amounts reclassified to income include:

(1)  Foreign currency translation – result of $7,454,000 related to the sale of the cryogenics business in Turkey; and $1,042,000 related to the impairment of Nisshin, the Company’s former joint venture in China.

(2)  Pension liability adjustment – result of the settlement of certain participant balances within the pension plan maintained by WAVE.

(3)  Cash flow hedges – disclosed in “NOTE P – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2020, we granted non-qualified stock options covering a total of 116,300 common shares under our stock-based compensation plans.  The weighted average option price of $36.93 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.43 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,213,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.94%
Expected volatility	40.82%
Risk-free interest rate	0.42%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of our common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2020, we granted an aggregate of 203,000 service-based restricted common shares under our stock-based compensation plans.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $36.93 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $7,497,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

On June 25, 2020, we granted an aggregate of 45,000 restricted common shares to three key employees under one of our stock-based compensation plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a three-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $939,000 and will be recognized on a straight-line basis over the three-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ending May 31, 2021, 2022 and 2023.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the three months ended August 31, 2020, we granted performance share awards covering an aggregate of 65,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,415,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense for the three months ended August 31, 2020 and 2019 reflected estimated annual effective income tax rates of 21.6% and 25.1%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings (loss). Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Samuel and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan, Samuel and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan, Samuel and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense (benefit).  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2021 could be materially different from the forecasted rate as of August 31, 2020.

NOTE N – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to controlling interest for the periods presented:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2020	2019
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest -
income (loss) available to common shareholders	$616,675	$(4,776)
Denominator:
Denominator for basic earnings (loss) per share attributable to
controlling interest - weighted average common shares	54,070	55,241
Effect of dilutive securities	872	-
Denominator for diluted earnings (loss) per share attributable to
controlling interest - adjusted weighted average common shares	$54,942	$55,241

Basic earnings (loss) per share attributable to controlling interest	$11.41	$(0.09)
Diluted earnings (loss) per share attributable to controlling interest	$11.22	$(0.09)

Stock options covering an aggregate of 488,059 common shares have been excluded from the computation of diluted earnings per share for the three months ended August 31, 2020, because the effect would have been anti-dilutive. All potentially dilutive shares (stock options and restricted common shares covering an aggregate of 1,585,971 common shares) have been excluded from the computation of diluted loss per share for the three months ended August 31, 2019, because the effect would have been anti-dilutive due to the overall net loss for the period.

NOTE O – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended August 31,
(in thousands)	2020	2019
Net sales
Steel Processing	$431,020	$523,375
Pressure Cylinders	270,904	304,396
Other	985	28,088
Total net sales	$702,909	$855,859

Operating income (loss)
Steel Processing	$13,617	$6,168
Pressure Cylinders	8,642	29,623
Other	(759)	(45,133)
Segment operating income (loss)	21,500	(9,342)
Unallocated corporate and other	(2,110)	(5,246)
Incremental expenses related to Nikola gains	(49,511)	-
Total operating loss	$(30,121)	$(14,588)

Impairment of long-lived assets
Pressure Cylinders	$9,924	$-
Other	-	40,601
Total impairment of long-lived assets	$9,924	$40,601

Restructuring and other expense (income), net
Steel Processing	$1,471	$(26)
Pressure Cylinders	314	-
Other	63	481
Total restructuring and other expense	$1,848	$455

	August 31,	May 31,
(in thousands)	2020	2020
Total assets
Steel Processing	$858,552	$821,657
Pressure Cylinders	1,046,605	1,104,603
Other (1)	1,225,896	405,255
Total assets	$3,131,053	$2,331,515

(1)	The material changes in total assets primarily relate to the Company’s investment in Nikola. For additional information refer to “NOTE C – Investment in Nikola”.

For purposes of measuring segment operating income (loss), certain income and expense items, including product liability and healthcare reserves recorded by our corporate office and the incremental expenses related to Nikola gains are not allocated to operating segments, but are shown as reconciling items to the total operating loss.  See “NOTE C – Investment in Nikola” for additional information on the incremental expenses related to Nikola gains.

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$378	Accounts payable	$1,873
	Other assets	343	Other liabilities	9
Totals		$721		$1,882

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,761	Accounts payable	$1,031
	Other assets	47	Other liabilities	53
		1,808		1,084
Foreign currency exchange contracts	Receivables	2	Accounts payable	-
Totals		$1,810		$1,084
Total derivative instruments		$2,531		$2,966

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $2,336,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$4,294
	Other assets	79	Other liabilities	479
Totals		$79		$4,773

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$3,826
	Other assets	96	Other liabilities	178
		96		4,004
Foreign currency exchange contracts	Receivables	6	Accounts payable	-
Totals		$102		$4,004
Total derivative instruments		$181		$8,777

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $1,780,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  The earnings effects of these derivative instruments are presented in the same statement of earnings (loss) line items as the earnings effects of the hedged items.  For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument.

The following table summarizes our cash flow hedges outstanding at August 31, 2020:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$50,446	September 2020 - December 2021

The following table summarizes the loss recognized in OCI and the gain (loss) reclassified from AOCI into net earnings (loss) for derivative instruments designated as cash flow hedges for the periods presented:

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss) Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into net Earnings	from AOCI into net Earnings
For the three months ended August 31, 2020:
Commodity contracts	$385	Cost of goods sold	$(2,641)
Interest rate contracts	-	Interest expense	(227)
Totals	$385		$(2,868)

For the three months ended August 31, 2019:
Commodity contracts	$(5,659)	Cost of goods sold	$(2,292)
Interest rate contracts	-	Interest expense	(120)
Foreign currency contracts	-	Miscellaneous income, net	78
Totals	$(5,659)		$(2,334)

The estimated net amount of the losses recognized in AOCI at August 31, 2020 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $2,733,000 (net of tax of $951,000).  This amount was computed using the fair value of the cash flow hedges at August 31, 2020, and will change before actual reclassification from OCI to net earnings (loss) during the fiscal years ending May 31, 2021 and May 31, 2022.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2020:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$21,371	September 2020 - December 2021
Foreign currency exchange contracts	4,282	September 2020 - July 2021

The following table summarizes the loss recognized in earnings (loss) for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings (Loss) for the
	Location of Gain (Loss)	Three Months Ended August 31,
(in thousands)	Recognized in Earnings (Loss)	2020	2019
Commodity contracts	Cost of goods sold	$3,293	$(2,243)
Foreign currency exchange contracts	Miscellaneous income, net	(74)	(104)
Total		$3,219	$(2,347)

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

Recurring Fair Value Measurements

At August 31, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$2,531	$-	$2,531
Investment in Nikola (2)	287,630	-	-	287,630
Total assets	$287,630	$2,531	$-	$290,161

Liabilities
Derivative instruments (1)	$-	$2,966	$-	$2,966
Total liabilities	$-	$2,966	$-	$2,966

At May 31, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$181	$-	$181
Total assets	$-	$181	$-	$181

Liabilities
Derivative instruments (1)	$-	$8,777	$-	$8,777
Total liabilities	$-	$8,777	$-	$8,777

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

(2)	The fair value of the investment in Nikola is based on the share price of Nikola stock at August 31, 2020.

Non-Recurring Fair Value Measurements

At August 31, 2020, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$9,593	$-	$9,593
Total assets	$-	$9,593	$-	$9,593

(1)

During the quarter, management determined indicators of impairment were present with regard to the cryogenics business primarily operated out of Theodore, Alabama with European distribution in Austria.  As a result, long-lived assets with a carrying value of $13,526,000 were written down to their estimated fair value of $9,193,000.  Additionally, the customer list intangible assets with a carrying value of $3,662,000 were deemed to be fully impaired and written off.

During the quarter, the Company decided to discontinue its operation of the manufacturing line for alternative fuel cylinders at the Jefferson, Ohio facility.  As a result, long-lived assets with a carrying value of $1,823,000 were written down to their estimated fair market value of $400,000.

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

(2)

During the third quarter of fiscal 2020, the Company’s consolidated joint venture WSP committed to plans to sell its Canton, Michigan facility and some of the production equipment at that facility.  In accordance with the applicable accounting guidance, certain production equipment was recorded at the lower of net book value or fair market value less costs to sell.  The book value of the WSP production equipment exceeded the estimated fair value of $700,000, resulting in an impairment charge of $1,274,000.

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

During the third quarter of fiscal 2020, the Company identified an impairment indicator for the oil & gas equipment business and performed an interim impairment test of the reporting unit.  In accordance with the applicable accounting guidance, the book value of the corresponding goodwill was written off, resulting in an impairment charge of $22,097,000.

During the first quarter of fiscal 2020, the Company identified an impairment indicator for the fabricated products business in Stow, Ohio within the former Engineered Cabs operating segment.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, notes receivable, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $788,567,000 and $740,678,000 at August 31, 2020 and May 31, 2020, respectively. The carrying amount of long-term debt, including current maturities, was $707,491,000 and $699,665,000 at August 31, 2020 and May 31, 2020, respectively.

NOTE R – Subsequent Events

On October 13, 2020, the Company sold its cryogenic trailer and hydrogen trailer business, including the Theodore, Alabama manufacturing site, to Chart Industries, Inc. for total proceeds of $10,000,000 subject to post-closing adjustments.  The Company estimates the sale will generate a loss of approximately $4,000,000, primarily related to the allocation of goodwill.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q and “Part I – Item 1A. – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Unless otherwise indicated, all Note references contained in this Part I – Item 2. refer to the Notes to the Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q (this “Form 10-Q”).

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“fiscal 2020”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of August 31, 2020, excluding our joint ventures, we operated 24 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

As of August 31, 2020, we held equity positions in nine joint ventures, which operated 47 manufacturing facilities worldwide.  Four of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.  The remaining five of these joint ventures are accounted for using the equity method.

Overview

The Company generated net earnings of $616.7 million, or $11.22 per diluted share, in the first quarter of fiscal 2021 driven largely by a net pre-tax gain of $746.6 million, or $10.74 per diluted share, related to the Company’s investment in Nikola Corporation (“Nikola”), as discussed under Recent Business Developments below.  This amount included incremental expenses related to the gains of $49.5 million within operations leading to an overall operating loss of $30.1 million in the current quarter compared to $14.6 million in the prior year.  Operating income at Steel Processing improved $7.4 million over the prior year quarter on improved spreads and lower conversion costs, partially offset by lower direct volume.  Pressure Cylinders’ operating income was down $21.0 million from the comparable prior year quarter during which the Company recognized margin of $12.8 million related to the early termination of a customer take-or-pay contract.  The remaining decline at Pressure Cylinders was due to current quarter impairment and restructuring charges, which totaled $10.2 million.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter decreased $1.2 million from the comparable prior year quarter, which included a $4.2 million impairment charge to write-off the Company’s investment in its former steel processing joint venture in China.  WAVE’s contribution to equity income was down $6.2 million on both decreased volumes and higher partner allocations.  We received cash distributions from unconsolidated joint ventures of $16.9 million during the first quarter of fiscal 2021.

Recent Business Developments

•	During the first quarter of fiscal 2021, the Company repurchased a total of 1,460,484 common shares for $54.3 million at an average price of $37.18 per share.
•

During the first quarter of fiscal 2021, the Company recognized a net pre-tax gain of $796.1 million related to its investment in Nikola, consisting of realized gains of $508.5 million and an unrealized mark-to-market gain of $287.6 million.  These gains were partially offset by $49.5 million of expenses within operating income, of which $28.9 million was due to discretionary profit sharing and bonus expenses related to the Nikola gains and $20.6 million was due to the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation to establish a charitable endowment, focused on the communities in which it operates.  These amounts have been combined and presented as “Incremental expenses related to Nikola gains” within operating income in our consolidated statement of earnings for the three months ended August 31, 2020.  At August 31, 2020, the Company owned 7,048,020 shares of Nikola common stock.

•

On September 23, 2020, the Worthington Industries Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.25 per share payable on December 29, 2020 to shareholders of record on December 15, 2020.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the first quarter of each of fiscal 2021 and fiscal 2020 is illustrated in the following chart:

Consolidated Net Sales by Market  50% 25% 0%  37% 36% Automotive  18% 18% Industrial  19% 14% Consumer products  11% 10% Construction  5% 4% Agriculture  3% 4% Oil & gas  7% 14% Other  FY21 Q1 FY20 Q1

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 60% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and FCA US (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of three of our unconsolidated joint ventures are also to the automotive market.

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

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 21% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and oil & gas equipment.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2020	2019	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	-6.0%	2.4%	-8.4%
Hot-Rolled Steel ($ per ton) [2]	$475	$564	$(89)
Detroit Three Auto Build (000's vehicles) [3]	1,850	2,049	(199)
No. America Auto Build (000's vehicles) [3]	3,758	4,082	(324)
Zinc ($ per pound) [4]	$0.95	$1.13	$(0.18)
Natural Gas ($ per mcf) [5]	$1.92	$2.27	$(0.35)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.42	$3.05	$(0.63)
Crude Oil - WTI ($ per barrel) [6]	$40.45	$55.61	$(15.16)

[1]

2019 figures based on revised actuals [2]CRU Hot-Rolled Index; period average [3]IHS Global [4]LME Zinc; period average [5]NYMEX Henry Hub Natural Gas; period average [6]Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2021 (first quarter), fiscal 2020 and fiscal 2019:

	Fiscal Year
(Dollars per ton [1] )	2021	2020	2019
1st Quarter	$475	$564	$900
2nd Quarter	N/A	$526	$836
3rd Quarter	N/A	$571	$725
4th Quarter	N/A	$527	$672
Annual Avg.	$475	$547	$783

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 10.5% and 11.5% of consolidated net sales during the first quarter of fiscal 2021 and fiscal 2020, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the first quarter of fiscal 2021, vehicle production for the Detroit Three automakers was down 10% from fiscal 2020, while North American vehicle production as a whole was down 8%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$702.9	100.0%	$855.9	100.0%	$(153.0)
Cost of goods sold	589.5	83.9%	738.6	86.3%	(149.1)
Gross margin	113.4	16.1%	117.3	13.7%	(3.9)
Selling, general and administrative expense	82.3	11.7%	90.8	10.6%	(8.5)
Impairment of long-lived assets	9.9	1.4%	40.6	4.7%	(30.7)
Restructuring and other expense, net	1.8	0.3%	0.5	0.1%	1.3
Incremental expenses related to Nikola gains	49.5	7.0%	-	0.0%	49.5
Operating loss	(30.1)	-4.3%	(14.6)	-1.7%	(15.5)
Miscellaneous income, net	0.6	0.1%	0.6	0.1%	-
Interest expense	(7.6)	-1.1%	(9.5)	-1.1%	(1.9)
Equity in net income of unconsolidated affiliates (1)	23.6	3.4%	24.8	2.9%	(1.2)
Gains on investment in Nikola	796.1	113.3%	-	0.0%	796.1
Loss on extinguishment of debt	-	0.0%	(4.0)	-0.5%	(4.0)
Income tax benefit (expense)	(163.8)	-23.3%	0.2	0.0%	164.0
Net earnings (loss)	618.8	88.0%	(2.5)	0.2%	621.3
Net earnings attributable to noncontrolling interests	2.1	0.3%	2.3	0.3%	(0.2)
Net earnings (loss) attributable to controlling interest	$616.7	87.7%	$(4.8)	-0.1%	$621.5

(1) Equity in net income by unconsolidated affiliate
WAVE	$17.7		$23.9		$(6.2)
ClarkDietrich	4.9		4.1		0.8
Serviacero Worthington	1.3		0.8		0.5
ArtiFlex	(0.1)		0.2		(0.3)
Other	(0.2)		(4.2)		4.0
Total	$23.6		$24.8		$(1.2)

Net earnings attributable to controlling interest for the three months ended August 31, 2020 increased $621.5 million over the net loss in the comparable period in the prior year.  Net sales and operating highlights for the first quarter of fiscal 2021 were as follows:

•

Net sales decreased $153.0 million from the comparable quarter in the prior year, which prior year quarter included the benefit of an early termination of a customer take-or-pay contract in Pressure Cylinders, which accelerated $17.2 million of future planned sales into the prior year quarter.  The remaining decrease was driven by a combination of lower average selling prices and lower direct volume in Steel Processing, lower overall sales in Pressure Cylinders and the deconsolidation of the Engineered Cabs business in the prior year.

•

Gross margin decreased $3.9 million from the comparable quarter in the prior year, as higher gross margin in Steel Processing was more than offset by the $12.8 million benefit recognized in the prior year quarter related to the cancellation of a customer take-or-pay contract in Pressure Cylinders.

•

SG&A expense decreased $8.5 million from the comparable quarter in the prior year.  The decrease was driven primarily by lower profit sharing and bonus expense and the impact of the deconsolidation of the former Engineered Cabs business in the prior year.  Overall, SG&A expense was 11.7% of consolidated net sales compared to 10.6% in the comparable quarter of the prior year primarily the result of the lower quarterly sales.

•

Impairment of long-lived assets totaled $9.9 million in the current quarter, primarily due to charges in Pressure Cylinders of $8.0 million to write-down certain assets in the cryogenics business.  Impairment charges in the prior year quarter totaled $40.6 million to write-down certain assets in the former Engineered Cabs business.  For additional information, refer to “NOTE E – Impairment of Long-Lived Assets”.

•

Restructuring and other expense, net totaled $1.8 million and primarily resulted from severance expense in connection with the reduction in workforce in Steel Processing related to the continued impact of the COVID-19.  For additional information regarding the Company’s restructuring activities, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Incremental expenses related to Nikola gains of $49.5 million consisted of $28.9 million of increased profit sharing and bonus expenses directly related to the Nikola gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Interest expense decreased $1.9 million from the comparable quarter in the prior year.  The decrease was due primarily to lower average interest rates resulting from the debt refinancing transactions completed at the end of the first quarter of fiscal 2020.

•

Equity income decreased $1.2 million from the comparable quarter in the prior year, which included a $4.2 million impairment charge to write-off the Company’s investment in its former steel processing joint venture in China.  WAVE’s contribution to equity income was down $6.2 million on both decreased volumes and higher partner allocations.  We received cash distributions of $16.9 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “NOTE D – Investments in Unconsolidated Affiliates”.

•

Gains on investment in Nikola totaled $796.1 million and consisted of $508.5 million of realized gains from the sale or contribution of the Company’s Nikola shares and an unrealized mark-to-market gain of $287.6 million related to the 7,048,020 shares of Nikola common stock that the Company continues to own at August 31, 2020.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Income tax expense was $163.8 million in the current quarter compared to an income tax benefit of $0.2 million in the prior year quarter.  The increase in tax expense was primarily due to the impact of the Nikola gains and associated expenses and the impairment and restructuring charges as explained previously.  The current quarter tax expense was calculated using an estimated annual effective income tax rate of 21.6% versus 25.1% in the prior year quarter.   For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$431.0	100.0%	$523.4	100.0%	$(92.4)
Cost of goods sold	380.3	88.2%	481.7	92.0%	(101.4)
Gross margin	50.7	11.8%	41.7	8.0%	9.0
Selling, general and administrative expense	35.6	8.3%	35.5	6.8%	0.1
Restructuring and other expense, net	1.5	0.3%	-	0.0%	1.5
Operating income	$13.6	3.2%	$6.2	1.2%	$7.4

Material cost	$305.6		$396.4		$(90.8)
Tons shipped (in thousands)	928		891		37

Net sales and operating highlights for the first quarter of fiscal 2021 were as follows:

•

Net sales decreased $92.4 million from the comparable quarter in the prior year, driven by lower average selling prices, which decreased net sales by $57.5 million, and lower direct volumes.  Lower direct volumes in the current quarter were driven by reduced demand in the automotive market which is still recovering from the COVID-19 shutdowns in the fourth quarter of fiscal 2020, partially offset by improved demand in the construction market.  The mix of direct versus toll tons processed was 49% to 51% compared to 54% to 46% in the prior year quarter.  The change in mix in fiscal 2021 was driven primarily by the consolidation of the Samuel joint venture.

•

Operating income increased $7.4 million from the comparable quarter in the prior year as the impact of lower direct volume was more than offset by improved spreads and lower conversion costs.  Inventory holding losses were estimated to be $6.8 million in the current quarter compared to $8.4 million in the comparable quarter of the prior year.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended August 31,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$270.9	100.0%	$304.4	100.0%	$(33.5)
Cost of goods sold	208.6	77.0%	228.3	75.0%	(19.7)
Gross margin	62.3	23.0%	76.1	25.0%	(13.8)
Selling, general and administrative expense	43.5	16.1%	46.5	15.3%	(3.0)
Impairment of long-lived assets	9.9	3.7%	-	0.0%	9.9
Restructuring and other expense, net	0.3	0.1%	-	0.0%	(0.3)
Operating income	$8.6	3.2%	$29.6	9.7%	$(21.0)

Material cost	$115.7		$126.9		$(11.2)

Units shipped by principal class of products:
Consumer products	17,857,141		16,898,390		958,751
Industrial products	3,885,805		3,284,455		601,350
Oil & gas equipment	119		843		(724)
Total Pressure Cylinders	21,743,065		20,183,688		1,559,377

Net sales by principal class of products:
Consumer products	$132.8		$119.5		$13.3
Industrial products	128.2		152.6		(24.4)
Oil & gas equipment	9.9		32.3		(22.4)
Total Pressure Cylinders	$270.9		$304.4		$(33.5)

Net sales and operating highlights for the first quarter of fiscal 2021 were as follows:

•

Net sales decreased $33.5 million from the comparable quarter in the prior year, which benefited from the early termination of a customer take-or-pay contract within the industrial products business, effectively accelerating $17.2 million of future planned sales into the prior year quarter.  The remaining decline was due to lower volumes in the oil and gas equipment business combined with an unfavorable shift in product mix in the industrial products business, partially offset by higher volume in the consumer products business as demand for certain products increased as a result of the impact of COVID-19.

•

Operating income of $8.6 million decreased by $21.0 million from the comparable quarter in the prior year, when the impact of the take-or pay contract cancellation contributed $12.8 million of gross margin.  The remaining decline was primarily due to a combined $10.2 million of current quarter impairment and restructuring charges, as discussed further in “NOTE E – Impairment of Long-Lived Assets”.

Other

The Other category includes the results of the former Engineered Cabs operating segment, on a historical basis through November 1, 2019, when substantially all the net assets were deconsolidated.  The following table presents a summary of the operating results for the Other Category for the periods indicated:

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1.0	100.0%	$28.1	100.0%	$(27.1)
Cost of goods sold	0.6	60.0%	28.6	101.8%	(28.0)
Gross margin (loss)	0.4	40.0%	(0.5)	-1.8%	0.9
Selling, general and administrative expense	1.0	100.0%	3.6	12.8%	(2.6)
Impairment of long-lived assets	-	0.0%	40.6	142.0%	(40.6)
Restructuring and other expense	0.1	10.0%	0.5	1.8%	(0.4)
Operating loss	$(0.7)	-70.0%	$(45.2)	-160.8%	$44.5

Operating highlights for the first quarter of fiscal 2021 were as follows:

•

Net sales decreased $27.1 million from the comparable period in the prior year due to the deconsolidation of substantially all the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “NOTE A – Basis of Presentation”.

•

Operating loss of $0.7 million represented an improvement of $44.5 million from the comparable period in the prior year which included impairment charges of $40.6 million to write-down certain assets in the former Engineered Cabs operating segment.

Liquidity and Capital Resources

During the three months ended August 31, 2020, we received $487.9 million of pre-tax net proceeds from the sale of Nikola shares, generated $117.4 million of cash from operating activities, invested $32.9 million in property, plant and equipment and paid dividends of $13.4 million on our common shares.  Additionally, we paid $54.3 million to repurchase 1,460,484 of our common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended August 31,
(in millions)	2020	2019
Net cash provided by operating activities	$117.4	$64.4
Net cash provided (used) by investing activities	455.0	(13.0)
Net cash used by financing activities	(69.5)	(98.2)
Increase (decrease) in cash and cash equivalents	502.9	(46.8)
Cash and cash equivalents at beginning of period	147.2	92.4
Cash and cash equivalents at end of period	$650.1	$45.6

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of August 31, 2020.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure.  However, should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

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

Net cash provided by operating activities was $117.4 million during the three months ended August 31, 2020 compared to $64.4 million in the comparable quarter of fiscal 2020. The $53.0 million increase in net cash provided by operating activities was driven primarily by changes in working capital.

Investing Activities

Net cash provided by investing activities was $455.0 million during the three months ended August 31, 2020 compared to net cash used by investing activities of $13.0 million in the comparable prior year quarter.  The change from the prior year quarter was driven primarily by $487.9 million of net proceeds received from the sale of Nikola shares.  We made capital expenditures of $32.9 million during the first three months of fiscal 2021 compared to $22.2 million during the first three months of fiscal 2020.  In the prior year quarter, we also received $9.2 million in proceeds from asset sales, net of selling costs, primarily from the sale of the Company’s cryogenics business in Turkey.

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

Financing Activities

Net cash used by financing activities was $69.5 million during the three months ended August 31, 2020 compared to $98.2 million in the comparable prior year quarter.  The decrease was driven by the fact the Company paid $154.0 million to redeem $150.0 million aggregate principal amount of unsecured senior notes in the prior year quarter.  The redemption was funded in part by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.6 million.  The net cash effect of these items was partially offset by $24.7 million in higher common share repurchases in the current quarter.

Long-term debt and short-term borrowings – As of August 31, 2020, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at August 31, 2020 were unchanged from those reported as of May 31, 2020.

On August 23, 2019, two of our European subsidiaries issued a €36.7 million principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “2031 Note”) and €55.0 million aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “2034 Notes”), (collectively, the “Senior Notes”).  The Senior Notes were issued in a private placement and the proceeds were used to retire existing indebtedness of the Company and its consolidated subsidiaries.  Refer to “NOTE I – Debt” for more information.

Common shares – The Worthington Industries Board declared a quarterly dividend of $0.25 per common share for the first quarter of fiscal 2021 compared to $0.24 per common share for the first quarter of fiscal 2020.  Dividends paid on our common shares totaled $13.4 million and $13.0 million during the three months ended August 31, 2020 and 2019, respectively.  On September 23, 2020, the Worthington Industries Board declared a quarterly dividend of $0.25 per share payable on December 29, 2020, to shareholders of record on December 15, 2020.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc., and on March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at August 31, 2020 was 6,239,516.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not changed significantly from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2020 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed significantly from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2020).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2020) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2020 Form 10-K, as filed with the U.S. Securities and Exchange Commission on July 30, 2020, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Our risk factors have not changed significantly from those disclosed in our 2020 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2020 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended August 31, 2020:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2020 (2)	56,501	$37.94	-	7,700,000
July 1-31, 2020	1,417,321	37.13	1,417,321	6,282,679
August 1-31, 2020	43,163	38.68	43,163	6,239,516
Total	1,516,985	$37.20	1,460,484
(1)

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries, Inc.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the Company’s common shares, increasing the total number of shares then available for repurchase to 10,000,000.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under these authorizations.  A total of 3,760,484 common shares have been repurchased since the latest authorization, leaving 6,239,516 common shares available for repurchase under the March 20, 2019 authorization at August 31, 2020.  As of the end of the second month of the quarterly period ended August 31, 2020, Worthington Industries, Inc. had purchased all the common shares authorized for repurchase under the September 27, 2017 authorization.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 56,501 common shares surrendered by employees in June 2020 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorizations in effect during the first quarter of fiscal 2021 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))  P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. [Incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2020 (SEC File No. 1-8399)].

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for Named Executive Officers of Worthington Industries, Inc. [Incorporated herein by reference to Exhibit 10.77 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2020 (SEC File No. 1-8399)].

10.3

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Geoffrey G. Gilmore in order to evidence the grant, effective as of June 25, 2020, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

10.4

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Jeff Klingler in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

10.5

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Eric M. Smolenski in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

10.6

Third Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (effective September 23, 2020) [Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Industries, Inc. dated September 28, 2020 and filed with the SEC on the same date (SEC File No. 1-8399)].

10.7

Worthington Industries, Inc. 2010 Stock Option Plan (as amended by the First Amendment, the Second Amendment and the Third Amendment thereto) [Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Industries, Inc. dated September 28, 2020 and filed with the SEC on the same date (SEC File No. 1-8399)].

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2020 and May 31, 2020;
(ii)	Consolidated Statements of Earnings (Loss) for the three months ended August 31, 2020 and 2019;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2020 and 2019;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and 2019; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 13, 2020	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)