Form 10-Q
period 2020-11-30
WORTHINGTON INDUSTRIES INC
filed 2021-01-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2020, the number of Common Shares, without par value, issued and outstanding was 52,201,138.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the impacts from the Novel Coronavirus (“COVID-19”) and the actions taken by governmental authorities and others related thereto, including our ability to continue operating facilities in connection therewith, or to cut variable costs;

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
•

the impact of judicial rulings and governmental regulations, both in the United States and abroad, including those adopted by the United States governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Consolidated Appropriations Act, 2021 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	November 30,	May 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$713,130	$147,198
Receivables, less allowances of $1,291 and $1,521 at November 30, 2020
and May 31, 2020, respectively	441,936	341,038
Inventories:
Raw materials	152,824	234,629
Work in process	82,747	76,497
Finished products	68,872	93,975
Total inventories	304,443	405,101
Income taxes receivable	3,247	8,376
Assets held for sale	12,893	12,928
Investment in Nikola	143,850	-
Prepaid expenses and other current assets	68,371	68,538
Total current assets	1,687,870	983,179
Investments in unconsolidated affiliates	209,952	203,329
Operating lease assets	30,007	31,557
Goodwill	320,014	321,434
Other intangible assets, net of accumulated amortization of $86,489 and
$92,774 at November 30, 2020 and May 31, 2020, respectively	174,376	184,416
Other assets	32,842	34,956
Property, plant and equipment:
Land	23,592	24,197
Buildings and improvements	292,544	302,796
Machinery and equipment	1,082,979	1,055,139
Construction in progress	63,526	52,231
Total property, plant and equipment	1,462,641	1,434,363
Less: accumulated depreciation	890,317	861,719
Total property, plant and equipment, net	572,324	572,644
Total assets	$3,027,385	$2,331,515

Liabilities and equity
Current liabilities:
Accounts payable	$337,976	$247,017
Accrued compensation, contributions to employee benefit plans and
related taxes	101,812	64,650
Dividends payable	14,843	14,648
Other accrued items	51,439	49,974
Current operating lease liabilities	10,954	10,851
Income taxes payable	39,990	949
Current maturities of long-term debt	160	149
Total current liabilities	557,174	388,238
Other liabilities	85,105	75,786
Distributions in excess of investment in unconsolidated affiliate	107,951	103,837
Long-term debt	707,340	699,516
Noncurrent operating lease liabilities	23,695	25,763
Deferred income taxes, net	115,649	71,942
Total liabilities	1,596,914	1,365,082
Shareholders' equity - controlling interest	1,276,899	820,821
Noncontrolling interests	153,572	145,612
Total equity	1,430,471	966,433
Total liabilities and equity	$3,027,385	$2,331,515

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Net sales	$731,092	$827,637	$1,434,001	$1,683,496
Cost of goods sold	595,618	707,026	1,185,169	1,445,594
Gross margin	135,474	120,611	248,832	237,902
Selling, general and administrative expense	82,129	88,543	164,325	179,366
Impairment of long-lived assets	3,815	-	13,739	40,601
Restructuring and other expense (income), net	7,596	(50)	9,444	405
Incremental expenses related to Nikola gains	4,570	-	54,081	-
Operating income	37,364	32,118	7,243	17,530
Other income (expense):
Miscellaneous income, net	376	636	827	1,331
Interest expense	(7,548)	(7,315)	(15,138)	(16,795)
Equity in net income of unconsolidated affiliates	25,631	47,346	49,265	72,113
Gains (loss) on investment in Nikola	(143,780)	-	652,362	-
Loss on extinguishment of debt	-	-	-	(4,034)
Earnings (loss) before income taxes	(87,957)	72,785	694,559	70,145
Income tax expense (benefit)	(19,445)	15,863	144,333	15,678
Net earnings (loss)	(68,512)	56,922	550,226	54,467
Net earnings attributable to noncontrolling interests	5,532	4,836	7,595	7,157
Net earnings (loss) attributable to controlling interest	$(74,044)	$52,086	$542,631	$47,310

Basic
Average common shares outstanding	52,988	55,059	53,532	55,150
Earnings (loss) per share attributable to controlling interest	$(1.40)	$0.95	$10.14	$0.86

Diluted
Average common shares outstanding	52,988	56,072	54,439	56,205
Earnings (loss) per share attributable to controlling interest	$(1.40)	$0.93	$9.97	$0.84

Common shares outstanding at end of period	52,754	55,094	52,754	55,094

Cash dividends declared per share	$0.25	$0.24	$0.50	$0.48

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Net earnings (loss)	$(68,512)	$56,922	$550,226	$54,467
Other comprehensive income (loss):
Foreign currency translation, net of tax	(1,051)	6,662	7,257	11,444
Pension liability adjustment, net of tax	(4)	95	368	1,108
Cash flow hedges, net of tax	15,218	3,213	17,781	574
Other comprehensive income	14,163	9,970	25,406	13,126
Comprehensive income (loss)	(54,349)	66,892	575,632	67,593
Comprehensive income attributable to noncontrolling interests	5,532	4,836	7,595	7,157
Comprehensive income (loss) attributable to controlling interest	$(59,881)	$62,056	$568,037	$60,436

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Operating activities:
Net earnings (loss)	$(68,512)	$56,922	$550,226	$54,467
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,560	22,596	43,771	46,773
Impairment of long-lived assets	3,815	-	13,739	40,601
Provision for (benefit from) deferred income taxes	(31,776)	6,843	39,255	3,345
Bad debt (income) expense	(159)	143	(65)	311
Equity in net income of unconsolidated affiliates, net of distributions	4,608	(19,879)	(2,149)	(14,797)
Net (gain) loss on sale of assets	7,271	(17)	7,673	601
Stock-based compensation	4,854	3,280	9,710	7,275
(Gains) loss on investment in Nikola	143,780	-	(652,362)
Charitable contribution of Nikola shares	-	-	20,653
Loss on extinguishment of debt	-	-	-	4,034
Changes in assets and liabilities:
Receivables	3,580	(5,456)	(78,614)	9,525
Inventories	4,623	43,601	90,245	87,883
Accounts payable	48,176	(20,743)	95,330	(57,977)
Accrued compensation and employee benefits	13,960	9,619	37,812	(13,596)
Income taxes payable	(44,623)	(118)	39,041	(1,132)
Other operating items, net	(3,729)	7,369	10,551	1,216
Net cash provided by operating activities	107,428	104,160	224,816	168,529

Investing activities:
Investment in property, plant and equipment	(16,073)	(28,381)	(48,944)	(50,555)
Proceeds from sale of Nikola shares	-	-	487,859
Acquisitions, net of cash acquired	(75)	(29,283)	(75)	(29,283)
Proceeds from sale of assets	21,580	23	21,580	9,199
Net cash provided (used) by investing activities	5,432	(57,641)	460,420	(70,639)

Financing activities:
Proceeds from long-term debt, net of issuance costs	-	(134)	-	101,464
Principal payments on long-term obligations and debt redemption costs	(96)	(490)	(193)	(154,467)
Proceeds from issuance of common shares, net of tax withholdings	2,294	(3,811)	1,144	(7,024)
Payments to noncontrolling interests	-	(1,453)	(560)	(1,453)
Repurchase of common shares	(38,563)	-	(92,883)	(29,599)
Dividends paid	(13,433)	(13,954)	(26,812)	(26,914)
Net cash used by financing activities	(49,798)	(19,842)	(119,304)	(117,993)

Increase (decrease) in cash and cash equivalents	63,062	26,677	565,932	(20,103)
Cash and cash equivalents at beginning of period	650,068	45,583	147,198	92,363
Cash and cash equivalents at end of period	$713,130	$72,260	$713,130	$72,260

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three and six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021 (“fiscal 2021”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“fiscal 2020”) of Worthington Industries, Inc. (the “2020 Form 10-K”).

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

Recently Adopted Accounting Standards

On June 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments and additional related ASUs which introduced an expected credit loss model for impairment of financial assets measured at amortized cost, including trade receivables.  The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost.  The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Additionally, there have been no significant changes to our accounting policies as disclosed in our 2020 Form 10-K as a result of the adoption of this new accounting guidance.

NOTE B – Revenue Recognition

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	November 30,		November 30,
Reportable segments by product class:	2020	2019	2020	2019
Steel Processing
Direct	$433,556	$481,058	$838,364	$974,704
Toll	35,167	35,879	61,379	65,608
Total	468,723	516,937	899,743	1,040,312

Pressure Cylinders
Consumer products	121,618	128,065	254,400	247,545
Industrial products	134,020	130,334	262,245	282,952
Oil & gas equipment	6,646	31,737	16,543	64,035
Total	262,284	290,136	533,188	594,532

Other
Engineered Cabs	85	20,550	1,070	48,616
Other	-	14	-	36
Total	85	20,564	1,070	48,652

Total	$731,092	$827,637	$1,434,001	$1,683,496

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue streams, which are recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2020	2019	2020	2019
Steel Processing - toll	$35,167	$35,879	$61,379	$65,608
Pressure Cylinders - certain oil & gas equipment contracts	4,367	27,531	12,066	57,539
Total over time revenue	$39,534	$63,410	$73,445	$123,147

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

		November 30,	May 31,
(in thousands)	Balance Sheet Classification	2020	2020
Unbilled receivables	Receivables	$4,937	$5,552
Contract assets	Prepaid and other current assets	$5,636	$4,127

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an expected duration of one year or less.  There are no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  At the Effective Date, we owned 19,048,020 shares of Nikola common stock.  During the first quarter of fiscal 2021, we recognized a $796,141,000 pre-tax gain consisting of $508,511,000 in realized gains from the sale of 11,500,000 of our Nikola shares and a charitable contribution of 500,000 of those shares, and an unrealized mark-to-market gain of $287,630,000 for the remaining 7,048,020 Nikola shares we continued to hold at August 31, 2020 when the market price was $40.81 per share.  We also recognized $49,511,000 of incremental expenses in operating income related to the Nikola gains consisting of $28,858,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the charitable contribution of the 500,000 Nikola shares to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which the Company operates.

During the second quarter of fiscal 2021, the market price of the Nikola shares dropped from $40.81 per share at August 31, 2020 to $20.41 per share at November 30, 2020, resulting in an unrealized mark-to-market loss of $143,780,000 for the 7,048,020 shares we held at quarter end, and reducing the pre-tax year-to-date realized and unrealized gain on the investment in Nikola to $652,362,000.  In addition, during the second quarter, we recorded incremental expenses of $4,570,000 for discretionary bonuses related to the Nikola investment gain, which are subject to service requirements and required to be recognized as they are earned throughout fiscal 2021.

NOTE D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At November 30, 2020, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), the Cabs joint venture (20%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), and Worthington Armstrong Venture (“WAVE”) (50%).

During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its ownership interest in Nisshin, its former joint venture in China.  As a result, the Company evaluated its investment for potential impairment and concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity in net income of unconsolidated affiliates in our consolidated statement of loss for the three months ended August 31, 2019.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners and from that point on, the Company had no further rights or obligations related to the Nisshin joint venture.

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

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed the net assets of our primary Engineered Cabs manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota to the newly-formed Cabs joint venture, in which we retained a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo.  Our investment in the Cabs joint venture is accounted for under the equity method, due to lack of control.

The Company’s contribution to the Cabs joint venture resulted in recognizing an impairment charge of $35,194,000 in the first quarter of fiscal 2020 when the disposal group met the criteria as assets held for sale.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information on the retained assets.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a net gain of $258,000 during fiscal 2020, as summarized below:

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

We received distributions from unconsolidated affiliates totaling $47,116,000 during the six months ended November 30, 2020.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $107,951,000 at November 30, 2020.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	November 30,	May 31,
(in thousands)	2020	2020
Cash	$49,957	$68,730
Other current assets	564,359	528,631
Noncurrent assets	391,547	399,731
Total assets	$1,005,863	$997,092

Current liabilities	$205,530	$174,709
Short-term borrowings	-	500
Current maturities of long-term debt	10,700	37,542
Long-term debt	314,730	346,690
Other noncurrent liabilities	87,087	73,656
Equity	387,816	363,995
Total liabilities and equity	$1,005,863	$997,092

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2020	2019	2020	2019
Net sales	$451,198	$453,288	$856,518	$923,493
Gross margin	96,561	95,995	189,610	193,531
Operating income	64,890	62,414	122,843	128,637
Depreciation and amortization	8,672	7,538	16,402	14,627
Interest expense	2,832	3,139	5,777	6,506
Income tax expense	2,322	1,272	4,052	1,853
Net earnings from continuing operations	60,943	53,483	117,516	114,624
Net earnings from discontinued operations	-	46,958	-	49,770
Net earnings	60,943	100,441	117,516	164,394

The amount presented within the “Net earnings from discontinued operations” caption in the table above reflects the international operations of our WAVE joint venture prior to their sale on September 30, 2019. The sale was part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.  In September 2020, we received the final cash distribution of $2,950,000 for our portion of the remaining proceeds of the sale.  The Company corrected certain amounts in the table above for the three and six months ended November 30, 2019, to reflect the international operations of our WAVE joint venture within discontinued operations prior to their sale on September 30, 2019, as those amounts were previously included in net sales, gross margin, operating income, and income tax expense.

NOTE E – Impairment of Long-Lived Assets

Fiscal 2021:  During the second quarter of fiscal 2021, we identified an impairment indicator related to the oil & gas equipment operations in Tulsa, Oklahoma due to the economic impact of the COVID-19 pandemic and related market softness.   As a result, we tested the long-lived assets consisting of fixed and customer list intangible assets with net book values of $7,375,000 and $2,374,000, respectively, for impairment.  The fair value of the fixed assets was determined to be $5,934,000 (using observable Level 2 inputs) resulting in an impairment charge of $1,441,000.  Additionally, the customer list intangible assets were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.

During the first quarter of fiscal 2021, we recorded impairment charges totaling $9,924,000 as impairment indicators were identified as follows:

•

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value.  As a result, property, plant and equipment with a carrying value of $13,526,000 were written down to their estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000.  Additionally, the customer list intangible assets with a carrying value of $3,662,000 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.  These assets were subsequently sold in October 2020 (refer to “NOTE F – Restructuring and Other Expense, Net” for additional information on this sale).

•

We decided to discontinue our operation of the manufacturing line for alternative fuel cylinders at the Jefferson, Ohio facility.  As a result, long-lived assets with a carrying value of $1,823,000 were written down to their estimated fair market value of $400,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,423,000.

•	The Company recognized a $506,000 impairment charge related to the Superior Tools business that was acquired as part of Magna Industries, Inc. in fiscal 2019 and subsequently sold.

Fiscal 2020:  During the first quarter of fiscal 2020, we committed to plans to sell substantially all of the net assets of its Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As the disposal group met the criteria for classification as assets held for sale as of August 31, 2019, those net assets were presented separately as assets held for sale in our consolidated balance sheet as of August 31, 2019.  In accordance with the applicable accounting guidance, such net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), resulting in an impairment charge of $35,194,000 during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  We also identified an impairment indicator for the long-lived assets of the fabricated products business as the planned sale would have an adverse impact on the manner and extent in which these assets were used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

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

In October 2020, the Pressure Cylinders business completed the sale of its cryogenic and hydrogen trailer business, including the Theodore, Alabama manufacturing site, and the cryo-science and microbulk storage unit business.  In connection with these transactions, the Company realized net cash proceeds of $21,223,000 after working capital adjustments, which generated a pre-tax loss of $7,072,000, primarily related to allocated goodwill.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption, in our consolidated statement of earnings is summarized below for the six-month period ended November 30, 2020:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2020	Expense	Payments	Adjustments	November 30, 2020
Early retirement and severance	$6,536	$1,227	$(5,637)	$(99)	$2,027
Facility exit and other costs	156	1,145	(1,222)	74	153
	$6,692	$2,372	$(6,859)	$(25)	$2,180
Net loss on sale of assets		7,072
Restructuring and other expense, net		$9,444

The total liability associated with our restructuring activities as of November 30, 2020 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of November 30, 2020, the Company has a reserve of $4,948,000 related to this matter, which is our best estimate of the remaining direct costs related to the replacement program, which are expected to be paid in the next six months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $15,050,000 of outstanding stand-by letters of credit issued to third-party service providers at November 30, 2020.  No amounts were drawn against them at November 30, 2020.

NOTE I – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings or letters of credit outstanding under the Credit Facility at November 30, 2020.

NOTE J – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three months ended November 30,
	2020			2019
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(1,027)	(24)	$(1,051)	$6,662	$-	$6,662
Pension liability adjustment	(4)	-	(4)	117	(22)	95
Cash flow hedges	19,540	(4,322)	15,218	4,016	(803)	3,213
Other comprehensive income	$18,509	$(4,346)	$14,163	$10,795	$(825)	$9,970

	Six months ended November 30,
	2020			2019
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$6,581	676	$7,257	$11,444	$-	$11,444
Pension liability adjustment	484	(116)	368	1,421	(313)	1,108
Cash flow hedges	22,793	(5,012)	17,781	691	(117)	574
Other comprehensive income	$29,858	$(4,452)	$25,406	$13,556	$(430)	$13,126

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in NQ plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interest	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900
Net earnings (loss)	-	-	(74,044)	(74,044)	5,532	(68,512)
Other comprehensive income	-	14,163	-	14,163	-	14,163
Common shares issued, net of withholding tax	2,294	-	-	2,294	-	2,294
Common shares in NQ plans	292	-	-	292	-	292
Stock-based compensation	3,499	-	-	3,499	-	3,499
Purchases and retirement of common shares	(4,486)	-	(34,077)	(38,563)	-	(38,563)
Contribution to Samuel joint venture	-	-	-	-	925	925
Cash dividends declared	-	-	(13,527)	(13,527)	-	(13,527)
Balance at November 30, 2020	$279,801	$(9,812)	$1,006,910	$1,276,899	$153,572	$1,430,471

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,321	(2,455)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,469	$907,442
Net earnings	-	-	52,086	52,086	4,836	56,922
Other comprehensive loss	-	9,970	-	9,970	-	9,970
Common shares issued, net of withholding tax	(3,811)	-	-	(3,811)	-	(3,811)
Common shares in NQ plans	239	-	-	239	-	239
Stock-based compensation	2,880	-	-	2,880	-	2,880
Purchases and retirement of common shares	-	-	-	-	-	-
Cash dividends declared	-	-	(13,446)	(13,446)	-	(13,446)
Dividends to noncontrolling interest	-	-	-	-	(1,453)	(1,453)
Balance at November 30, 2019	$280,077	$(30,338)	$586,152	$835,891	$122,852	$958,743

The following tables summarize the changes in accumulated other comprehensive loss for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	6,581	484	16,765	23,830
Reclassification adjustments to income (a)	-	-	6,028	6,028
Income tax effect	676	(116)	(5,013)	(4,453)
Balance as of November 30, 2020	$(1,885)	$(21,518)	$13,591	$(9,812)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	2,948	79	(5,975)	(2,948)
Reclassification adjustments to income (a)	8,496	1,342	6,666	16,504
Income tax effect	-	(313)	(117)	(430)
Balance as of November 30, 2019	$(8,195)	$(16,748)	$(5,395)	$(30,338)

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

(3)  Cash flow hedges – disclosed in “NOTE P – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2020, we granted non-qualified stock options covering a total of 116,300 common shares under our stock-based compensation plans.  The weighted average exercise price of $36.93 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.43 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,213,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.94%
Expected volatility	40.82%
Risk-free interest rate	0.42%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of Worthington Industries, Inc.’s common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2020, we granted an aggregate of 341,650 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $37.89 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $12,946,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

On June 25, 2020, we granted an aggregate of 45,000 restricted common shares to three key employees under one of our stock-based compensation plans.  Vesting of these restricted common share awards is contingent upon the price of Worthington Industries, Inc.’s common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a three-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $939,000 and will be recognized on a straight-line basis over the three-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income target, in each case for the three-year periods ending May 31, 2021, 2022 and 2023.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the six months ended November 30, 2020, we granted performance share awards covering an aggregate of 65,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,415,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense for the six months ended November 30, 2020 and 2019 reflected estimated annual effective income tax rates of 21.5% and 24.8%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings (loss). Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Samuel and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan, Samuel and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan, Samuel and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense (benefit).  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2021 could be materially different from the forecasted rate as of November 30, 2020.

NOTE N – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to controlling interest for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest -
income (loss) available to common shareholders	$(74,044)	$52,086	$542,631	$47,310
Denominator:
Denominator for basic earnings (loss) per share attributable to
controlling interest - weighted average common shares	52,988	55,059	53,532	55,150
Effect of dilutive securities	-	1,013	907	1,055
Denominator for diluted earnings (loss) per share attributable to
controlling interest - adjusted weighted average common shares	$52,988	$56,072	54,439	56,205

Basic earnings (loss) per share attributable to controlling interest	$(1.40)	$0.95	$10.14	$0.86
Diluted earnings (loss) per share attributable to controlling interest	$(1.40)	$0.93	$9.97	$0.84

Stock options covering an aggregate of 405,433 common shares for the three months ended November 30, 2019, and 492,011 and 391,563 common shares for the six months ended November 30, 2020 and 2019, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods. All potentially dilutive shares (stock options and restricted common shares covering an aggregate of 1,030,835 common shares) have been excluded from the computation of diluted loss per share for the three months ended November 30, 2020, because the effect would have been anti-dilutive due to the overall net loss for the period.

NOTE O – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2020	2019	2020	2019
Net sales
Steel Processing	$468,723	$516,937	$899,743	$1,040,312
Pressure Cylinders	262,284	290,136	533,188	594,532
Other	85	20,564	1,070	48,652
Total net sales	$731,092	$827,637	$1,434,001	$1,683,496

Operating income (loss)
Steel Processing	$37,824	$17,172	$51,441	$23,340
Pressure Cylinders	3,305	15,647	11,947	45,270
Other	(322)	(1,919)	(1,081)	(47,051)
Segment operating income	40,807	30,900	62,307	21,559
Unallocated corporate and other	1,127	1,218	(983)	(4,029)
Incremental expenses related to Nikola gains	(4,570)	-	(54,081)	-
Total operating income	$37,364	$32,118	$7,243	$17,530

Impairment of long-lived assets
Pressure Cylinders	$3,815	$-	13,739	-
Other	-	-	-	40,601
Total impairment of long-lived assets	$3,815	$-	$13,739	$40,601

Restructuring and other expense (income), net
Steel Processing	$375	$-	$1,846	$(26)
Pressure Cylinders	7,257	-	7,571	-
Other	(36)	(50)	27	431
Total restructuring and other expense (income), net	$7,596	$(50)	$9,444	$405

	November 30,	May 31,
(in thousands)	2020	2020
Total assets
Steel Processing	$886,578	$821,657
Pressure Cylinders	1,016,404	1,104,603
Other (1)	1,124,403	405,255
Total assets	$3,027,385	$2,331,515

(1)	The material changes in total assets primarily relate to the Company’s investment in Nikola. For additional information, refer to “NOTE C – Investment in Nikola”.

For purposes of measuring segment operating income (loss), certain income and expense items, including product liability and healthcare reserves recorded by our corporate office and the incremental expenses related to Nikola gains are not allocated to operating segments, but are shown as reconciling items to the total operating income.  See “NOTE C – Investment in Nikola” for additional information on the incremental expenses related to Nikola gains.

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$13,991	Accounts payable	$-
	Other assets	156	Other liabilities	-
Totals		$14,147		$-

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$9,708	Accounts payable	$1,803
	Other assets	201	Other liabilities	86
		9,909		1,889
Foreign currency exchange contracts	Receivables	-	Accounts payable	13
Long term foreign currency exchange contracts	Other assets	-	Other liabilities	49
Totals		-		62
Total derivative instruments		$24,056		$1,951

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $2,427,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at November 30, 2020:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$73,689	December 2020 - March 2022

The following table summarizes the gain (loss) recognized in OCI and the loss reclassified from AOCI into net earnings (loss) for derivative instruments designated as cash flow hedges for the periods presented:

	Gain (Loss)	Location of Loss	Loss Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into net Earnings	from AOCI into net Earnings
For the three months ended November 30, 2020:
Commodity contracts	$16,381	Cost of goods sold	$(2,690)
Interest rate contracts	-	Interest expense	(470)
Totals	$16,381		$(3,160)

For the three months ended November 30, 2019:
Commodity contracts	$10	Cost of goods sold	$(4,228)
Interest rate contracts	(326)	Interest expense	(7)
Foreign currency contracts	-	Miscellaneous income, net	(97)
Totals	$(316)		$(4,332)

For the six months
ended November 30, 2020:
Commodity contracts	$16,765	Cost of goods sold	$(5,331)
Interest rate contracts	-	Interest expense	(697)
Totals	$16,765		$(6,028)

For the six months
ended November 30, 2019:
Commodity contracts	$(5,649)	Cost of goods sold	$(6,520)
Interest rate contracts	(326)	Interest expense	(127)
Foreign currency contracts	-	Miscellaneous income, net	(19)
Totals	$(5,975)		$(6,666)

The estimated net amount of the losses recognized in AOCI at November 30, 2020 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $12,557,000 (net of tax of $3,470,000).  This amount was computed using the fair value of the cash flow hedges at November 30, 2020, and will change before actual reclassification from OCI to net earnings (loss) during the fiscal years ending May 31, 2021 and May 31, 2022.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2020:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$51,909	December 2020 - April 2022
Foreign currency exchange contracts	9,068	December 2020 - July 2021

The following table summarizes the loss recognized in earnings (loss) for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings (Loss) for the
	Location of Gain (Loss)	Three Months Ended November 30,
(in thousands)	Recognized in Earnings (Loss)	2020	2019
Commodity contracts	Cost of goods sold	$8,905	$(1,673)
Foreign currency exchange contracts	Miscellaneous income, net	1	15
Total		$8,906	$(1,658)

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2020	2019
Commodity contracts	Cost of goods sold	$12,198	$(3,916)
Foreign currency exchange contracts	Miscellaneous income, net	(73)	(89)
Total		$12,125	$(4,005)

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

Recurring Fair Value Measurements

At November 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$24,056	$-	$24,056
Investment in Nikola (2)	143,850	-	-	143,850
Total assets	$143,850	$24,056	$-	$167,906

Liabilities
Derivative instruments (1)	$-	$1,951	$-	$1,951
Total liabilities	$-	$1,951	$-	$1,951

At May 31, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$181	$-	$181
Total assets	$-	$181	$-	$181

Liabilities
Derivative instruments (1)	$-	$8,777	$-	$8,777
Total liabilities	$-	$8,777	$-	$8,777

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

(2)	The fair value of the investment in Nikola is based on the share price of Nikola common stock at November 30, 2020.

Non-Recurring Fair Value Measurements

At November 30, 2020, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$6,334	$-	$6,334
Total assets	$-	$6,334	$-	$6,334

(1)

Comprised of our oil & gas equipment assets in Tulsa, Oklahoma with an estimated fair value of $5,934,000, and our alternative fuel cylinders assets at the Jefferson, Ohio facility with an estimated fair market value of $400,000.  Refer to “NOTE E – Impairment of Long-Lived Assets” for additional information.

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

(2)

During the third quarter of fiscal 2020, we committed to a plan to sell the Canton, Michigan facility of our consolidated WSP joint venture and some of the production equipment at that facility.  In accordance with the applicable accounting guidance this production equipment was written down to its estimated fair value of $700,000.

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

In May 2020, the Company committed to a plan to shut down the packaging solutions business in Greensburg, Indiana.  As a result, long-lived assets were written down to their estimated fair market value of $266,000.

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas equipment manufacturing operations in Wooster, Ohio, the fixed assets at Wooster, Ohio were written down to their then estimated fair market value of $6,211,000.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $799,064,000 and $740,678,000 at November 30, 2020 and May 31, 2020, respectively. The carrying amount of long-term debt, including current maturities, was $707,500,000 and $699,665,000 at November 30, 2020 and May 31, 2020, respectively.

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

Unless otherwise indicated, all Note references contained in this Part I – Item 2. refer to the Notes to the Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q (this “Form 10-Q”).

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“fiscal 2020”) includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

As of November 30, 2020, excluding our joint ventures, we operated 23 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

As of November 30, 2020, we held equity positions in nine joint ventures, which operated 47 manufacturing facilities worldwide.  Four of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings (loss) and other comprehensive income (loss) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.  The remaining five of these joint ventures are accounted for using the equity method.

Overview

The Company generated a net loss of $74.0 million, or $(1.40) per share, in the second quarter of fiscal 2021 driven largely by a net pre-tax loss of $148.4 million, or $(2.18) per share, related to the Company’s investment in Nikola Corporation (“Nikola”), as discussed under Recent Business Developments below.  Operating income for the current quarter was $37.4 million, an increase of $5.3 million over the prior year quarter.  The impact of higher gross margin and lower SG&A expense was partially offset by $11.4 million of impairment and restructuring charges and $4.6 million of profit sharing and bonus expenses related to the Nikola investment gains.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter decreased $21.7 million from the comparable prior year quarter, as the prior year quarter includes a $23.1 million pre-tax gain related to the sale of WAVE’s international operations.  Excluding the gain in the prior year quarter, equity income increased $1.4 million, primarily due to higher contributions from Serviacero Worthington.  We received cash distributions from unconsolidated joint ventures of $30.2 million during the second quarter of fiscal 2021.

Recent Business Developments

•

In October 2020, the Company sold its cryogenic trailer and hydrogen trailer business, including the Theodore, Alabama manufacturing site, to Chart Industries, Inc. and the cryo-science and microbulk storage unit business to IC Biomedical US, LLC.  The combined sales proceeds from the two transactions was $21.2 million, resulting in a pre-tax loss of $7.1 million within restructuring and other expense (income), net.

•

During the second quarter of fiscal 2021, the Company recognized a combined pre-tax loss of $148.4 million, or $(2.18) per share related to its investment in Nikola, comprised of $143.8 million unrealized mark-to-market loss, resulting from the $20.40 drop in the share price during the quarter, and $4.6 million of additional bonus expense related to the overall Nikola investment gain.  At quarter end, the Company owned 7,048,020 shares of Nikola common stock.  For additional information, refer to “NOTE C – Investment in Nikola”.

•	During the first six months of fiscal 2021, Worthington Industries, Inc. repurchased a total of 2,318,464 of its common shares for $92.9 million, at an average price of $40.06.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the second quarter of each of fiscal 2021 and fiscal 2020 is illustrated in the following chart:

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

Approximately 18% of the net sales of our Steel Processing operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 23% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and oil & gas equipment.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended November 30,			Six Months Ended November 30,
	2020	2019	Inc / (Dec)	2020	2019	Inc / (Dec)
U.S. GDP (% growth year-over-year) [1]	-4.9%	2.2%	-7.1%	-5.4%	2.3%	-7.7%
Hot-Rolled Steel ($ per ton) [2]	$625	$526	$99	$550	$545	$5
Detroit Three Auto Build (000's vehicles) [3]	1,868	1,879	(11)	3,718	3,928	(210)
No. America Auto Build (000's vehicles) [3]	4,076	4,091	(15)	7,834	8,173	(339)
Zinc ($ per pound) [4]	$1.11	$1.09	$0.02	$1.03	$1.11	$(0.08)
Natural Gas ($ per mcf) [5]	$2.64	$2.50	$0.14	$2.28	$2.39	$(0.11)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.41	$3.04	$(0.63)	$2.42	$3.05	$(0.63)
Crude Oil - WTI ($ per barrel) [6]	$39.99	$55.47	$(15.48)	$40.22	$55.54	$(15.32)

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2021 (first and second quarters), fiscal 2020 and fiscal 2019:

	Fiscal Year
(Dollars per ton [1] )	2021	2020	2019
1st Quarter	$475	$564	$900
2nd Quarter	$625	$526	$836
3rd Quarter	N/A	$571	$725
4th Quarter	N/A	$527	$672
Annual Avg.	$550	$547	$783

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 12% and 17% of consolidated net sales during the second quarter of fiscal 2021 and fiscal 2020, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the second quarter of fiscal 2021, vehicle production for the Detroit Three automakers was down 1% from fiscal 2020, while North American vehicle production was flat.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$731.1	100.0%	$827.6	100.0%	$(96.5)
Cost of goods sold	595.6	81.5%	707.0	85.4%	(111.4)
Gross margin	135.5	18.5%	120.6	14.6%	14.9
Selling, general and administrative expense	82.1	11.2%	88.5	10.7%	(6.4)
Impairment of long-lived assets	3.8	0.5%	-	0.0%	3.8
Restructuring and other expense, net	7.6	1.0%	-	0.0%	7.6
Incremental expenses related to Nikola gains	4.6	0.6%	-	0.0%	4.6
Operating income	37.4	5.1%	32.1	3.9%	5.3
Miscellaneous income, net	0.4	0.1%	0.8	0.1%	(0.4)
Interest expense	(7.5)	-1.0%	(7.3)	-0.9%	0.2
Equity in net income of unconsolidated affiliates (1)	25.6	3.5%	47.3	5.7%	(21.7)
Loss on investment in Nikola	(143.8)	-19.7%	-	0.0%	143.8
Income tax benefit (expense)	19.4	2.7%	(15.9)	-1.9%	35.3
Net earnings (loss)	(68.5)	-9.4%	57.0	6.9%	(125.5)
Net earnings attributable to noncontrolling interests	5.5	0.8%	4.9	0.6%	0.6
Net earnings (loss) attributable to controlling interest	$(74.0)	-10.1%	$52.1	6.3%	$(126.1)

(1) Equity in net income by unconsolidated affiliate
WAVE	$17.3		$41.8		$(24.5)
ClarkDietrich	5.4		4.9		0.5
Serviacero Worthington	1.9		0.8		1.1
ArtiFlex	1.2		1.1		0.1
Other	(0.2)		(1.3)		1.1
Total	$25.6		$47.3		$(21.7)

Operating highlights for the second quarter of fiscal 2021 were as follows:

•

Net sales decreased $96.5 million from the comparable quarter in the prior year.  The decrease was driven primarily by lower average selling prices in Steel Processing, lower volumes in the oil and gas equipment business in Pressure Cylinders due in part to the impact of lower demand resulting from COVID-19, and the deconsolidation of the Engineered Cabs business in the prior year.

•

Gross margin increased $14.9 million over the comparable quarter in the prior year, as the combined impact of lower manufacturing expenses, driven largely by reductions in workforce in response to COVID-19, and improved spreads in Steel Processing were partially offset by a decline in the oil and gas equipment business in Pressure Cylinders.

•

SG&A expense decreased $6.4 million from the comparable quarter in the prior year.  The decrease was primarily due to lower wages and benefits, driven by the reduction in workforce related to the impact of COVID-19 that was implemented in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021.  Overall, SG&A expense was 11.2% of consolidated net sales compared to 10.7% in the comparable quarter of the prior year primarily the result of the lower quarterly sales.

•

Impairment of long-lived assets totaled $3.8 million in the current quarter, related to the write-down of certain assets in the oil and gas equipment business in Pressure Cylinders.  For additional information, refer to “NOTE E – Impairment of Long-Lived Assets”.

•

Restructuring and other expense, net totaled $7.6 million and primarily resulted from a pre-tax loss within Pressure Cylinders on the combined sale of the cryogenics business primarily operated out of Theodore, Alabama.  For additional information regarding the Company’s restructuring activities, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Incremental expenses related to Nikola gains of $4.6 million were due to additional bonus expense related to the Nikola investment gains.  The Company expects to incur additional bonus expense related to the Nikola gains of approximately $4.0 million, which will be recognized evenly over the remainder of fiscal 2021.  For additional information, refer to “NOTE C – Investment in Nikola”.

•	Interest expense increased $0.2 million over the comparable quarter in the prior year. The increase was due primarily to higher average debt levels.
•

Equity income decreased $21.7 million from the comparable quarter in the prior year, as the prior year quarter includes a $23.1 million pre-tax gain related to the sale of WAVE’s international operations.  Excluding the pre-tax gain in the prior year quarter, equity income increased $1.4 million, primarily due to a higher contribution from Serviacero Worthington.  We received cash distributions of $30.2 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “NOTE D – Investments in Unconsolidated Affiliates”.

•

Loss on investment in Nikola totaled $143.8 million and resulted from writing down the 7,048,020 shares of Nikola common stock that the Company continued to own at November 30, 2020 to the market value.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Income tax benefit was $19.4 million in the current quarter compared to income tax expense of $15.9 million in the prior year quarter.  The current quarter income tax benefit was due to the impact of the write down of the Nikola investment as explained previously.  The current quarter income tax benefit was calculated using an estimated annual effective income tax rate of 21.5% versus 24.8% in calculating the income tax expense in the prior year quarter.   For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$468.7	100.0%	$516.9	100.0%	$(48.2)
Cost of goods sold	391.7	83.6%	462.3	89.4%	(70.6)
Gross margin	77.0	16.4%	54.6	10.6%	22.4
Selling, general and administrative expense	38.8	8.3%	37.5	7.3%	1.3
Restructuring and other expense, net	0.4	0.1%	-	0.0%	0.4
Operating income	$37.8	8.1%	$17.1	3.3%	$20.7

Material cost	$313.3		$370.8		$(57.5)
Tons shipped (in thousands)	1,024		1,005		19

Operating highlights for the second quarter of fiscal 2021 were as follows:

•

Net sales decreased $48.2 million from the comparable quarter in the prior year, driven primarily by lower average selling prices.  The mix of direct versus toll tons processed was 48% to 52% compared to 49% to 51% in the prior year quarter.  The change in mix in fiscal 2021 was driven primarily by the consolidation of the Samuel joint venture.

•

Operating income increased $20.7 million over the comparable quarter in the prior year as the impact of lower average selling prices, was more than offset by lower manufacturing expenses, driven largely by reductions in workforce in response to COVID-19, and improved spreads.  Spreads improved due to arbitrage gains in the current quarter and the favorable swing from estimated inventory holding losses of $6.5 million in the prior year quarter to negligible estimated holding gains in the current quarter.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$262.2	100.0%	$290.1	100.0%	$(27.9)
Cost of goods sold	203.2	77.5%	225.7	77.8%	(22.5)
Gross margin	59.0	22.5%	64.4	22.2%	(5.4)
Selling, general and administrative expense	44.6	17.0%	48.7	16.8%	(4.1)
Impairment of long-lived assets	3.8	1.4%	-	0.0%	3.8
Restructuring and other expense, net	7.3	2.8%	-	0.0%	7.3
Operating income	$3.3	1.3%	$15.7	5.4%	$(12.4)

Material cost	$108.9		$127.1		$(18.2)

Units shipped by principal class of products:
Consumer products	15,915,466		18,675,057		(2,759,591)
Industrial products	3,265,076		2,932,923		332,153
Oil & gas equipment	204		376		(172)
Total Pressure Cylinders	19,180,746		21,608,356		(2,427,610)

Net sales by principal class of products:
Consumer products	$121.6		$128.0		$(6.4)
Industrial products	134.0		130.4		3.6
Oil & gas equipment	6.6		31.7		(25.1)
Total Pressure Cylinders	$262.2		$290.1		$(27.9)

Operating highlights for the second quarter of fiscal 2021 were as follows:

•

Net sales decreased $27.9 million from the comparable quarter in the prior year, due primarily to lower volume in the oil and gas equipment business, down $24.1 million, due in part to the impact of lower demand as a result of COVID-19.  The remaining decline was primarily due to lower volumes in the consumer products business, partially offset by the favorable impact of higher volumes in the industrial products business.

•

Operating income of $3.3 million decreased by $12.4 million from the comparable quarter in the prior year as the impact of lower volume in the oil and gas equipment business and current quarter impairment and restructuring charges, which charges totaled $11.1 million, were partially offset by lower SG&A expense and improvement in the industrial products business.  For additional information, refer to “NOTE E – Impairment of Long-Lived Assets” and “NOTE F – Restructuring and Other Expense, Net”.

Other

The Other category includes the results of the former Engineered Cabs operating segment, on a historical basis through November 1, 2019, when substantially all of the net assets were deconsolidated.  The following table presents a summary of the operating results for the Other Category for the periods presented:

	Three Months Ended November 30,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$0.1	100.0%	$20.6	100.0%	$(20.5)
Cost of goods sold	0.7	700.0%	19.0	92.2%	(18.3)
Gross margin (loss)	(0.6)	-600.0%	1.6	7.8%	(2.2)
Selling, general and administrative expense	(0.1)	-100.0%	3.6	17.5%	(3.7)
Restructuring and other income, net	(0.1)	-100.0%	(0.1)	-0.5%	0.0
Operating loss	$(0.4)	-400.0%	$(1.9)	-9.2%	$(1.5)

Operating highlights for the second quarter of fiscal 2021 were as follows:

•

Net sales and operating loss decreased $20.5 million and $1.5 million, respectively, from the comparable period in the prior year due to the deconsolidation of substantially all of the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “NOTE A – Basis of Presentation”.

Six Months Year-to-Date – Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1,434.0	100.0%	$1,683.5	100.0%	$(249.5)
Cost of goods sold	1,185.1	82.6%	1,445.6	85.9%	(260.5)
Gross margin	248.9	17.4%	237.9	14.1%	11.0
Selling, general and administrative expense	164.4	11.5%	179.4	10.7%	(15.0)
Impairment of long-lived assets	13.7	1.0%	40.6	2.4%	(26.9)
Restructuring and other expense, net	9.4	0.7%	0.4	0.0%	9.0
Incremental expenses related to Nikola gains	54.1	3.8%	-	0.0%	54.1
Operating income	7.3	0.5%	17.5	1.0%	(10.2)
Miscellaneous income, net	1.0	0.1%	1.4	0.1%	(0.4)
Interest expense	(15.1)	-1.1%	(16.8)	-1.0%	(1.7)
Equity in net income of unconsolidated affiliates (1)	49.2	3.4%	72.1	4.3%	(22.9)
Gains on investment in Nikola	652.3	45.5%	-	0.0%	652.3
Loss on extinguishment of debt	-	0.0%	(4.0)	-0.2%	(4.0)
Income tax expense	(144.4)	-10.1%	(15.7)	-0.9%	128.7
Net earnings	550.3	38.4%	54.5	3.2%	495.8
Net earnings attributable to noncontrolling interests	7.6	0.5%	7.2	0.4%	0.4
Net earnings attributable to controlling interest	$542.7	37.8%	$47.3	2.8%	$495.4

(1) Equity in net income by unconsolidated affiliate
WAVE	$35.0		$65.7		$(30.7)
ClarkDietrich	10.3		9.0		1.3
Serviacero Worthington	3.2		1.6		1.6
ArtiFlex	1.1		1.3		(0.2)
Other	(0.4)		(5.5)		5.1
Total	$49.2		$72.1		$(22.9)
Operating highlights for the six months ended November 30, 2020 were as follows:

•

Net sales decreased $249.5 million from the comparable period in the prior year.  The decrease was driven by a combination of lower average selling prices and lower direct volume in Steel Processing, which decreased net sales by $100.2 million and $41.1 million, respectively, lower volumes in the oil and gas equipment business within Pressure Cylinders due in part to the impact of lower demand as a result of COVID-19, which decreased net sales by $47.7 million, and the deconsolidation of the Engineered Cabs business in the prior year.  In addition, the prior year benefited from the early termination of a customer take-or-pay contract within the industrial products business, effectively accelerating $14.2 million of future planned sales into the prior year period.

•

Gross margin increased $11.0 million over the comparable period in the prior year.  The increase was primarily due to improved direct spreads in Steel Processing, up $19.4 million from the prior year period, driven by lower inventory holding losses and arbitrage gains, combined with lower manufacturing expenses, driven largely by reductions in workforce in response to COVID-19.  The overall increase in Steel Processing was partially offset by the combination of an $11.5 million benefit recognized in the prior year quarter related to the cancellation of a customer take-or-pay contract within the industrial products business and lower volumes in the oil and gas equipment business within Pressure Cylinders.

•

SG&A expense decreased $15.0 million from the comparable period in the prior year. The decrease was driven primarily by lower wages and benefits, driven by the reduction in workforce related to COVID-19 that was implemented in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, and the impact of the deconsolidation of the former Engineered Cabs business in the prior year.  Overall, SG&A expense was 11.5% of consolidated net sales compared to 10.7% in the comparable period in the prior year, primarily the result of the lower period sales.

•

Impairment of long-lived assets totaled $13.7 million in the current period, primarily due to charges in Pressure Cylinders of $8.0 million to write-down certain assets in the cryogenics business and $3.8 million to write-down certain assets in the oil and gas equipment business.  Impairment charges in the prior year period totaled $40.6 million to write-down certain assets in the former Engineered Cabs business.  For additional information, refer to “NOTE E – Impairment of Long-Lived Assets”.

•

Restructuring and other expense, net totaled $9.4 million and primarily resulted from a $7.1 million pre-tax loss within Pressure Cylinders on the sale of the cryogenics business primarily operated out of Theodore, Alabama and severance expense in connection with the reduction in workforce in Steel Processing related to the continued impact of COVID-19.  For additional information regarding the Company’s restructuring activities, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Incremental expenses related to Nikola gains of $54.1 million consisted of $33.5 million of increased profit sharing and bonus expenses related to the Nikola investment gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation in the first quarter of fiscal 2021.  The Company expects to incur additional bonus expense related to the Nikola gains of approximately $4.0 million, which will be recognized evenly over the remainder of fiscal 2021.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Interest expense decreased $1.7 million from the comparable period in the prior year. The decrease was due primarily to lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income decreased $22.9 million from the comparable period in the prior year, as the prior year included a $23.1 million pre-tax gain related to the sale of WAVE’s international operations and a $4.2 million impairment charge to write-off the Company’s investment in its former steel processing joint venture in China.  WAVE’s contribution to equity income, excluding the pre-tax gain, was down $7.6 million on decreased volumes and higher partner allocations.  We received cash distributions of $47.1 million from our unconsolidated affiliates during the current year period.  For additional information regarding our unconsolidated affiliates, refer to “NOTE D – Investments in Unconsolidated Affiliates”.

•

Gains on investment in Nikola totaled $652.3 million and consisted of $508.5 million of realized gains from the sale and charitable contribution of the Company’s Nikola shares in the first quarter of fiscal 2021 combined with a $143.8 million unrealized gain related to the 7,048,020 shares of Nikola common stock the Company continued to own at November 30, 2020.

•

Income tax expense increased $128.7 million from the comparable period in the prior year primarily due to the impact of the Nikola gains and associated expenses and the previously explained impairment and restructuring charges.  The current period tax expense was calculated using an estimated annual effective income tax rate of 21.5% versus 24.8% in the prior year comparable period. For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$899.7	100.0%	$1,040.3	100.0%	$(140.6)
Cost of goods sold	772.0	85.8%	944.0	90.7%	(172.0)
Gross margin	127.7	14.2%	96.3	9.3%	31.4
Selling, general and administrative expense	74.4	8.3%	73.0	7.0%	1.4
Restructuring and other expense	1.9	0.2%	-	0.0%	1.9
Operating income	$51.4	5.7%	$23.3	2.2%	$28.1

Material cost	$618.9		$767.2		$(148.3)
Tons shipped (in thousands)	1,952		1,896		56

Operating highlights for the six months ended November 30, 2020 were as follows:

•

Net sales decreased $140.6 million from the comparable period in the prior year, driven by lower average selling prices and lower direct volumes, which decreased net sales by $100.2 million and $41.1 million, respectively.  The mix of direct versus toll tons processed was 49% to 51% compared to 52% and 48% in the comparable prior year period.  The change in mix in fiscal 2021 was driven primarily by the consolidation of the Samuel joint venture.

•

Operating income increased $28.1 million over the comparable period in the prior year, as the decrease in lower average selling prices and direct volumes was more than offset by improved spreads and lower manufacturing expenses, driven largely by reductions in workforce in response to COVID-19.  The improvement in spreads was largely driven by the lower inventory holding losses estimated to be $6.6 million in the current period compared to $14.9 million in the comparable period of the prior year, and arbitrage gains in the current quarter.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Six Months Ended November 30,
		% of		% of	Increase/
(Dollars in millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$533.1	100.0%	$594.5	100.0%	$(61.4)
Cost of goods sold	411.8	77.2%	454.0	76.4%	(42.2)
Gross margin	121.3	22.8%	140.5	23.6%	(19.2)
Selling, general and administrative expense	88.1	16.5%	95.2	16.0%	(7.1)
Impairment of long-lived assets	13.7	2.6%	-	0.0%	13.7
Restructuring and other expense	7.6	1.4%	-	0.0%	7.6
Operating income	$11.9	2.2%	$45.3	7.6%	$(33.4)

Material cost	$224.6		$254.0		$(29.4)

Net sales by principal class of products:
Consumer products	$254.4		$247.5		$6.9
Industrial products	262.2		283.0		(20.8)
Oil & gas equipment	16.5		64.0		(47.5)
Total Pressure Cylinders	$533.1		$594.5		$(61.4)

Units shipped by principal class of products:
Consumer products	33,772,607		35,573,447		(1,800,840)
Industrial products	7,150,881		6,217,378		933,503
Oil & gas equipment	323		1,219		(896)
Total Pressure Cylinders	40,923,811		41,792,044		(868,233)

Operating highlights for the six months ended November 30, 2020 were as follows:

•

Net sales decreased $61.4 million from the comparable period in the prior year, primarily due to lower volumes in the oil and gas equipment business and the early termination of a customer take-or-pay contract within the industrial products business, effectively accelerating $14.2 million of future planned sales into the prior year quarter.

•

Operating income decreased $33.4 million from the comparable period in the prior year, when the impact of the take-or-pay contract cancellation contributed $11.5 million of gross margin.  The remaining decline was primarily due to $21.3 million of current period impairment and restructuring charges, as discussed further in “NOTE E – Impairment of Long-Lived Assets” and “NOTE F – Restructuring and Other Expenses, Net”.

Other

The Other category includes the results of the former Engineered Cabs operating segment, on a historical basis through November 1, 2019, when substantially all of the net assets were deconsolidated.  The following table presents a summary of the operating results for the Other Category for the periods indicated:

	Six Months Ended November 30,
		% of		% of	Increase/
(In millions)	2020	Net sales	2019	Net sales	(Decrease)
Net sales	$1.1	100.0%	$48.7	100.0%	$(47.6)
Cost of goods sold	1.3	118.2%	47.6	97.7%	(46.3)
Gross margin (loss)	(0.2)	-18.2%	1.1	2.3%	(1.3)
Selling, general and administrative expense	0.9	81.8%	7.2	14.8%	(6.3)
Impairment of goodwill and long-lived assets	-	0.0%	40.6	83.4%	(40.6)
Restructuring and other expense	-	0.0%	0.4	0.8%	(0.4)
Operating loss	$(1.1)	-100.0%	$(47.1)	-96.7%	$(46.0)

Operating highlights for the six months ended November 30, 2020 were as follows:

•

Net sales decreased $47.6 million from the comparable period in the prior year due to the deconsolidation of substantially all the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “NOTE A – Basis of Presentation”.

•

Operating loss of $1.1 million represented an improvement of $46.0 million from the comparable period in the prior year which included impairment charges of $40.6 million to write-down certain assets in the former Engineered Cabs operating segment and $6.1 million in operating losses incurred prior to the deconsolidation of Engineered Cabs.  For additional information on the impairment and deconsolidation, refer to “NOTE E – Impairment of Long-Lived Assets” and “NOTE A – Basis of Presentation”.

Liquidity and Capital Resources

During the six months ended November 30, 2020, we received $487.9 million of pre-tax proceeds from the sale of Nikola shares, generated $224.8 million of cash from operating activities, invested $48.9 million in property, plant and equipment and paid dividends of $26.8 million on Worthington Industries, Inc.’s common shares.  Additionally, we paid $92.9 million to repurchase 2,318,464 of Worthington Industries, Inc.’s common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended November 30,
(in millions)	2020	2019
Net cash provided by operating activities	$224.8	$168.5
Net cash provided (used) by investing activities	460.4	(70.6)
Net cash used by financing activities	(119.3)	(118.0)
Increase (decrease) in cash and cash equivalents	565.9	(20.1)
Cash and cash equivalents at beginning of period	147.2	92.4
Cash and cash equivalents at end of period	$713.1	$72.3

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of November 30, 2020.

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

Net cash provided by operating activities was $224.8 million during the six months ended November 30, 2020 compared to $168.5 million in the comparable quarter of fiscal 2020. The $56.3 million increase in net cash provided by operating activities was driven primarily by improved operating results and changes in working capital.

Investing Activities

Net cash provided by investing activities was $460.4 million during the six months ended November 30, 2020 compared to net cash used by investing activities of $70.6 million in the comparable prior year period.  The change from the prior year quarter was driven primarily by $487.9 million of proceeds received from the sale of Nikola shares.  We made capital expenditures of $48.9 million during the first six months of fiscal 2021 compared to $50.6 million during the first six months of fiscal 2020.  In the current year period, we received $21.6 million in net proceeds from asset sales, primarily from the sale of the cryogenics business primarily operated out of Theodore, Alabama.  In the prior year period, we received $9.2 million in net proceeds from asset sales, primarily from the sale of the Company’s cryogenics business in Turkey.

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

Financing Activities

Net cash used by financing activities was $119.3 million during the six months ended November 30, 2020 compared to $118.0 million in the comparable prior year quarter.  The increase was driven by the fact the Company had paid $154.0 million to redeem $150.0 million aggregate principal amount of unsecured senior notes in the prior year quarter.  The redemption was funded in part by the issuance of euro-denominated unsecured Senior Notes, which resulted in net cash proceeds of $101.6 million.  The net cash effect of these items was more than offset by the increase of $63.3 million paid for common share repurchases in the current period.

Long-term debt and short-term borrowings – As of November 30, 2020, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at November 30, 2020 were unchanged from those reported as of May 31, 2020.

Common shares – The Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.25 per common share for the second quarter of fiscal 2021 compared to $0.24 per common share for the second quarter of fiscal 2020.  Dividends paid on Worthington Industries, Inc.’s common shares totaled $26.8 million and $26.9 million during the six months ended November 30, 2020 and 2019, respectively.  On December 17, 2020, the Worthington Industries Board declared a quarterly dividend for the third quarter of fiscal 2021 of $0.25 per share payable on March 29, 2021, to shareholders of record on March 15, 2021.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase under the March 20, 2019 authorization at November 30, 2020 was 5,381,536.

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2020).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2020) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended November 30, 2020:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2020	252,525	$39.95	252,525	5,986,991
October 1-31, 2020 (2)	584,551	46.90	553,147	5,433,844
November 1-30, 2020 (3)	86,411	49.61	52,308	5,381,536
Total	923,487	$45.26	857,980
(1)

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under this authorization.  A total of 5,381,536 common shares remained available for repurchase under the March 20, 2019 authorization at November 30, 2020.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 31,404 common shares surrendered by employees in October 2020 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorization in effect during the second quarter of fiscal 2021 and discussed in footnote (1) above.

(3)

Includes an aggregate of 34,103 common shares surrendered by employees in November 2020 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorization in effect during the second quarter of fiscal 2021 and discussed in footnote (1) above.

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2020 and May 31, 2020;
(ii)	Consolidated Statements of Earnings (Loss) for the three and six months ended November 30, 2020 and 2019;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2020 and 2019;
(iv)	Consolidated Statements of Cash Flows for the three and six months ended November 30, 2020 and 2019; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 11, 2021	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)