Form 10-Q
period 2021-02-28
WORTHINGTON INDUSTRIES INC
filed 2021-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On March 31, 2021, the number of Common Shares, without par value, issued and outstanding was 52,990,921.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q, including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the ever-changing effects of the Novel Coronavirus (“COVID-19”) pandemic on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities);

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

•	projected capacity and the alignment of operations with demand;
•	the ability to operate profitably and generate cash in down markets;
•	the ability to capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•	expectations for Company and customer inventories, jobs and orders;
•	expectations for the economy and markets or improvements therein;
•	expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•	effects of judicial rulings
•

uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic; and

•	other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to the COVID-19 pandemic – the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 –, and the development, availability and effectiveness of vaccines, and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith, their potential impacts related to the ability and costs to continue to operate facilities and their potential to exacerbate other risks;

•

the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from COVID-19, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;

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

ii

•	lower oil prices as a factor in demand for products;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;
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
•

the impact of judicial rulings and governmental regulations, both in the United States and abroad, including those adopted by the United States governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Consolidated Appropriations Act 2021, the American Rescue Plan Act of 2021, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 28,	May 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$649,505	$147,198
Receivables, less allowances of $1,051 and $1,521 at February 28, 2021
and May 31, 2020, respectively	525,768	341,038
Inventories:
Raw materials	172,735	234,629
Work in process	135,233	76,497
Finished products	105,213	93,975
Total inventories	413,181	405,101
Income taxes receivable	3,351	8,376
Assets held for sale	21,202	12,928
Prepaid expenses and other current assets	73,909	68,538
Total current assets	1,686,916	983,179
Investments in unconsolidated affiliates	220,415	203,329
Operating lease assets	33,245	31,557
Goodwill	358,543	321,434
Other intangible assets, net of accumulated amortization of $87,052 and
$92,774 at February 28, 2021 and May 31, 2020, respectively	245,543	184,416
Other assets	32,986	34,956
Property, plant and equipment:
Land	23,159	24,197
Buildings and improvements	288,009	302,796
Machinery and equipment	1,105,686	1,055,139
Construction in progress	48,972	52,231
Total property, plant and equipment	1,465,826	1,434,363
Less: accumulated depreciation	905,601	861,719
Total property, plant and equipment, net	560,225	572,644
Total assets	$3,137,873	$2,331,515

Liabilities and equity
Current liabilities:
Accounts payable	$412,793	$247,017
Accrued compensation, contributions to employee benefit plans and
related taxes	112,781	64,650
Dividends payable	14,847	14,648
Other accrued items	48,475	49,974
Current operating lease liabilities	10,396	10,851
Income taxes payable	37,516	949
Current maturities of long-term debt	453	149
Total current liabilities	637,261	388,238
Other liabilities	87,419	75,786
Distributions in excess of investment in unconsolidated affiliate	104,391	103,837
Long-term debt	708,511	699,516
Noncurrent operating lease liabilities	26,440	25,763
Deferred income taxes, net	110,666	71,942
Total liabilities	1,674,688	1,365,082
Shareholders' equity - controlling interest	1,311,790	820,821
Noncontrolling interests	151,395	145,612
Total equity	1,463,185	966,433
Total liabilities and equity	$3,137,873	$2,331,515

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$759,109	$763,996	$2,193,110	$2,447,492
Cost of goods sold	595,011	648,451	1,780,180	2,094,045
Gross margin	164,098	115,545	412,930	353,447
Selling, general and administrative expense	86,895	80,928	251,220	260,294
Impairment of goodwill and long-lived assets	-	34,627	13,739	75,228
Restructuring and other expense, net	28,212	1,376	37,656	1,781
Incremental expenses related to Nikola gains	(781)	-	53,300	-
Operating income (loss)	49,772	(1,386)	57,015	16,144
Other income (expense):
Miscellaneous income, net	539	6,985	1,366	8,316
Interest expense	(7,558)	(7,362)	(22,696)	(24,157)
Equity in net income of unconsolidated affiliates	31,674	25,479	80,939	97,592
Gains on investment in Nikola	2,740	-	655,102	-
Loss on extinguishment of debt	-	-	-	(4,034)
Earnings before income taxes	77,167	23,716	771,726	93,861
Income tax expense	4,485	4,828	148,818	20,506
Net earnings	72,682	18,888	622,908	73,355
Net earnings attributable to noncontrolling interests	5,073	3,577	12,668	10,734
Net earnings attributable to controlling interest	$67,609	$15,311	$610,240	$62,621

Basic
Average common shares outstanding	52,149	54,930	53,076	55,078
Earnings per share attributable to controlling interest	$1.30	$0.28	$11.50	$1.14

Diluted
Average common shares outstanding	53,217	55,898	54,077	56,164
Earnings per share attributable to controlling interest	$1.27	$0.27	$11.28	$1.11

Common shares outstanding at end of period	51,813	54,598	51,813	54,598

Cash dividends declared per share	$0.25	$0.24	$0.75	$0.72

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings	$72,682	$18,888	$622,908	$73,355
Other comprehensive income (loss):
Foreign currency translation, net of tax	1,359	(576)	8,616	10,868
Pension liability adjustment, net of tax	(103)	138	265	1,246
Cash flow hedges, net of tax	27,590	2,159	45,371	2,733
Other comprehensive income	28,846	1,721	54,252	14,847
Comprehensive income	101,528	20,609	677,160	88,202
Comprehensive income attributable to noncontrolling interests	5,073	3,577	12,668	10,734
Comprehensive income attributable to controlling interest	$96,455	$17,032	$664,492	$77,468

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating activities:
Net earnings	$72,682	$18,888	$622,908	$73,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,893	22,780	65,664	69,553
Impairment of goodwill and long-lived assets	-	34,627	13,739	75,228
Provision for (benefit from) deferred income taxes	(30,129)	(5,006)	9,126	(1,661)
Bad debt (income) expense	(95)	273	(160)	584
Equity in net income of unconsolidated affiliates, net of distributions	(13,288)	(4,474)	(15,437)	(19,271)
Net (gain) loss on sale of assets	27,641	(5,838)	35,314	(5,237)
Stock-based compensation	4,727	2,725	14,437	10,000
Gains on investment in Nikola	(2,740)	-	(655,102)	-
Charitable contribution of Nikola shares	-	-	20,653	-
Loss on extinguishment of debt	-	-	-	4,034
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(32,105)	5,992	(110,719)	15,517
Inventories	(96,836)	3,024	(6,591)	90,907
Accounts payable	62,299	29,630	157,629	(28,347)
Accrued compensation and employee benefits	10,779	(9,144)	48,591	(22,740)
Income taxes payable	(2,474)	391	36,567	(741)
Other operating items, net	(13,098)	(6,547)	(2,547)	(5,331)
Net cash provided by operating activities	9,256	87,321	234,072	255,850

Investing activities:
Investment in property, plant and equipment	(16,377)	(21,219)	(65,321)	(71,774)
Proceeds from sale of Nikola shares	146,590	-	634,449	-
Acquisitions, net of cash acquired	(129,743)	(500)	(129,818)	(29,783)
Proceeds from sale of assets, net	(985)	119	20,595	9,318
Net cash provided (used) by investing activities	(515)	(21,600)	459,905	(92,239)

Financing activities:
Proceeds from long-term debt, net of issuance costs	-	-	-	101,464
Principal payments on long-term obligations and debt redemption costs	(99)	(344)	(292)	(154,811)
Proceeds from issuance of common shares, net of tax withholdings	565	429	1,709	(6,595)
Payments to noncontrolling interests	(7,250)	-	(7,810)	(1,453)
Repurchase of common shares	(52,367)	(21,373)	(145,250)	(50,972)
Dividends paid	(13,215)	(13,263)	(40,027)	(40,177)
Net cash used by financing activities	(72,366)	(34,551)	(191,670)	(152,544)

Increase (decrease) in cash and cash equivalents	(63,625)	31,170	502,307	11,067
Cash and cash equivalents at beginning of period	713,130	72,260	147,198	92,363
Cash and cash equivalents at end of period	$649,505	$103,430	$649,505	$103,430

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three and nine months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021 (“fiscal 2021”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“fiscal 2020”) of Worthington Industries, Inc. (the “2020 Form 10-K”).

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

NOTE B – Revenue Recognition

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Reportable segments by product class:
Steel Processing
Direct	$469,266	$450,413	$1,307,631	$1,425,117
Toll	35,211	40,723	96,589	106,331
Total	504,477	491,136	1,404,220	1,531,448

Pressure Cylinders
Consumer products	120,808	113,258	375,208	360,803
Industrial products	129,428	129,042	391,673	411,994
Oil & gas equipment	4,407	28,695	20,950	92,730
Total	254,643	270,995	787,831	865,527

Other
Engineered Cabs	(12)	1,830	1,058	50,446
Other	1	35	1	71
Total	(11)	1,865	1,059	50,517

Total	$759,109	$763,996	$2,193,110	$2,447,492

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment revenue streams, which are recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Steel Processing - toll	$35,211	$40,723	$96,589	$106,331
Pressure Cylinders - certain oil & gas equipment contracts	3,600	25,885	15,666	83,424
Total over time revenue	$38,811	$66,608	$112,255	$189,755

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		February 28,	May 31,
(in thousands)	Balance Sheet Classification	2021	2020
Unbilled receivables	Receivables	$6,148	$5,552
Contract assets	Prepaid and other current assets	$-	$4,127

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less.  There are no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  At the Effective Date, we owned 19,048,020 shares of Nikola common stock, of which we had sold or contributed a total of 12,000,000 shares through November 30, 2020.  During the third quarter of fiscal 2021, we sold the remaining 7,048,020 shares of Nikola common stock for gross proceeds of $146,590,000, resulting in a pre-tax gain of $2,740,000.   In addition, during the third quarter of fiscal 2021, we adjusted the accruals for incremental Nikola related expenses primarily due to the impact of stronger operating performance exceeding threshold levels for payouts under the Company’s incentive plans.

For the year we have recognized pre-tax gains of $655,102,000 from our investment in Nikola, which is comprised of $634,449,000 in cash proceeds and $20,653,000 in value from Nikola shares contributed to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which the Company operates.  We also recognized $53,300,000 of incremental expenses in operating income related to the Nikola gains consisting of $32,647,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the charitable contribution of Nikola shares.

NOTE D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At February 28, 2021, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), the Cabs joint venture (20%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), and Worthington Armstrong Venture (“WAVE”) (50%).

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

The Company’s contribution to the Cabs joint venture resulted in our recognition of an impairment charge of $35,194,000 in the first quarter of fiscal 2020 when the disposal group met the criteria as assets held for sale.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained until the third quarter of fiscal 2021 when operations ceased, and the remaining assets were sold.  Refer to “NOTE E – Impairment of Goodwill and Long-Lived Assets” for additional information on the retained assets.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a net gain of $258,000 during fiscal 2020, as summarized below:

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

We received distributions from unconsolidated affiliates totaling $65,502,000 during the nine months ended February 28, 2021.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within other liabilities on our consolidated balance sheets of $104,391,000 at February 28, 2021.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	February 28,	May 31,
(in thousands)	2021	2020
Cash	$27,796	$68,730
Other current assets	596,911	528,631
Noncurrent assets	386,434	399,731
Total assets	$1,011,141	$997,092

Current liabilities	$188,113	$174,709
Short-term borrowings	-	500
Current maturities of long-term debt	12,119	37,542
Long-term debt	313,908	346,690
Other noncurrent liabilities	80,757	73,656
Equity	416,244	363,995
Total liabilities and equity	$1,011,141	$997,092

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$470,988	$477,494	$1,327,506	$1,400,987
Gross margin	103,035	100,070	292,645	293,601
Operating income	79,090	52,429	201,933	181,067
Depreciation and amortization	11,228	8,482	27,630	23,109
Interest expense	2,774	3,667	8,551	10,173
Income tax expense (benefit)	1,159	(614)	5,211	1,239
Net earnings from continuing operations	76,048	54,806	193,564	169,430
Net earnings from discontinued operations	-	-	-	49,770
Net earnings	76,048	54,806	193,564	219,200

The amount presented within the “Net earnings from discontinued operations” caption in the table above reflects the international operations of our WAVE joint venture prior to their sale on September 30, 2019. The sale was part of a broader transaction between the joint venture partner, Armstrong World Industries, Inc. (“AWI”), and Knauf Ceilings and Holding GmbH (“Knauf”), a family-owned manufacturer of building materials headquartered in Germany.  In September 2020, we received the final cash distribution of $2,950,000 for our portion of the remaining proceeds from the sale.

NOTE E – Impairment of Goodwill and Long-Lived Assets

Fiscal 2021:  During the first nine months of fiscal 2021, we recorded impairment charges totaling $13,739,000 as impairment indicators were identified as follows:

•

Due to the economic impact of the COVID-19 pandemic and related market softness in the oil & gas equipment operations in Tulsa, Oklahoma, we tested the long-lived assets consisting of fixed and customer list intangible assets with net book values of $7,375,000 and $2,374,000, respectively, for impairment.  The fair value of the fixed assets was determined to be $5,934,000 (using observable Level 2 inputs) resulting in an impairment charge of $1,441,000.  Additionally, the customer list intangible assets were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.

•

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value.  As a result, property, plant and equipment with a carrying value of $13,526,000 was written down to its estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000.  Additionally, the customer list intangible and technological know-how assets with a carrying value of $3,662,000 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.  These assets were subsequently sold in October 2020 (refer to “NOTE F – Restructuring and Other Expense, Net” for additional information on this sale).
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

Fiscal 2020:  During the third quarter of fiscal 2020, we recorded impairment charges totaling $34,627,000 due to the following:

•

We announced our plan to consolidate our oil & gas equipment manufacturing operations in Wooster, Ohio into our manufacturing facility in Bremen, Ohio.  As a result, we tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14,274,000 and $6,577,000, respectively, for impairment.  The book value of the fixed assets was determined to be in excess of fair market value, resulting in an impairment charge of $4,679,000.  Additionally, the customer list intangible assets were deemed to be fully impaired and written off.  Fair market value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.  These assets were subsequently sold in January 2021 (refer to “NOTE F - Restructuring and Other Expense, Net”).

•

As a result of the impairment charges noted above, we also performed an interim goodwill impairment test of our oil & gas equipment reporting unit.  The results of the analysis indicated the fair value of the reporting unit no longer supported the book value of the corresponding goodwill, resulting in an impairment charge of $22,097,000.  The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable, Level 3 inputs.

•

Our consolidated joint venture WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility.  The land and building related to the facility were determined not to be impaired.  The production equipment was determined to be below fair market value.  Therefore, the net assets were written down to their estimated fair market value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,274,000.  These assets, with a net book value of $7,775,000 and $7,813,000, have been presented separately as assets held for sale in the in the consolidated balance sheets at February 28, 2021 and May 31, 2020, respectively.

During the first quarter of fiscal 2020, we committed to plans to sell substantially all of the net assets of our Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana.  As the disposal group met the criteria for classification as assets held for sale as of August 31, 2019, those net assets were presented separately as assets held for sale in our consolidated balance sheet as of August 31, 2019.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair value less costs to sell.  The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), resulting in an impairment charge of $35,194,000 during the first quarter of fiscal 2020.  Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off.  We also identified an impairment indicator for the long-lived assets of the fabricated products business as the planned sale would have an adverse impact on the manner and extent in which these assets were used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

Operations at the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana were ceased, and the assets sold as of the end of the third quarter of fiscal 2021.  Refer to “NOTE F – Restructuring and Other Expense, Net” for additional information on disposition of these assets.

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

In October 2020, the Company’s Pressure Cylinders segment completed the sale of its cryogenic and hydrogen trailer business, including the Theodore, Alabama manufacturing site, and the cryo-science and microbulk storage unit business.  In connection with these transactions, the Company realized net cash proceeds of $21,275,000 after working capital adjustments, which generated a pre-tax loss of $7,064,000, primarily related to allocated goodwill.

On January 29, 2021, the Company’s Pressure Cylinders segment sold its oil & gas equipment business to an affiliate of Ten Oaks Group for deferred proceeds in the form of contingent consideration that entitles the Company to up to 15% of future sales proceeds upon the exit of the business by the acquirer, subject to limitations and certain adjustments.  Due to current and forecasted losses of the business combined with uncertain market conditions, the Company did not assign any value to the contingent consideration arrangement.  As a result, the Company recognized a loss of $27,671,000 within restructuring and other expense, net during the third quarter of fiscal 2021.  The Company retained the three real property locations (one in each of Bremen and Wooster, Ohio, and one in Tulsa, Oklahoma).  In conjunction with the sale, the Company executed operating lease agreements with the buyer for the Bremen and Tulsa locations.  These assets are being marketed for sale and have been classified as assets held for sale in our consolidated balance sheet as of February 28, 2021.

During the third quarter of fiscal 2021, we recognized a $181,000 gain from the auction of certain assets related to the fabricated products facility in Stow, Ohio.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption, in our consolidated statement of earnings is summarized below for the nine-month period ended February 28, 2021:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2020	Expense	Payments	Adjustments	February 28, 2021
Early retirement and severance	$6,536	$1,983	$(7,042)	$(99)	$1,378
Facility exit and other costs	156	1,119	(1,299)	74	50
	$6,692	$3,102	$(8,341)	$(25)	$1,428
Net loss on sale of assets		34,554
Restructuring and other expense, net		$37,656

The total liability associated with our restructuring activities as of February 28, 2021 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our former Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of February 28, 2021, the Company has a reserve of $4,948,000 for the estimated remaining direct costs related to the replacement program, which are expected to be paid in the next six months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $17,350,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2021.  No amounts were drawn against them at February 28, 2021.

NOTE I – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders which matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime Rate or Overnight Bank Funding Rate.  The applicable margin is determined by our credit rating.  There were no borrowings or letters of credit outstanding under the Credit Facility at February 28, 2021.

NOTE J – Other Comprehensive Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28, 2021			February 29, 2020
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,226	133	$1,359	$(576)	$-	$(576)
Pension liability adjustment	(92)	(11)	(103)	176	(38)	138
Cash flow hedges	35,796	(8,206)	27,590	2,799	(640)	2,159
Other comprehensive income	$36,930	$(8,084)	$28,846	$2,399	$(678)	$1,721

	Nine Months Ended
	February 28, 2021			February 29, 2020
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$7,807	809	$8,616	$10,868	$-	$10,868
Pension liability adjustment	392	(127)	265	1,597	(351)	1,246
Cash flow hedges	58,589	(13,218)	45,371	3,490	(757)	2,733
Other comprehensive income	$66,788	$(12,536)	$54,252	$15,955	$(1,108)	$14,847

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in NQ plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interest	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900
Net earnings (loss)	-	-	(74,044)	(74,044)	5,532	(68,512)
Other comprehensive income	-	14,163	-	14,163	-	14,163
Common shares issued, net of withholding tax	2,294	-	-	2,294	-	2,294
Common shares in NQ plans	292	-	-	292	-	292
Stock-based compensation	3,499	-	-	3,499	-	3,499
Purchases and retirement of common shares	(4,486)	-	(34,077)	(38,563)	-	(38,563)
Contribution to Samuel joint venture	-	-	-	-	925	925
Cash dividends declared	-	-	(13,527)	(13,527)	-	(13,527)
Dividends to noncontrolling interest	-	-	-	-	-	-
Balance at November 30, 2020	$279,801	$(9,812)	$1,006,910	$1,276,899	$153,572	$1,430,471
Net earnings	-	-	67,609	67,609	5,073	72,682
Other comprehensive income	-	28,846	-	28,846	-	28,846
Common shares issued, net of withholding tax	565	-	-	565	-	565
Common shares in NQ plans	68	-	-	68	-	68
Stock-based compensation	3,450	-	-	3,450	-	3,450
Purchases and retirement of common shares	(5,315)	-	(47,052)	(52,367)	-	(52,367)
Cash dividends declared	-	-	(13,280)	(13,280)	-	(13,280)
Dividends to noncontrolling interest	-	-	-	-	(7,250)	(7,250)
Balance at February 28, 2021	$278,569	$19,034	$1,014,187	$1,311,790	$151,395	$1,463,185

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings (loss)	-	-	(4,776)	(4,776)	2,321	(2,455)
Other comprehensive income	-	3,156	-	3,156	-	3,156
Common shares issued, net of withholding tax	(3,213)	-	-	(3,213)	-	(3,213)
Common shares in NQ plans	74	-	-	74	-	74
Stock-based compensation	4,545	-	-	4,545	-	4,545
Purchases and retirement of common shares	(3,814)	-	(25,785)	(29,599)	-	(29,599)
Cash dividends declared	-	-	(13,460)	(13,460)	-	(13,460)
Balance at August 31, 2019	$280,769	$(40,308)	$547,512	$787,973	$119,469	$907,442
Net earnings	-	-	52,086	52,086	4,836	56,922
Other comprehensive loss	-	9,970	-	9,970	-	9,970
Common shares issued, net of withholding tax	(3,811)	-	-	(3,811)	-	(3,811)
Common shares in NQ plans	239	-	-	239	-	239
Stock-based compensation	2,880	-	-	2,880	-	2,880
Cash dividends declared	-	-	(13,446)	(13,446)	-	(13,446)
Dividends to noncontrolling interest	-	-	-	-	(1,453)	(1,453)
Balance at November 30, 2019	$280,077	$(30,338)	$586,152	$835,891	$122,852	$958,743
Net earnings	-	-	15,311	15,311	3,577	18,888
Other comprehensive income	-	1,721	-	1,721	-	1,721
Consolidation of Samuel	-	-	-	-	24,269	24,269
Common shares issued, net of withholding tax	429	-	-	429	-	429
Common shares in NQ plans	108	-	-	108	-	108
Stock-based compensation	2,834	-	-	2,834	-	2,834
Purchases and retirement of common shares	(2,812)	-	(18,561)	(21,373)	-	(21,373)
Cash dividends declared	-	-	(13,426)	(13,426)	-	(13,426)
Balance at February 29. 2020	$280,636	$(28,617)	$569,476	$821,495	$150,698	$972,193

The following tables summarize the changes in accumulated other comprehensive income (loss) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	7,807	392	54,143	62,342
Reclassification adjustments to income (a)	-	-	4,445	4,445
Income tax effect	809	(127)	(13,218)	(12,536)
Balance as of February 28, 2021	$(526)	$(21,621)	$41,181	$19,034

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2019	$(19,640)	$(17,855)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	2,372	271	(6,369)	(3,726)
Reclassification adjustments to income (a)	8,496	1,326	9,859	19,681
Income tax effect	-	(351)	(757)	(1,108)
Balance as of February 29, 2020	$(8,772)	$(16,609)	$(3,236)	$(28,617)

(a)  The statement of earnings classification of amounts reclassified to income include:

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

(3)  Cash flow hedges – disclosed in “NOTE Q – Derivative Instruments and Hedging Activities”.

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2021, we granted non-qualified stock options covering a total of 116,300 common shares under our stock-based compensation plans.  The weighted average exercise price of $36.93 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $10.43 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,213,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

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

Service-Based Restricted Common Shares

During the nine months ended February 28, 2021, we granted an aggregate of 346,000 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $38.22 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $13,224,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

On June 25, 2020, we granted an aggregate of 45,000 restricted common shares to three key employees under one of our stock-based compensation plans.  Vesting of these restricted common share awards is contingent upon the average price of Worthington Industries, Inc.’s common shares being $65.00 per share or above for 90 consecutive days during the five-year period following the date of grant and the completion of a three-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $939,000 and will be recognized on a straight-line basis over the three-year service vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit operating income target, in each case for the three-year periods ending May 31, 2021, 2022 and 2023.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the nine months ended February 28, 2021, we granted performance share awards covering an aggregate of 65,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,415,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

NOTE M – Income Taxes

Income tax expense for the nine months ended February 28, 2021 and February 29, 2020 reflected estimated annual effective income tax rates of 20.1% and 24.6%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Samuel and TWB consolidated joint ventures. The net earnings attributable to the noncontrolling interests in WSP, Spartan, Samuel and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan, Samuel and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense.  Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2021 could be materially different from the forecasted rate as of February 28, 2021.

NOTE N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$67,609	$15,311	$610,240	$62,621
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	52,149	54,930	53,076	55,078
Effect of dilutive securities	1,068	968	1,001	1,086
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	$53,217	$55,898	54,077	56,164

Basic earnings per share attributable to controlling interest	$1.30	$0.28	$11.50	$1.14
Diluted earnings per share attributable to controlling interest	$1.27	$0.27	$11.28	$1.11

There were no anti-dilutive securities for the three and nine months ended February 28, 2021.  For the three and nine months ended February 29, 2020, stock options covering an aggregate of 405,433 and 396,170 common shares, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

NOTE O – Segment Operations

The following table presents summarized financial information for our reportable segments as of the dates, and for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales
Steel Processing	$504,477	$491,136	$1,404,220	$1,531,448
Pressure Cylinders	254,643	270,995	787,831	865,527
Other	(11)	1,865	1,059	50,517
Total net sales	$759,109	$763,996	$2,193,110	$2,447,492

Operating income (loss)
Steel Processing	$62,874	$19,021	$114,315	$42,361
Pressure Cylinders	(15,641)	(19,865)	(3,694)	25,405
Other	111	(1,784)	(970)	(48,835)
Segment operating income	47,344	(2,628)	109,651	18,931
Unallocated corporate and other	1,647	1,242	664	(2,787)
Incremental expenses related to Nikola gains	781	-	(53,300)	-
Total operating income (loss)	$49,772	$(1,386)	$57,015	$16,144

Impairment of goodwill and long-lived assets
Steel Processing	$-	$1,274	$-	$1,274
Pressure Cylinders	-	33,353	13,739	33,353
Other	-	-	-	40,601
Total impairment of goodwill and long-lived assets	$-	$34,627	$13,739	$75,228

Restructuring and other expense (income), net
Steel Processing	$(42)	$728	$1,804	$702
Pressure Cylinders	28,435	747	36,006	747
Other	(181)	(99)	(154)	332
Total restructuring and other expense, net	$28,212	$1,376	$37,656	$1,781

	February 28,	May 31,
(in thousands)	2021	2020
Total assets
Steel Processing	$1,041,246	$821,657
Pressure Cylinders	1,160,884	1,104,603
Other (1)	935,743	405,255
Total assets	$3,137,873	$2,331,515

(1)

The increase in other assets primarily relates to cash proceeds the Company received from the sale of its Nikola shares of common stock.  For additional information, refer to “NOTE C – Investment in Nikola”.

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

NOTE P – Acquisitions

PTEC Pressure Technology GmbH (“PTEC”)

On January 4, 2021, we acquired PTEC, a leading independent designer and manufacturer of valves and components for high-pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems.  The PTEC business is being operated as part of the industrial products business within the Pressure Cylinders segment.  The total purchase price was $10,784,000.  In connection with the acquisition, the Company recognized total intangible assets of $9,351,000, including goodwill of $3,889,000.  The remaining purchase price was allocated to personal property and working capital of $728,000 and $705,000, respectively.

General Tools & Instruments Company LLC (“GTI”)

On January 29, 2021, we acquired GTI, a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn and garden and specific purpose tools, in a stock deal for cash consideration of $120,592,000, subject to closing adjustments.  The GTI business is being operated as part of the consumer products business within the Pressure Cylinders segment and their operating results have been included in the Company’s consolidated statements of earnings since the date of acquisition.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition of GTI, we identified and valued the following identifiable intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$40,600	15
Trade names - indefinite lived	27,400	Indefinite
Trade name - finite lived	400	9
Total acquired identifiable intangible assets	$68,400

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill.  GTI has goodwill tax basis of $10,300,000 resulting from its previous acquisitions that will be deductible by the Company for income tax purposes.

The following table summarizes the consideration paid and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date.  These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized.  The primary areas of preliminary purchase price allocation subject to change relate to the valuation of acquired tangible assets and liabilities, identification and valuation of residual goodwill and tax effects of acquired assets and assumed liabilities.

(in thousands)
Cash	$1,633
Accounts receivable	16,440
Inventories	19,795
Prepaid expenses	924
Other current assets	97
Intangible assets	68,400
Property, plant and equipment	956
Other assets	5,532
Total identifiable assets	113,777
Accounts payable	(2,594)
Accrued liabilities	(6,006)
Other current liabilities	(1,580)
Deferred tax liability	(11,635)
Other long-term liabilities	(5,084)
Net identifiable assets	86,878
Goodwill	33,714
Purchase price	$120,592

Proforma results, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results.

NOTE Q – Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative instruments include interest rate risk, foreign currency exchange rate risk and commodity price risk.  While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting.  These derivative instruments are adjusted to current fair value through earnings (loss) at the end of each period.

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2021:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$42,578	Accounts payable	$-
	Other assets	24	Other liabilities	1
Total		$42,602		$1

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$17,426	Accounts payable	$9,567
	Other assets	8	Other liabilities	11
		17,434		9,578
Foreign currency exchange contracts	Receivables	-	Accounts payable	100
Long-term foreign currency exchange contracts	Other assets	-	Other liabilities	126
Total		-		226
Total derivative instruments		$60,036		$9,805

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis. Had these amounts been recognized on a gross basis, the impact would have been a $8,197,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$4,294
	Other assets	79	Other liabilities	479
Total		$79		$4,773

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$3,826
	Other assets	96	Other liabilities	178
		96		4,004
Foreign currency exchange contracts	Receivables	6	Accounts payable	-
Total		$102		$4,004
Total derivative instruments		$181		$8,777

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

The following table summarizes our cash flow hedges outstanding at February 28, 2021:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$141,891	March 2021 - April 2022

The following table summarizes the loss recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative instruments designated as cash flow hedges for the periods presented:

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss) Reclassified
(in thousands)	Recognized in OCI	Reclassified from AOCI into Net Earnings	from AOCI into Net Earnings
For the three months ended February 28, 2021:
Commodity contracts	$37,380	Cost of goods sold	$2,217
Interest rate contracts	-	Interest expense	(635)
Total	$37,380		$1,582

For the three months ended February 29, 2020:
Commodity contracts	$(394)	Cost of goods sold	$(3,464)
Interest rate contracts	-	Interest expense	271
Foreign currency contracts	-	Miscellaneous income, net	-
Total	$(394)		$(3,193)

For the nine months ended February 28, 2021:
Commodity contracts	$54,143	Cost of goods sold	$(3,113)
Interest rate contracts	-	Interest expense	(1,332)
Total	$54,143		$(4,445)

For the nine months ended February 29, 2020:
Commodity contracts	$(6,043)	Cost of goods sold	$(9,984)
Interest rate contracts	(326)	Interest expense	144
Foreign currency contracts	-	Miscellaneous income, net	(19)
Total	$(6,369)		$(9,859)

The estimated net amount of the losses recognized in AOCI at February 28, 2021 expected to be reclassified into net earnings within the succeeding twelve months is $40,258,000 (net of tax of $11,693,000).  This amount was computed using the fair value of the cash flow hedges at February 28, 2021, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2021 and May 31, 2022.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2021:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$75,211	March 2021 - September 2022
Foreign currency exchange contracts	5,121	March 2021 - March 2022

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$16,285	$(2,223)
Foreign currency exchange contracts	Miscellaneous income, net	(306)	66
Total		$15,979	$(2,157)

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$28,483	$(6,139)
Foreign currency exchange contracts	Miscellaneous income, net	(379)	(23)
Total		$28,104	$(6,162)

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

Recurring Fair Value Measurements

At February 28, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$60,036	$-	$60,036
Total assets	$-	$60,036	$-	$60,036

Liabilities
Derivative instruments (1)	$-	$9,805	$-	$9,805
Total liabilities	$-	$9,805	$-	$9,805

At May 31, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$181	$-	$181
Total assets	$-	$181	$-	$181

Liabilities
Derivative instruments (1)	$-	$8,777	$-	$8,777
Total liabilities	$-	$8,777	$-	$8,777

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

Non-Recurring Fair Value Measurements

At February 28, 2021, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$400	$-	$400
Total assets	$-	$400	$-	$400

(1)

Comprised of our alternative fuel cylinders assets at the Jefferson, Ohio facility with an estimated fair market value of $400,000.  Refer to “NOTE E – Impairment of Goodwill and Long-Lived Assets” for additional information.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $796,558,000 and $740,678,000 at February 28, 2021 and May 31, 2020, respectively. The carrying amount of long-term debt, including current maturities, was $708,964,000 and $699,665,000 at February 28, 2021 and May 31, 2020, respectively.

NOTE S – Subsequent Events

On March 12, 2021, the Company sold its Structural Composites Industries, LLC (“SCI”) facility located in Pomona, California to Luxfer Holdings PLC for total proceeds of approximately $20,000,000, subject to a closing working capital adjustment.  The divestiture includes the SCI entity and the related operating assets.  As a result of the sale, the Company will record a loss in the fourth quarter of fiscal 2021 of approximately $7,000,000, related almost entirely to the allocation of goodwill.  Other than the location being available for sale in its immediate condition, the held for sale criteria had not been met as of February 28, 2021.

On March 18, 2021, we entered into a seven-year operating lease for an aircraft in which we guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of the guarantee is approximately $19,800,000.

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

Unless otherwise indicated, all Note references contained in this Part I – Item 2. refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q (this “Form 10-Q”).

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

As of February 28, 2021, excluding our joint ventures, we operated 23 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

As of February 28, 2021, we held equity positions in nine joint ventures, which operated 47 manufacturing facilities worldwide.  Four of these joint ventures are consolidated with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five of these joint ventures are accounted for using the equity method.

Overview

Operating income for the current quarter was $49.8 million, an increase of $51.1 million over the $1.3 million operating loss in the prior year quarter.  The increase in the current quarter was driven by an estimated $37.1 million increase in inventory holding gains over inventory holding losses in the prior year and a $7.8 million decrease in impairment and restructuring charges, partially offset by higher SG&A expense, up $6.0 million on higher profit sharing and bonus expenses.

Equity in net income of unconsolidated affiliates (“equity income”) for the current quarter increased $6.2 million over the comparable prior year quarter, primarily on higher contributions from all of our joint ventures with the exception of WAVE which was slightly down.  We received cash distributions from unconsolidated joint ventures of $18.4 million during the third quarter of fiscal 2021.

Recent Business Developments

•

In October 2020, the Company sold its cryogenic trailer and hydrogen trailer business, including the Theodore, Alabama manufacturing site, to Chart Industries, Inc. and the cryo-science and microbulk storage unit business to IC Biomedical US, LLC.  The combined sales proceeds from the two transactions was $21.2 million, resulting in a pre-tax loss of $7.1 million within restructuring and other expense, net.

•

On January 4, 2021, the Company acquired PTEC Pressure Technology GmbH (“PTEC”), a leading independent designer and manufacturer of valves and components for high-pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems.  The total purchase price was $10.8 million.  The PTEC business is being operated as part of the Company’s Pressure Cylinders segment.  For additional information, refer to “NOTE P – Acquisitions”.

•

On January 29, 2021, the Company sold its oil & gas equipment business to an affiliate of Ten Oaks Group for deferred proceeds in the form of contingent consideration that entitles the Company to up to 15% of future sales proceeds upon the exit of the business by the acquirer, subject to limitations and certain adjustments.  Due to current and forecasted losses of the business combined with uncertain market conditions, the Company did not assign any value to the contingent consideration arrangement.  As a result, the Company recognized a loss of $27.7 million within restructuring and other expense, net.  The Company retained the three real property locations (one in each of Bremen and Wooster, Ohio, and one in Tulsa, Oklahoma) associated with the business.  In conjunction with the sale, the Company executed operating lease agreements with the buyer for the Bremen and Tulsa locations.

•

On January 29, 2021, the Company acquired General Tools & Instruments Company LLC (“GTI”), a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools.  The total purchase price was $120.6 million, subject to closing adjustments.  The GTI business is being operated as part of the Company’s Pressure Cylinders segment.  For additional information, refer to “NOTE P – Acquisitions”.

•

On March 12, 2021, the Company sold its Structural Composites Industries LLC (“SCI”) facility located in Pomona, California, to Luxfer Holdings PLC for approximately $20.0 million, subject to closing adjustments.  The Company expects to record a loss of approximately $7.0 million in the fourth quarter of fiscal 2021 related to the allocation of goodwill associated with the divestiture.

•

During the first nine months of fiscal 2021, the Company recognized net pre-tax gains of $655.1 million related to the sale and contribution of the 19,048,020 shares representing our investment of Nikola common stock.  These gains were partially offset by $53.3 million of expenses within operating income, of which $32.7 million was due to discretionary profit sharing and bonus expenses related to the Nikola gains and $20.6 million was due to the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation to establish a charitable endowment, focused on the communities in which the Company operates.  These amounts have been combined and presented as “Incremental expenses related to Nikola gains” within operating income in our consolidated statement of earnings for the nine months ended February 28, 2021.  For additional information, refer to “NOTE C – Investment in Nikola”.

•	During the first nine months of fiscal 2021, Worthington Industries, Inc. repurchased a total of 3,318,464 of its common shares for $145.3 million, at an average price of $43.77.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the third quarter of each of fiscal 2021 and fiscal 2020 is illustrated in the following chart:

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

Substantially all of the net sales of our Pressure Cylinders operating segment, and approximately 26% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and oil & gas equipment.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 28, 2021	February 29, 2020	Inc / (Dec)	February 28, 2021	February 29, 2020	Inc / (Dec)
U.S. GDP (% growth (decline) year-over-year) [1]	-2.6%	2.4%	-5.0%	-4.5%	2.3%	-6.8%
Hot-Rolled Steel ($ per ton) [2]	$1,016	$571	$445	$705	$554	$151
Detroit Three Auto Build (000's vehicles) [3]	1,602	1,921	(319)	5,320	5,849	(529)
No. America Auto Build (000's vehicles) [3]	3,502	3,870	(368)	11,336	12,043	(707)
Zinc ($ per pound) [4]	$1.23	$1.05	$0.18	$1.10	$1.09	$0.01
Natural Gas ($ per mcf) [5]	$2.65	$2.07	$0.58	$2.40	$2.28	$0.12
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.70	$3.01	$(0.31)	$2.51	$3.03	$(0.52)
Crude Oil - WTI ($ per barrel) [6]	$52.69	$56.01	$(3.32)	$44.38	$55.70	$(11.32)

[1]

2020 figures based on revised actuals [2]CRU Hot-Rolled Index; period average [3]IHS Global [4]LME Zinc; period average [5]NYMEX Henry Hub Natural Gas; period average [6]Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  Based on current steel prices, we expect we will have significant inventory holding gains in the fourth quarter of fiscal 2021.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2021 (first, second and third quarters), fiscal 2020 and fiscal 2019:

	Fiscal Year
(Dollars per ton [1] )	2021	2020	2019
1st Quarter	$475	$564	$900
2nd Quarter	$625	$526	$836
3rd Quarter	$1,016	$571	$725
4th Quarter	N/A	$527	$672
Annual Avg.	N/A	$547	$783

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 11.1% and 10.2% of consolidated net sales during the third quarter of fiscal 2021 and fiscal 2020, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the third quarter of fiscal 2021, vehicle production for the Detroit Three automakers was down 17% from fiscal 2020, while North American vehicle production as a whole was down 10%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$759.1	100.0%	$764.0	100.0%	$(4.9)
Cost of goods sold	595.0	78.4%	648.4	84.9%	(53.4)
Gross margin	164.1	21.6%	115.6	15.1%	48.5
Selling, general and administrative expense	86.9	11.4%	80.9	10.6%	6.0
Impairment of goodwill and long-lived assets	-	0.0%	34.6	4.5%	(34.6)
Restructuring and other expense, net	28.2	3.7%	1.4	0.2%	26.8
Incremental expenses related to Nikola gains	(0.8)	-0.1%	-	0.0%	(0.8)
Operating income (loss)	49.8	6.6%	(1.3)	-0.2%	51.1
Miscellaneous income, net	0.6	0.1%	6.9	0.9%	(6.3)
Interest expense	(7.6)	-1.0%	(7.4)	-1.0%	0.2
Equity in net income of unconsolidated affiliates (1)	31.7	4.2%	25.5	3.3%	6.2
Gain on investment in Nikola	2.7	0.4%	-	0.0%	2.7
Income tax expense	(4.5)	-0.6%	(4.8)	-0.6%	(0.3)
Net earnings	72.7	9.6%	18.9	2.5%	53.8
Net earnings attributable to noncontrolling interests	5.1	0.7%	3.5	0.5%	1.6
Net earnings attributable to controlling interest	$67.6	8.9%	$15.4	2.0%	$52.2

(1) Equity in net income by unconsolidated affiliate
WAVE	$19.5		$20.1		$(0.6)
ClarkDietrich	5.9		4.9		1.0
Serviacero Worthington	4.2		0.8		3.4
ArtiFlex	1.7		1.7		-
Other	0.4		(2.0)		2.4
Total	$31.7		$25.5		$6.2

Operating highlights for the third quarter of fiscal 2021 were as follows:

•

Net sales decreased $4.9 million from the comparable quarter in the prior year.  The decrease was primarily due to a $24.3 million decline in oil & gas equipment sales due to softness in the market and the impact of two months of oil & gas sales in the current quarter versus three months in the prior year quarter.  This decline was partially offset by higher average selling prices in Steel Processing and higher volume in the consumer products business within Pressure Cylinders.

•

Gross margin increased $48.5 million over the comparable quarter in the prior year.  Gross margin in the current quarter benefitted from significant estimated inventory holding gains in Steel Processing estimated to be $31.1 million in the current quarter compared to an inventory holding loss of $6.0 million in the prior year quarter.

•

SG&A expense increased $6.0 million over the comparable quarter in the prior year.  The increase was primarily due to higher profit sharing and bonus expense, partially offset by lower wages and travel related to the impact of COVID-19.  Overall, SG&A expense was 11.4% of consolidated net sales compared to 10.6% in the comparable quarter of the prior year.

•

Restructuring and other expense, net totaled $28.2 million and primarily resulted from a pre-tax loss within Pressure Cylinders in connection with the sale of the oil & gas equipment business.  For additional information regarding the Company’s restructuring activities, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Estimated incremental expenses related to Nikola gains were reduced by $0.8 million as a result of adjusting the Nikola gain related incentive accruals due to the impact of stronger operating results, which exceeded threshold levels for payouts under the Company’s incentive plans.  For additional information, refer to “NOTE C – Investment in Nikola”.

•	Interest expense increased $0.2 million over the comparable quarter in the prior year. The increase was due primarily to higher average debt levels.
•

Equity income increased $6.2 million over the comparable quarter in the prior year, primarily on higher contributions from all our joint ventures with the exception of WAVE which was down slightly.  We received cash distributions of $18.4 million from our unconsolidated affiliates during the current quarter.  For additional information regarding our unconsolidated affiliates, refer to “NOTE D – Investments in Unconsolidated Affiliates”.

•

Gain on the investment in Nikola totaled a net $2.7 million and resulted from the sale of our remaining 7,048,020 shares of Nikola common stock.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Income tax expense was $4.5 million in the current quarter compared to $4.8 million in the prior year quarter.  The decrease was driven by a $19.7 million discrete tax benefit realized in connection with the sale of the oil & gas equipment business in the current quarter, partially offset by the impact of higher pre-tax earnings.  The current quarter income tax expense was calculated using an estimated annual effective income tax rate of 20.1% compared to 24.6% for the prior year quarter.   For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$504.5	100.0%	$491.1	100.0%	$13.4
Cost of goods sold	399.3	79.1%	434.1	88.4%	(34.8)
Gross margin	105.2	20.9%	57.0	11.6%	48.2
Selling, general and administrative expense	42.3	8.4%	36.0	7.3%	6.3
Impairment of long-lived assets	-	0.0%	1.3	0.3%	(1.3)
Restructuring and other expense, net	-	0.0%	0.7	0.1%	(0.7)
Operating income	$62.9	12.5%	$19.0	3.9%	$43.9

Material cost	$314.1		$342.6		$(28.5)
Tons shipped (in thousands)	1,015		1,140		(125)

Operating highlights for the third quarter of fiscal 2021 were as follows:

•

Net sales increased $13.4 million over the comparable quarter in the prior year, driven by higher average selling prices due to the increase in steel prices, which increased net sales by $31.6 million from the prior year quarter, partially offset by lower toll volume.  The mix of direct versus toll tons processed was 48% to 52% compared to 44% to 56% in the prior year quarter.  The change in mix in fiscal 2021 was driven primarily by the Samuel Joint Venture’s Cleveland East facility, which continues to be idled due to mill outages related to the impact of COVID-19 and the closure of the WSP Canton facility, while direct tons were flat year-over-year.

•

Operating income increased $43.9 million over the comparable quarter in the prior year on improved direct spreads primarily driven by estimated inventory holding gains of $31.1 million in the current quarter compared to an inventory holding loss of $6.0 million in the prior year quarter, and arbitrage gains in the current quarter.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$254.6	100.0%	$271.0	100.0%	$(16.4)
Cost of goods sold	195.7	76.9%	211.4	78.0%	(15.7)
Gross margin	58.9	23.1%	59.6	22.0%	(0.7)
Selling, general and administrative expense	46.1	18.1%	45.4	16.8%	0.7
Impairment of goodwill and long-lived assets	-	0.0%	33.4	12.3%	(33.4)
Restructuring and other expense, net	28.4	11.2%	0.7	0.3%	27.7
Operating loss	$(15.6)	-6.1%	$(19.9)	-7.3%	$(4.3)

Material cost	$103.1		$119.3		$(16.2)

Units shipped by principal class of products:
Consumer products	16,980,470		14,096,440		2,884,030
Industrial products	3,702,888		3,284,605		418,283
Oil & gas equipment	112		274		(162)
Total Pressure Cylinders	20,683,470		17,381,319		3,302,151

Net sales by principal class of products:
Consumer products	$120.8		$113.3		$7.5
Industrial products	129.4		129.0		0.4
Oil & gas equipment	4.4		28.7		(24.3)
Total Pressure Cylinders	$254.6		$271.0		$(16.4)

Operating highlights for the third quarter of fiscal 2021 were as follows:

•

Net sales decreased $16.4 million from the comparable quarter in the prior year.  The decrease was primarily due to a $24.3 million decline in oil & gas equipment sales resulting from the economic impact of the pandemic and the related softness in that market combined with the divestiture of the business during the quarter, which resulted in two months of sales in the current quarter versus three months in the prior year quarter.  This decrease was partially offset by higher volume in the consumer and industrial products businesses and $5.5 million of sales due to recent acquisitions.  For additional information on the divestiture of the oil & gas equipment business, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Operating loss of $15.6 million was an improvement of $4.3 million over the comparable quarter in the prior year.  Excluding impairment and restructuring charges, and the impact of the decrease in the reserve for the tank replacement program in the prior year quarter, operating income was up slightly to $12.7 million, as declines in the oil & gas equipment business were more than offset by improvements in the consumer and industrial products businesses.

Other

The Other category includes the results of the former Engineered Cabs operating segment, on a historical basis through November 1, 2019, when substantially all of the net assets were deconsolidated.  The following table presents a summary of the operating results for the Other Category for the periods presented:

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$-	-	$1.8	100.0%	$(1.8)
Cost of goods sold	-	-	2.9	161.1%	(2.9)
Gross loss	-	-	(1.1)	-61.1%	1.1
Selling, general and administrative expense	-	-	0.7	38.9%	(0.7)
Restructuring and other income, net	(0.2)	-	(0.1)	-5.6%	0.1
Operating income (loss)	$0.2	-	$(1.7)	-94.4%	$1.9

Operating highlights for the third quarter of fiscal 2021 were as follows:

•

Net sales and operating loss decreased $1.8 million and $1.9 million, respectively, from the comparable period in the prior year due to the deconsolidation of the Engineered Cabs business effective November 1, 2019.  By the end of the third quarter of fiscal 2021, the retained business in Stow, Ohio and Greensburg, Indiana ceased operations and the remaining assets were sold.  For additional information on the deconsolidation, refer to “NOTE A – Basis of Presentation”.

Nine Months Year-to-Date – Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods presented:

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$2,193.1	100.0%	$2,447.5	100.0%	$(254.4)
Cost of goods sold	1,780.2	81.2%	2,094.0	85.6%	(313.8)
Gross margin	412.9	18.8%	353.5	14.4%	59.4
Selling, general and administrative expense	251.2	11.5%	260.3	10.6%	(9.1)
Impairment of goodwill and long-lived assets	13.7	0.6%	75.2	3.1%	(61.5)
Restructuring and other expense, net	37.7	1.7%	1.8	0.1%	35.9
Incremental expenses related to Nikola gains	53.3	2.4%	-	0.0%	53.3
Operating income	57.0	2.6%	16.2	0.7%	40.8
Miscellaneous income, net	1.4	0.1%	8.3	0.3%	(6.9)
Interest expense	(22.7)	-1.0%	(24.2)	-1.0%	(1.5)
Equity in net income of unconsolidated affiliates (1)	80.9	3.7%	97.6	4.0%	(16.7)
Gains on investment in Nikola	655.1	29.9%	-	0.0%	655.1
Loss on extinguishment of debt	-	0.0%	(4.0)	-0.2%	(4.0)
Income tax expense	(148.8)	-6.8%	(20.5)	-0.8%	128.3
Net earnings	622.9	28.4%	73.4	3.0%	549.5
Net earnings attributable to noncontrolling interests	12.7	0.6%	10.7	0.4%	2.0
Net earnings attributable to controlling interest	$610.2	27.8%	$62.7	2.6%	$547.5

(1) Equity in net income by unconsolidated affiliate
WAVE	$54.4		$85.8		$(31.4)
ClarkDietrich	16.2		13.9		2.3
Serviacero Worthington	7.4		2.4		5.0
ArtiFlex	2.9		3.0		(0.1)
Other	-		(7.5)		7.5
Total	$80.9		$97.6		$(16.7)

Operating highlights for the nine months ended February 28, 2021 were as follows:

•

Net sales decreased $254.4 million from the comparable period in the prior year, which included a $11.6 million pre-tax benefit related to the cancellation of a customer take-or-pay contract in the industrial products business within Pressure Cylinders.  In addition, sales in the oil & gas equipment business within Pressure Cylinders were down $71.8 million due to the softness in that market.  Sales in Steel Processing were down $127.2 million as lower average selling prices and the combination of lower volume and a change in mix decreased net sales by $68.7 million and $58.5 million, respectively.  Net sales were down and additional $49.4 million due to the deconsolidation of the Engineered Cabs business in the prior year.

•

Gross margin increased $59.4 million over the comparable period in the prior year, which included a $10.5 million pre-tax benefit related to the cancellation of a customer take-or-pay contract in the industrial products business within Pressure Cylinders.  The increase for the current period was primarily due to improved direct spreads in Steel Processing, up $70.3 million from the prior year period, driven by an estimated $45.4 million increase in inventory holding gains over inventory holding losses in the prior year, and arbitrage gains in the current year period.  The improvement in direct spreads and lower manufacturing expenses of $58.6 million, driven largely by reductions in workforce in response to COVID-19, were partially offset by the impact of lower volumes.  The overall increase in Steel Processing was partially offset by a decrease in gross margin within Pressure Cylinders, which was primarily due to higher losses in the recently divested oil & gas equipment bsuiness, partially offset by higher volumes in the consumer products business.

•

SG&A expense decreased $9.1 million from the comparable period in the prior year. The decrease was driven primarily by lower wages and benefits, due to the reduction in workforce related to COVID-19 that was implemented in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, and the impact of the deconsolidation of the former Engineered Cabs business in the prior year.  Overall, SG&A expense was 11.5% of consolidated net sales compared to 10.6% in the comparable period in the prior year, primarily the result of the lower current period net sales.

•

Impairment of goodwill and long-lived assets totaled $13.7 million for the current period, primarily due to charges in Pressure Cylinders of $8.0 million to write-down certain assets in the cryogenics business and $3.8 million to write-down certain assets in the oil and gas equipment business.  Impairment charges in the prior year period totaled $75.2 million to write-down certain assets in the former Engineered Cabs business and $33.4 million related to the write-down of certain oil & gas equipment assets within Pressure Cylinders.  For additional information, refer to “NOTE E – Impairment of Goodwill and Long-Lived Assets”.

•

Restructuring and other expense, net totaled $37.7 million and primarily resulted within Pressure Cylinders from a $27.7 million pre-tax loss on the sale of the oil & gas equipment business and $7.1 million pre-tax loss on the sale of the cryogenics business primarily operated out of Theodore, Alabama as well as severance expense in connection with the reduction in workforce in Steel Processing related to the continued impact of COVID-19.  For additional information regarding the Company’s restructuring activities, refer to “NOTE F – Restructuring and Other Expense, Net”.

•

Incremental expenses related to Nikola gains of $53.3 million consisted of $32.7 million of increased profit sharing and bonus expenses related to the Nikola investment gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation in the first quarter of fiscal 2021.  The Company expects to incur additional short-term incentive plan bonus expense related to the Nikola gains of approximately $1.1 million, which will be recognized during the fourth quarter of fiscal 2021.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Interest expense decreased $1.5 million from the comparable period in the prior year. The decrease was due primarily to lower average interest rates resulting from the debt refinancing transactions completed in the first quarter of fiscal 2020.

•

Equity income decreased $16.7 million from the comparable period in the prior year, as the prior year included a $23.1 million pre-tax gain related to the sale of WAVE’s international operations and a $4.2 million impairment charge to write-off the Company’s investment in its former steel processing joint venture in China.  WAVE’s contribution to equity income, excluding the pre-tax gain, was down $8.3 million on decreased volumes and higher partner allocations.  We received cash distributions of $65.5 million from our unconsolidated affiliates during the current year period.  For additional information regarding our unconsolidated affiliates, refer to “NOTE D – Investments in Unconsolidated Affiliates”.

•

Gains on investment in Nikola totaled $655.1 million and consisted of $508.5 million of realized gains from the sale and charitable contribution of the Company’s shares of Nikola common stock in the first quarter of fiscal 2021 combined with a net $146.6 million realized gain from the sale of our remaining 7,048,020 shares of Nikola common stock in the third quarter of fiscal 2021.  For additional information, refer to “NOTE C – Investment in Nikola”.

•

Income tax expense increased $128.3 million from the comparable period in the prior year primarily due to the impact of the Nikola gains and associated expenses and the previously explained impairment and restructuring charges, partially offset by the sale of the oil & gas equipment business.  The current period tax expense was calculated using an estimated annual effective income tax rate of 20.1% versus 24.6% in the prior year comparable period.  For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods presented:

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$1,404.2	100.0%	$1,531.4	100.0%	$(127.2)
Cost of goods sold	1,171.4	83.4%	1,378.1	90.0%	(206.7)
Gross margin	232.8	16.6%	153.3	10.0%	79.5
Selling, general and administrative expense	116.7	8.3%	109.0	7.1%	7.7
Impairment of long-lived assets	-	0.0%	1.3	0.1%	(1.3)
Restructuring and other expense	1.8	0.1%	0.7	0.0%	1.1
Operating income	$114.3	8.1%	$42.3	2.8%	$72.0

Material cost	$933.0		$1,109.8		$(176.8)
Tons shipped (in thousands)	2,967		3,036		(69)

Operating highlights for the nine months ended February 28, 2021 were as follows:

•

Net sales decreased $127.2 million from the comparable period in the prior year, driven by lower average selling prices and the combination of lower volumes and a change in mix, which decreased net sales by $68.7 million and $58.5 million, respectively.  The mix of direct versus toll tons processed was 49% to 51% for both the current period and comparable period in the prior year.

•

Operating income increased $72.0 million over the comparable period in the prior year, as the decreases in lower average selling prices and volumes were more than offset by improved direct spreads, up $70.3 million, due to rising steel prices, and lower manufacturing expenses driven largely by reductions in workforce in response to COVID-19.  The improvement in spreads was largely driven by the estimated inventory holding gains estimated to be $24.5 million in the current period compared to an estimated inventory holding loss of $20.9 million in the comparable period of the prior year, and arbitrage gains in the second and third quarters of fiscal 2021.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods presented:

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$787.8	100.0%	$865.5	100.0%	$(77.7)
Cost of goods sold	607.5	77.1%	665.4	76.9%	(57.9)
Gross margin	180.3	22.9%	200.1	23.1%	(19.8)
Selling, general and administrative expense	134.3	17.0%	140.6	16.2%	(6.3)
Impairment of goodwill and long-lived assets	13.7	1.7%	33.4	3.9%	(19.7)
Restructuring and other expense	36.0	4.6%	0.7	0.1%	35.3
Operating income (loss)	$(3.7)	-0.5%	$25.4	2.9%	$(29.1)

Material cost	$327.8		$373.3		$(45.5)

Net sales by principal class of products:
Consumer products	$375.2		$360.8		$14.4
Industrial products	391.7		412.0		(20.3)
Oil & gas equipment	20.9		92.7		(71.8)
Total Pressure Cylinders	$787.8		$865.5		$(77.7)

Units shipped by principal class of products:
Consumer products	50,753,077		49,669,887		1,083,190
Industrial products	10,853,769		9,501,983		1,351,786
Oil & gas equipment	435		1,493		(1,058)
Total Pressure Cylinders	61,607,281		59,173,363		2,433,918

Operating highlights for the nine months ended February 28, 2021 were as follows:

•

Net sales decreased $77.7 million from the comparable period in the prior year, primarily due to a $71.8 million decrease in sales in the oil & gas equipment business resulting from market softness caused by the COVID-19 pandemic, and the early termination of a customer take-or-pay contract within the industrial products business, which accelerated $11.6 million of future planned sales into the prior year period, partially offset by the impact of acquisitions which increased net sales by $5.5 million.

•

Operating income decreased $29.1 million from the comparable period in the prior year, when the impact of the take-or-pay contract cancellation contributed $10.5 million of gross margin.  The remaining decline was primarily due to higher impairment and restructuring charges, up $15.6 million over comparable period in the prior year as discussed further in “NOTE E – Impairment of Goodwill and Long-Lived Assets” and “NOTE F – Restructuring and Other Expenses, Net”.

Other

The Other category includes the results of the former Engineered Cabs operating segment on a historical basis through November 1, 2019, when substantially all of the net assets were deconsolidated.  The following table presents a summary of the operating results for the Other Category for the periods indicated:

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$1.1	100.0%	$50.5	100.0%	$(49.4)
Cost of goods sold	1.3	118.2%	50.5	100.0%	(49.2)
Gross loss	(0.2)	-18.2%	-	0.0%	(0.2)
Selling, general and administrative expense	0.9	81.8%	7.9	15.6%	(7.0)
Impairment of goodwill and long-lived assets	-	0.0%	40.6	80.4%	(40.6)
Restructuring and other expense (income)	(0.2)	-18.2%	0.3	0.6%	(0.5)
Operating loss	$(0.9)	-81.8%	$(48.8)	-96.6%	$(47.9)

Operating highlights for the nine months ended February 28, 2021 were as follows:

•

Net sales decreased $49.4 million from the comparable period in the prior year due to the deconsolidation of substantially all the net assets of our former Engineered Cabs operating segment effective November 1, 2019.  For additional information on the deconsolidation, refer to “NOTE A – Basis of Presentation”.

•

Operating loss of $0.9 million represented an improvement of $47.9 million from the comparable period in the prior year which had included impairment charges of $40.6 million to write-down certain assets in the former Engineered Cabs operating segment and $8.2 million in operating losses incurred prior to the deconsolidation of Engineered Cabs.  For additional information on the impairment and deconsolidation, refer to “NOTE E – Impairment of Long-Lived Assets” and “NOTE A – Basis of Presentation”.

Liquidity and Capital Resources

During the nine months ended February 28, 2021, we received $634.4 million of pre-tax proceeds from the sale of Nikola shares, generated $234.1 million of cash from operating activities, invested $65.3 million in property, plant and equipment, paid $129.8 million to acquire GTI and PTEC and paid dividends of $40.0 million on Worthington Industries, Inc.’s common shares.  Additionally, we paid $145.2 million to repurchase 3,318,464 of Worthington Industries, Inc.’s common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020
Net cash provided by operating activities	$234.1	$255.8
Net cash provided (used) by investing activities	459.9	(92.2)
Net cash used by financing activities	(191.7)	(152.5)
Increase in cash and cash equivalents	502.3	11.1
Cash and cash equivalents at beginning of period	147.2	92.4
Cash and cash equivalents at end of period	$649.5	$103.5

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of February 28, 2021.

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

Net cash provided by operating activities was $234.1 million during the nine months ended February 28, 2021 compared to $255.8 million in the comparable quarter of fiscal 2020. The $21.7 million decrease in net cash provided by operating activities was driven primarily by lower cash adjusted operating results partially offset by a decrease in working capital.

Investing Activities

Net cash provided by investing activities was $459.9 million during the nine months ended February 28, 2021 compared to net cash used by investing activities of $92.2 million in the comparable prior year period.  The change from the prior year quarter was driven primarily by $634.4 million of proceeds received from the sale of Nikola shares.  We paid $129.8 million to acquire GTI and PTEC in the current year period.  We made capital expenditures of $65.3 million during the first nine months of fiscal 2021 compared to $71.8 million during the first nine months of fiscal 2020.  In the current year period, we received $20.6 million in net proceeds from asset sales, primarily from the sale of the cryogenics business primarily operated out of Theodore, Alabama.  In the prior year period, we received $9.3 million in net proceeds from asset sales, primarily from the sale of the Company’s cryogenics business in Turkey.

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

Financing Activities

Net cash used by financing activities was $191.7 million during the nine months ended February 28, 2021, a $39.1 million increase over the comparable prior year period as common share repurchases in the current period increased $94.3 million over the prior year period, but were partially offset by a $53.1 million reduction in cash needed for long-term debt.  The prior year period included principal payments of $154.8 million, primarily related to the redemption of $150.0 million aggregate principal amount of unsecured senior notes, funded in part by $101.6 million in proceeds received from the issuance of euro-denominated unsecured Senior Notes.

Long-term debt and short-term borrowings – As of February 28, 2021, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at February 28, 2021 were unchanged from those reported as of May 31, 2020.

Common shares – On March 24, 2021, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per common share payable on June 29, 2021, to shareholders of record on June 15, 2021.  This represents a $0.03 per share increase over the dividend paid in the previous quarter and $0.04 per share increase over the dividend paid in June of the prior year.  Dividends paid on Worthington Industries, Inc.’s common shares totaled $40.0 million and $40.2 million during the nine months ended February 28, 2021 and February 29, 2020, respectively.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  As of February 28, 2021, 4,381,536 shares remained available for repurchase.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of the Company’s common shares, increasing the total number of shares available for repurchase to 10,000,000.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2021).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2021) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended February 28, 2021:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1- 31, 2021	561,564	$50.76	561,564	4,819,972
January 1- 31, 2021 (2)	443,534	54.41	438,436	4,381,536
February 1- 28, 2021 (3)	2,796	63.11	-	4,381,536
Total	1,007,894	$52.40	1,000,000
(1)

On March 20, 2019, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under this authorization.  As of February 28, 2021, 4,381,536 shares remained available for repurchase under the March 20, 2019 common share repurchase authorization.  On March 24, 2021, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of the Worthington Industries, Inc.’s outstanding common shares, increasing the total number of common shares available for repurchase to 10,000,000.  Repurchases may be made on the open market or through privately negotiated transactions.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.

(2)

Includes an aggregate of 5,098 common shares surrendered by employees in January 2021 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the common share repurchase authorization in effect during the third quarter of fiscal 2021 and discussed in footnote (1) above.

(3)

Includes an aggregate of 2,796 common shares surrendered by employees in February 2021 to satisfy tax withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the common share repurchase authorization in effect during the third quarter of fiscal 2021 and discussed in footnote (1) above.

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2021 and May 31, 2020;
(ii)	Consolidated Statements of Earnings for the three and nine months ended February 28, 2021 and February 29, 2020;
(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2021 and February 29, 2020;
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2021 and February 29, 2020; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 9, 2021	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)