Form 10-K
period 2021-05-31
WORTHINGTON INDUSTRIES INC
filed 2021-07-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to  _______

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1189815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:            (614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	WOR	New York Stock Exchange

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

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates of the Registrant, based on the closing price of the Common Shares on the New York Stock Exchange on November 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,793,568,865. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 23, 2021, the number of Common Shares issued and outstanding was 51,741,899.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 29, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K, including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events.  These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should,” or other similar words or phrases.  These forward-looking statements include, without limitation, statements relating to:

•

the ever-changing effects of the novel coronavirus (“COVID-19”) pandemic and the various responses of governmental and nongovernmental authorities thereto (such as fiscal stimulus packages, quarantines, shut downs and other restrictions on travel and commercial, social or other activities) on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers;

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to the COVID-19 pandemic – the duration, extent and severity of which are impossible to predict, including the possibility of future resurgence in the spread of COVID-19 or variants thereof – and the availability and effectiveness of vaccines, and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith;

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

•	changing oil prices;
•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•	fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations;
•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	effects of facility closures and the consolidation of operations;
•	the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which we participate;
•	failure to maintain appropriate levels of inventories;
•	financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•	the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•	the ability to realize cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from Transformation initiatives, on a timely basis;
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
•

the impact of environmental laws and regulations or other actions of the United States Environmental Protection Agency or similar regulators which increase costs or limit our ability to use or sell certain products;

•

the impact of judicial rulings and governmental regulations, both in the United States and abroad, including those adopted by the United States Securities and Exchange Commission and other governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is an industrial manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; specialty tools; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; current and past model automotive service stampings; and engineered cabs and operator stations and cab components.

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

Segments

As of May 31, 2021, we, together with our unconsolidated affiliates, operated 68 manufacturing facilities in 22 states and 8 countries. Twenty-one of these facilities are operated by wholly-owned and consolidated subsidiaries of the Company.  The remaining facilities are operated by our consolidated and unconsolidated joint ventures.

Our operations are managed principally on a products and services basis and are comprised of two primary operating segments which correspond with our reportable business segments: “Steel Processing” and “Pressure Cylinders”. Steel Processing consists of the Worthington Steel business unit (“Worthington Steel”) which operates nine manufacturing facilities (eight of which were being operated as of May 31, 2021, and one of which was acquired in June of 2021); and four consolidated joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”), which operates a cold-rolled, hot-dipped coating line in Monroe, Michigan; TWB Company, L.L.C. (“TWB”), which operates eleven laser welded blank facilities (eight of which were being operated as of May 31, 2021, and three of which were acquired in June of 2021) and is headquartered in Monroe, Michigan; Worthington Samuel Coil Processing LLC (“Samuel” or the “Samuel joint venture”), which operates three tolling facilities and is headquartered in Cleveland, Ohio; and Worthington Specialty Processing (“WSP”), which processes wide-sheet steel for the auto industry and operates two facilities in Michigan.  Pressure Cylinders consists of the Worthington Cylinders business unit (“Worthington Cylinders”) which operates 13 manufacturing facilities.

We hold equity positions in nine joint ventures, which are further discussed in the Joint Ventures section below.  Of these, Spartan, TWB, Samuel and WSP are consolidated with their operating results reported within Steel Processing.

During the fiscal year ended May 31, 2021 (“fiscal 2021”), Steel Processing and Pressure Cylinders served approximately 760 and 4,400 customers, respectively, located primarily in the United States.  International operations accounted for approximately 7% of our consolidated net sales during fiscal 2021 and were comprised primarily of sales to customers in Europe.  Sales to one customer in the automotive industry accounted for 11.2% of our consolidated net sales in fiscal 2021.

Refer to “Note P – Segment Data” for a full description of our reportable business segments.

Recent Developments

On June 3, 2020, Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly-traded company. The Company owned 19,048,020 shares of Nikola common stock following the reverse merger and subsequently sold all of the Company’s shares, resulting in pre-tax gains of $655.1 million, which was comprised of $634.4 million in cash proceeds and $20.7 million in value from Nikola shares contributed to the Worthington Industries Foundation.  See “Note C – Investment in Nikola” for additional information.

Pursuant to a leadership succession plan announced on June 24, 2020 by the Company, effective September 1, 2020, B. Andrew Rose became Chief Executive Officer (“CEO”) of Worthington Industries, in addition to continuing to serve as President, and John P. McConnell, the prior CEO, became Executive Chairman.

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

On January 4, 2021, the Company acquired PTEC Pressure Technology GmbH (“PTEC”), a leading independent designer and manufacturer of valves and components for high-pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems.  The total purchase price was $10.8 million.  The PTEC business is being operated as part of the Company’s Pressure Cylinders segment.  For additional information, refer to “Note Q – Acquisitions”.

On January 29, 2021, the Company sold its oil & gas equipment business to an affiliate of Ten Oaks Group. The Company retained the real estate associated with the business and received nominal consideration at closing, resulting in a pre-tax loss of $27.7 million within restructuring and other expense, net.

On January 29, 2021, the Company acquired General Tools & Instruments Company LLC (“GTI”), a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools.  The total purchase price was $120.4 million, after adjustment for final working capital.  The GTI business is being operated as part of the Company’s Pressure Cylinders segment.  For additional information, refer to “Note Q – Acquisitions”.

On March 12, 2021, the Company sold its Structural Composites Industries, LLC business located in Pomona, California to Luxfer Holdings PLC.  The Company received net proceeds of $19.1 million, resulting in a pre-tax loss of $7.2 million within restructuring and other expense, net.

On March 24, 2021, the Company announced an additional share repurchase authorization covering 5,618,464 common shares.

On May 31, 2021, the Company sold its LPG fuel storage business, located in Poland, to Westport Fuel Systems, Inc.  The Company received total consideration of approximately $6.0 million, resulting in a pre-tax loss of $11.0 million, subject to closing adjustments, within restructuring and other expense, net.

On June 8, 2021, the Company acquired the Shiloh Industries U.S. BlankLight® business, a provider of laser welded solutions, for cash consideration of approximately $105.0 million, subject to closing adjustments. The acquisition includes three facilities that will expand the capacity and capabilities of our TWB joint venture’s laser welded products business and an additional blanking facility that will support the Company’s core steel processing operations.

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for cash proceeds of approximately $20.0 million. The Company will recognize a gain of approximately $12.0 million in the first quarter of the fiscal year ending May 31, 2022 (“fiscal 2022”) related to the divestiture. WSP continues to operate locations in Jackson and Taylor, Michigan.

On June 10, 2021, the Company announced that its Pressure Cylinders segment was being divided into three new reportable segments: Consumer Products, Building Products and Sustainable Energy Solutions, effective at the start of fiscal 2022. The three new reportable segments are in addition to the Company’s Steel Processing segment.

Steel Processing

Steel Processing consists of the Worthington Steel business unit, and our consolidated joint ventures, Samuel, Spartan, TWB, and WSP.  For fiscal 2021, fiscal 2020 and fiscal 2019, the percentage of our consolidated net sales generated by Steel Processing was approximately 65%, 61% and 65%, respectively.

Worthington Steel is one of the largest independent intermediate processors of flat-rolled steel in the United States.  It occupies a niche in the steel industry by focusing on products requiring exact specifications.  These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

As of May 31, 2021, Steel Processing, including Spartan, TWB, Samuel and WSP, operated 22 manufacturing facilities located in Ohio (8), Michigan (4), Tennessee (2), Alabama (1), Indiana (1), Kentucky (1), New York (1), Canada (1) and Mexico (3). As noted above, Steel Processing acquired four additional facilities in June of 2021 (one in Kentucky being operated by the Worthington Steel business unit; and two in Ohio and one in Michigan being operated by TWB).

Steel Processing serves approximately 760 customers in many markets including automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture, and office equipment.  The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for Steel Processing.  For fiscal 2021, Steel Processing’s top three customers represented approximately 30% of the operating segment’s total net sales.

Steel Processing buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications.  Computer-aided processing capabilities include, among others:

•	cold reducing, which achieves close tolerances of thickness;
•	configured blanking, which mechanically stamps steel into specific shapes;
•	coil fed laser blanking, which uses lasers to cut coils of steel, aluminum and other metals into specific shapes;
•	cutting-to-length, which cuts coils into sheets of exact length;
•	dry-lube, the process of coating steel with a dry, soap-based lubricant;
•	hot dip coating, which coats steel with either zinc, zinc alloy or aluminum and silicon through a hot dip process;
•	hydrogen annealing, a thermal process that changes the hardness and certain metallurgical characteristics of steel;
•	laser welding, which joins steel or aluminum blanks with different thicknesses, coatings or material strength;

•	pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel;
•	slitting, which cuts steel coils or steel sheets to specific widths;
•	oscillate slitting, a slitting process that spools together several narrow coils welded end-to-end into one larger coil;
•	temper rolling, which is the process of light cold-rolling steel;
•	tension leveling, a method of applying pressure to achieve precise flatness tolerances; and
•	non-metallic coating, including acrylic and paint coating.

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

Pressure Cylinders

Pressure Cylinders consists of the Worthington Cylinders business unit.  The percentage of our consolidated net sales generated by Pressure Cylinders was approximately 35%, 37% and 32% in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Pressure Cylinders manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, tools, well water and expansion tanks, along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuel cylinders and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, and semiconductor production. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuel cylinders include composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand-held torches, Balloon Time® helium-filled balloon kits, well water tanks and expansion tanks and specialized hand tools and instruments. These products are sold primarily to mass merchandisers, retailers and distributors.

While a large percentage of Pressure Cylinders sales are made to major accounts, this operating segment served approximately 4,400 customers during fiscal 2021.  Sales to one customer represented approximately 10% of net sales for Pressure Cylinders during fiscal 2021.

As of May 31, 2021, Pressure Cylinders operated 13 manufacturing facilities located in Kansas, Kentucky, Maryland, New Jersey, Ohio (3), Rhode Island, Wisconsin, Austria, Germany, Poland, and Portugal.

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

Worthington Cylinders has one principal domestic competitor in the low-pressure LPG cylinder market, and there are a number of foreign competitors in the LPG cylinder market and in the non-refillable refrigerant market.  We believe that Worthington Cylinders has the largest market share in its domestic low-pressure cylinder markets.  In the other cylinder markets, there are several competitors.  Worthington Cylinders is a leading supplier to the European markets for both the high-pressure cylinders and the low-pressure non-refillable cylinders.  Worthington Cylinders generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis.  As with our other operating segment, competition is based upon price, service and quality.

Pressure Cylinders uses the trade names “Worthington Cylinders”, “AMTROL”, “Alfa”, “General”, “Garden Weasel”, and “PacTool” to conduct business.

The Company uses the registered trademark “Balloon Time®” to market helium-filled balloon kits; the registered trademark “BERNZOMATIC®” to market certain fuel cylinders and hand-held-torches; the trademark “WORTHINGTON PRO-GRADE” to market certain LPG cylinders, hand torches and camping fuel cylinders; the registered trademark “Coleman®” to market certain camping fuel cylinders; the registered trademarks “MAP-PRO®” and “Pro-Max®” to market certain hand torch cylinders; the registered trademark “Mag-Torch®” to market certain hand-held torches; the registered trademarks General®, Garden-Weasel® and Pactool International® to market certain tools; the registered trademarks “Therm-X-Trol®” and “Extrol®” to market thermal expansion tanks; the registered trademarks “Well X Trol®”, “Champion®”, and “Wel-Flo and Design®” to market well tanks; and the registered trademarks “Hydromax®” and “Boilermate®” to market indirect fired water heaters.

Each registered trademark has an original duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application.  The Company intends to continue using the trade names and trademarks described above and to timely renew each of its registered trademarks that remains in use.

Other

The Other category includes the results of the Company’s former Engineered Cabs operating segment, on a historical basis through November 1, 2019, when the Company contributed substantially all of the related net assets to a then newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”) in which the Company owns a 20% non-controlling interest.  The deconsolidated net assets included the two primary manufacturing facilities of the Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota.  The remaining non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained and have since been exited.

Segment Financial Data

Financial information for the reportable business segments is provided in “Note P – Segment Data”.

Suppliers

The primary raw material purchased by Worthington is steel.  We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign.  The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered.  In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business.  During fiscal 2021, we purchased approximately 2.45 million tons of steel (74.0% hot-rolled, 14.3% cold-rolled and 11.7% galvanized) on a consolidated basis.

Steel is primarily purchased and processed based on specific customer orders for Steel Processing, while Pressure Cylinders purchases steel to meet production schedules.  For certain raw materials, there are more limited suppliers -- for example, helium and zinc, which are generally purchased at market prices.  Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply.  Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices.  Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly).  During fiscal 2021, we purchased steel from the following major suppliers, in alphabetical order: Cleveland-Cliffs Inc.; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”).  Major suppliers of aluminum to Pressure Cylinders in fiscal 2021 were, in alphabetical order:  Arconic Inc.; DK Resources Limited; Geumsan Tech; Horizon; Meyer Aluminum; Norsk Hydro; Novelis Corporation; and Shanghai Everskill.  Major suppliers of zinc to Steel Processing in fiscal 2021 were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd.; Teck Resources Limited; and Trafigura Trading LLC.  Approximately 44.13 million pounds of zinc and 3.37 million pounds of aluminum were purchased in fiscal 2021.  We believe our supplier relationships are favorable.

Technical Services

We employ a staff of engineers and other technical personnel, and we maintain fully-equipped laboratories to support operations.  These facilities enable verification, analysis and documentation of the physical, chemical, metallurgical and mechanical properties of raw materials and products.  Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs. Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (ISO), ASTM International, and other customer and industry specific requirements.

Seasonality and Backlog

Demand for most of our products remained strong throughout fiscal 2021, but sales are generally strongest in the fourth quarter of our fiscal year as our operating segments are generally operating at seasonal peaks.  Historically, sales have generally been weaker in the third quarter of our fiscal year, primarily due to reduced activity in the building and construction industry as a result of inclement weather, as well as customer plant shutdowns, particularly in the automotive industry, due to holidays.  We do not believe backlog is a significant indicator of our business.

Employees

As of May 31, 2021, we had approximately 9,000 employees, including those employed by our unconsolidated joint ventures.  Approximately 8% of our consolidated labor force is represented by collective bargaining units.  Worthington believes it has good relationships with its employees, including those covered by collective bargaining units.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2021, we participated in four consolidated and five unconsolidated joint ventures.

Consolidated

The results of the following four joint ventures have been consolidated with the financial results of the Company since the respective dates on which the Company acquired majority ownership or effective control.  The equity owned by the other joint venture members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings.  The financial results of these four joint ventures are consolidated within Steel Processing.

•	Samuel, a 63%-owned joint venture with Samuel Manu-Tech Pickling Inc., operates three steel pickling facilities in Ohio.
•

Spartan is a 52%-owned consolidated joint venture with AK-Steel, a subsidiary of Cleveland-Cliffs Inc.  Located in Monroe, Michigan, Spartan operates a cold-rolled, hot-dipped coating line for toll processing steel coils into galvanized, galvannealed and aluminized products intended primarily for the automotive industry.

•

TWB is a 55%-owned consolidated joint venture with a subsidiary of Baoshan Iron & Steel Co., Ltd. TWB is a leading North American supplier of laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars.  TWB operates facilities in Cambridge, Ontario, Canada; Glasgow, Kentucky; Puebla, Monterrey, and Silao, Mexico; Monroe and Canton, Michigan; Valley City, Ohio (2) and Antioch and Smyrna, Tennessee.

•

WSP, a 51%-owned joint venture with a subsidiary of U.S. Steel, operates two steel processing facilities located in Jackson, and Taylor, Michigan, which are managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. WSP’s services include slitting, blanking, cutting-to-length, laser blanking, tension leveling and warehousing.

Unconsolidated

Since we do not control the following five joint ventures, they are unconsolidated, and their results have been accounted for using the equity method. Accordingly, our investment is reflected on a single line in the consolidated balance sheets and our portion of their earnings is included as equity in net income of unconsolidated affiliates in our consolidated statements of earnings. As this equity is reflected below operating income, they are not included in any of the segment results.

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

See “Note D – Investments in Unconsolidated Affiliates” for additional information about our unconsolidated joint ventures.

Government Regulations

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state, local and foreign laws and regulations, including those relating to the protection of our employees and the environment.  We examine ways to improve safety, reduce emissions and waste, and to decrease costs related to compliance with environmental and other government regulations.  The cost of compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations or cash flows, or on the competitive position of Worthington or any particular business segment.

Human Capital Management

Culture

In line with our people-first Philosophy, our employees have always been, and will always be, our most important asset. Worthington operates under a set of core values that are rooted in our long-standing Philosophy, which emphasizes the Golden Rule.  These core values guide us as a company, including in our approach to human capital management. As such, we are continually focused on creating and maintaining a strong Company culture. Our culture provides employees with opportunities for personal and professional development, as well as community engagement, all of which we believe contribute to the Company’s overall success. We have repeatedly been recognized as a top place to work and we offer our employees competitive pay and above-market benefits, as compared to others in our industry, all while focusing on safety, wellness, and promoting a diverse and inclusive culture.

Employee Base

As of May 31, 2021, we had approximately 9,000 employees, including those employed by our unconsolidated joint ventures.  Approximately 8% of our consolidated labor force is represented by collective bargaining units.  Worthington believes that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units, which is evidenced by the results of recent employee engagement surveys. For example, in the fall of 2020, 71% of employees, excluding those employed by our unconsolidated joint ventures – nearly 4,300 people worldwide – participated in our engagement survey, and the Company’s results exceeded both manufacturing and global benchmarks in a number of categories, such as Employee Engagement (74%), Safety (89%), and Manager Effectiveness (74%).

Safety, Health and Wellness

We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record.  For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, and not just the safety of our employees, but the safety of everyone who enters our facilities. We also provide our employees and their families with access to above-market benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off.  Worthington has a broad array of other employee centered-benefits and programs, including a medical center, a pharmacy, chiropractic care, on-site fitness centers, free health screenings, health fairs, and other company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

Diversity, Inclusion and Equity

We believe that diversity, of all types, contributes to our success. Worthington is committed to increasing the diversity of our employee base at all levels of our organization because we believe our differences make us better and that diverse thought and experiences drive innovation and produce better results.  With our Philosophy as our foundation, we are building an environment where diversity is valued, and where all employees feel they belong and are empowered to do their best work.

To further such efforts, we have established a Diversity, Equity and Inclusion Council (“Council”) chaired by our Senior Vice President and Chief Human Resources Officer. The Council has developed a strategy where our diversity, inclusion and equity efforts are focused on strengthening four primary pillars: workforce, workplace, community and partnership. These pillars serve as a foundation for continually building and fostering an inclusive culture. We are also working to establish employee resource groups (“ERGs”) that will each have executive sponsors. These ERGs will not only be tasked with raising awareness, but will also offer mentoring and development opportunities to their members.

Talent Development and Retention

Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on our ability to attract, train and retain talented personnel at all levels of our organization. As a result, we offer our employees competitive compensation and benefits, as compared to others in our industry, which include opportunities to participate in profit sharing plans. We also strive to provide our employees with continuous opportunities to learn the skills necessary to maximize their performance, and develop new skills that allow them to maximize their potential.

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

Risks Related to Our Business

The COVID-19 Pandemic

The Novel Coronavirus (COVID-19) pandemic has significantly impacted the global economy and has had and could continue to have material adverse effects on our business, financial position, results of operations and cash flows. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. These  impacts  include,  without  limitation, potential  significant  volatility  or  continued decreases  in  the  demand  for  our  products,  changes  in  customer  and consumer behavior and preferences,  disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which cannot be predicted and are highly uncertain. The situation is changing rapidly and there may be additional impacts of which we are currently unaware.

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

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations  and  cash  flows  will  depend  on  factors  beyond  our  control  including  the  duration,  extent  and  severity  of  the  outbreak,  the  actions  taken  to  contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume. Although there has been an increase in vaccinations throughout the United States at the end of fiscal 2021, vaccinations internationally have progressed at a slower rate. Continued disruption to the global economy, as well as to the end markets our businesses serve, could result in material adverse effects on our business, financial position, results of operations and cash flows.

General Economic or Industry Downturns and Weakness

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business.  An overall downturn in the general economy, a disruption in capital and credit markets, high unemployment, reduced consumer confidence or other factors, could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets.  If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our sales, financial results and cash flows could be negatively affected.

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

Raw Material Pricing and Availability

Our operating results may be adversely affected by declining steel prices.  Over the past year, steel prices have increased due to supplier consolidation, tight mill orders due to the COVID-19 pandemic and tariffs on foreign steel. However, if steel prices or other raw material prices were to decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased. Decreasing steel prices could also eliminate or reduce arbitrage opportunities, and/or require us to write-down the value of our inventory to reflect current market pricing.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers.  Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, COVID-19 or other pandemics, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Customers and Suppliers

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

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. More than half of the net sales of Steel Processing and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and FCA US (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response to COVID-19 or related supply chain constraints, has and could continue to negatively impact our business. In addition, certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for our products.

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

The loss of key supplier relationships could adversely affect us. Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our products or raw materials, which could have a negative impact on our businesses.  In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

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

We depend on third parties for freight services, and increases in the costs or the lack of availability of freight services can adversely affect our operations.  We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck and container ship. If, due to a lack of freight services, raw materials or products are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to a lack of freight services, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our internal operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters.  We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations.  In addition, security breaches of our information systems could result in unauthorized disclosure or destruction of confidential or proprietary information and/or loss of the functionality of our systems. These risks may be increased as more employees continue to work from home as a result of the COVID-19 pandemic. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, a system failure could negatively impact our operations and financial results and cyber attacks could threaten the integrity of our trade secrets and sensitive intellectual property.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results.  Although the substantial majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Germany, Poland and Portugal and joint venture facilities in Brazil, Canada, and Mexico and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in government policies, laws or regulations; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the General Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

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

Capital Expenditures

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.  Many of our operations are capital intensive. For the five-year period ended May 31, 2021, our total capital expenditures, including acquisitions and investment activity, were approximately $862.4 million.  Additionally, as of May 31, 2021, we were obligated to make aggregate operating and financing lease payments of $41.0 million and $7.3 million, respectively, under lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, and availability under existing credit facilities) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

Our internal controls could be negatively impacted by COVID-19. As a result of COVID-19, a portion of our workforce will continue to work remotely, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting.

Principal Shareholder

Our principal shareholder may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries.  Pursuant to our charter documents, certain matters such as those in which a person would attempt to acquire or take control of the Company, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 32% of our outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Executive Chairman. As a result of his beneficial ownership of our common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which our shareholders may vote.

Employees

The loss of, or inability to attract and retain, qualified personnel could adversely affect our business. Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our employees. The loss of employees or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, including engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We also face risks associated with the actions taken in response to COVID-19, including those associated with workforce reductions, and may experience difficulties with hiring additional employees or replacing employees following the pandemic, which may be exacerbated by the tight labor market. In addition, COVID-19 has, and may again result in quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.

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

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Although we experienced consistently strong demand in each quarter of fiscal 2021, our sales are generally strongest in the fourth quarter of the fiscal year when all of our business segments are normally operating at seasonal peaks, and our sales are generally weaker in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under our credit facilities. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

General Risks

General Economic or Industry Downturns and Weakness

Our industries are cyclical and weakness or downturns in the general economy or certain industries could have an adverse effect on our business. If the domestic or global economies, or certain industry sectors of those economies that are key to our sales, contract or deteriorate, it could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial conditions.

Volatility in the United States and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses. The domestic and worldwide capital and credit markets have experiences significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets.  Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis, as well as the concerns over the economic impact of COVID-19, continue to present risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective.  Stricter lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition.  For example, on March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate income tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process.

If adopted as proposed, the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

Legislation and Regulations

Certain proposed legislation and regulations may have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our businesses.  Our businesses may be negatively impacted by a variety of new or proposed legislation or regulations. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors, limitations on our ability to use or sell certain products and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, we could also be adversely impacted.

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

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance.  In recent years, the U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments.  In the past year, the U.S. federal government has re-negotiated the North American Free Trade Agreement with Mexico and Canada, replacing it with the United States-Mexico-Canada Agreement (“USMCA”).  The U.S. federal government’s decision to implement new trade agreements, and/or withdraw or materially modify other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affecting the U.S. economy or specific portions thereof. Further, it is uncertain what impact COVID-19 and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers.

Additionally, the U.S. federal government has imposed tariffs on certain foreign goods.  The U.S. federal government has imposed tariffs on certain steel products imported into the United States.  Although the new steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel price fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, as well as the European Union, have instituted or are considering imposing tariffs on certain U.S. goods. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business.

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

Item 1B.  — Unresolved Staff Comments

None.

Item 2.  — Properties.

General

Our principal corporate offices are located in an owned office building in Columbus, Ohio, which also houses the principal corporate offices of Pressure Cylinders. Our Steel Processing corporate offices are located in an office building next to the principal corporate offices where we lease office space.  We also own three facilities in Columbus, Ohio used for administrative and medical purposes.  As of May 31, 2021, excluding our consolidated and unconsolidated joint ventures, we operated 21 manufacturing facilities and 9 warehouses.  Including our consolidated and unconsolidated joint ventures, we owned or leased a total of approximately 10,000,000 square feet of space for our operations, of which approximately 8,800,000 square feet (9,600,000 square feet with warehouses) was devoted to manufacturing, product distribution and sales offices.  Major leases contain renewal options for periods of up to 10 years.  For information concerning rental obligations, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” as well as “Note T – Leases”.  We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs.

Steel Processing

As of May 31, 2021, our wholly-owned operations within Steel Processing operated a total of eight manufacturing facilities, seven of which are owned by the Company, and one of which is leased. Steel Processing also acquired an additional manufacturing facility, which is leased, in June of 2021. These facilities are located in Alabama, Indiana, Kentucky (acquired in June of 2021), New York and Ohio (5). As of May 31, 2021, this operating segment also owned one warehouse in Ohio and one in South Carolina. As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Pressure Cylinders

As of May 31, 2021, our wholly-owned operations within Pressure Cylinders operated a total of 13 manufacturing facilities, 12 of which are owned by the Company and one of which is leased.  These facilities are located in Kansas, Kentucky, Maryland, New Jersey, Ohio (3), Rhode Island, Wisconsin, Austria, Germany, Poland and Portugal.  As of May 31, 2021, Pressure Cylinders also operated two owned warehouses, both in Poland, and six leased warehouses, one each in Kentucky, New Jersey, Ohio and Rhode Island, and two in Portugal.  As noted above, this operating segment’s corporate offices are located in Columbus, Ohio.

Other

The Company also owns a manufacturing facility in Wooster, Ohio, that is subject to a lease agreement with our automotive body panels joint venture, ArtiFlex.

Joint Ventures

As outlined below, our consolidated and unconsolidated joint ventures operated a total of 47 manufacturing facilities as of May 31, 2021.

Consolidated

•	Samuel operates three steel pickling facilities in Ohio, two of which are owned and one of which is leased.
•	Spartan owns and operates one manufacturing facility in Monroe, Michigan.
•

TWB operates eleven manufacturing facilities (eight of which were being operated as of May 31, 2021), one owned facility located in Monroe, Michigan, and ten leased facilities located in Kentucky, Michigan (acquired in June 2021), Ohio (2, both of which were acquired in June of 2021), Tennessee (2), Canada, and Mexico (3).

•	WSP owns and operates two steel processing facilities located in Michigan.

Unconsolidated

•	ArtiFlex operates five manufacturing facilities, three of which are owned. These facilities are located in Michigan (3), and Ohio (2).
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

Item 4.  — Mine Safety Disclosures

Not Applicable

Supplemental Item — Information about our Executive Officers

The following table lists the names, positions held and ages of the individuals serving as executive officers of Worthington Industries as of July 30, 2021.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	67	Executive Chairman; a Director	2020
B. Andrew Rose	51	President and CEO	2020
Geoffrey G. Gilmore	49	Executive Vice President and Chief Operating Officer	2018
Joseph B. Hayek	49	Vice President and Chief Financial Officer	2018
Patrick J. Kennedy	40	Vice President, General Counsel and Secretary	2021
Jeff R. Klingler	49	President – Steel Processing	2019
Eric M. Smolenski	51	President – Building Products and Sustainable Energy Solutions	2021
Steven M. Caravati Catherine M. Lyttle	39 62	President – Consumer Products Senior Vice President and Chief Human Resources Officer	2021 2018
Richard G. Welch	63	Corporate Controller	2000

John P. McConnell has served as Worthington Industries’ Executive Chairman since September 2020, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board of Worthington Industries since September 1996. Mr. McConnell also serves as the Chair of the Executive Committee of Worthington Industries’

Board of Directors.  Mr. McConnell served as CEO of Worthington Industries from June 1993 to August 2020 and in various other positions with the Company from 1975 to June 1993.

B. Andrew ‘Andy’ Rose has served as CEO of Worthington Industries since September 2020 and President since August 2018.  Mr. Rose served as Chief Financial Officer of Worthington Industries on an interim basis from August 2018 to November 2018.  Mr. Rose served as Executive Vice President and Chief Financial Officer of Worthington Industries from July 2014 to August 2018 and as Vice President and Chief Financial Officer of Worthington Industries from December 2008 to July 2014.  From 2007 to 2008, Mr. Rose served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Geoffrey G. Gilmore has served as Executive Vice President and Chief Operating Officer of Worthington Industries since August 2018.  Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018.  Mr. Gilmore served as President of The Worthington Steel Company from August 2012 through May 2016.  From July 2011 to July 2012, Mr. Gilmore served as Vice President-Purchasing for Worthington Industries.  From April 2010 to July 2011, Mr. Gilmore served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company.  Mr. Gilmore served in various other positions with the Company from 1998 to June 2006.

Joseph B. Hayek has served as Worthington Industries’ Vice President and Chief Financial Officer since November 2018.  Mr. Hayek served as Vice President and General Manager of Worthington’s oil and gas equipment business unit from March 2017 to November 2018.  From April 2014 to March 2017, Mr. Hayek served as Worthington Industries’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining Worthington, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider (n/k/a PCM Sales, Inc.) and the largest division of PCM, Inc.

Patrick J. Kennedy has served as Worthington Industries’ Vice President, General Counsel and Secretary since January 2021.  Mr. Kennedy served as Corporate Counsel of Worthington Industries from June 2018 to December 2020, and was a participant in the Worthington Industries Rotational Experience and Development program (WIRED) from June 2016 to May 2018. Prior to joining Worthington, Mr. Kennedy was a partner with the law firm Ice Miller LLP, where he was a member of the firm’s business law group.

Jeff R. Klinger has served as President of The Worthington Steel Company since May 2019. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019.  Mr. Klingler served as vice president of sales, marketing and procurement for Banner Services Corporation, a supplier and processor of metal bar products, from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Eric M. Smolenski has served as President of Worthington’s Building Products and Sustainable Energy Solutions reportable segments since June 2021.  Mr. Smolenski served as President of Worthington Cylinder Corporation from May 2019 to May 2020. Mr. Smolenski served as General Manager of Worthington Cylinder Corporation’s industrial products business unit from May 2017 until April 2019 and of its oil and gas business unit from January 2015 until May 2017. Mr. Smolenski joined Worthington in 1994 and has worked in numerous accounting, finance, human resources and information technology capacities, including Vice President of Human Resources of Worthington Industries from 2006 to 2012 and Chief Information Officer of Worthington Industries from 2012 to 2014.

Steven M. Caravati has served as President of Worthington’s Consumer Products reportable segment since June of 2021. Mr. Caravati served as General Manager of Worthington Cylinder Corporation’s Consumer Products business unit from June 2019 to May 2021 and Director of Sales from July 2014 to May 2019. Mr. Caravati joined Worthington in 2005 and served in numerous sales capacities from 2005 to 2014.

Catherine M. Lyttle has served as Worthington Industries’ Senior Vice President and Chief Human Resources Officer since September 2018.  Ms. Lyttle served as Vice President-Communications and Investor Relations of Worthington Industries from April 2009 to September 2018.  Ms. Lyttle served as Vice President of Communications of Worthington Industries from January 1999 to April 2009.  Ms. Lyttle served as Vice President of Marketing for the Columbus Chamber of Commerce from 1987 to September 1997 and as Vice President of JMAC Hockey from 1997 to 1999.

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

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares of Worthington Industries, Inc. (“Worthington Industries”) trade on the New York Stock Exchange (“NYSE”) under the symbol “WOR” and are listed in most newspapers as “WorthgtnInd.”  As of July 23, 2021, Worthington Industries had 6,592 registered shareholders.

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

For additional information on the Worthington Industries dividend policy, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy.”

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

The following graph compares the five-year cumulative return on Worthington Industries’ common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index.  The graph assumes that $100 was invested at May 31, 2016, in Worthington Industries’ common shares and each index.

	5/16	5/17	5/18	5/19	5/20	5/21
Worthington Industries, Inc.	$100.00	$114.32	$133.01	$96.80	$87.32	$198.02
S&P Midcap 400 Index	$100.00	$117.16	$134.57	$127.25	$126.22	$197.87
S&P 1500 Steel Composite Index	$100.00	$122.69	$161.08	$105.31	$96.22	$230.82

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2021, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index.  The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to the largest line of business of Worthington Industries and its subsidiaries.  At May 31, 2021, in addition to Worthington Industries, the S&P 1500 Steel Composite Index included 13 other steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices:  Allegheny Technologies Incorporated; Carpenter Technology Corporation; Cleveland-Cliffs Inc.; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; Warrior Met Coal, Inc.; and Worthington Industries.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of common shares of Worthington Industries, Inc. during each month of the fiscal quarter ended May 31, 2021. For additional information on the authorization by the Worthington Industries Board of Directors with respect to the repurchase of common shares of Worthington Industries, please see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Result of Operations – Financing Activities.”

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)

March 1-31, 2021	112,000	$67.47	112,000	9,888,000
April 1-30, 2021 (2)	606,583	$66.76	588,000	9,300,000
May 1-31, 2021	-	$-	-	9,300,000
Total	718,583	$-	700,000

(1)

The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect.  On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 of the outstanding common shares of Worthington Industries.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the outstanding common shares of Worthington Industries, increasing the total number of common shares then available for repurchase to 10,000,000.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to 5,618,464 outstanding common shares of Worthington Industries, increasing the then total number of common shares available for repurchase to 10,000,000.  A total of 700,000 common shares have been repurchased since the latest authorization, leaving 9,300,000 common shares available for repurchase at May 31, 2021.

The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.

(2)

Includes an aggregate of 18,583 common shares surrendered by employees in the period from April 1, 2021 through April 30, 2021 to satisfy withholding obligations upon the vesting of restricted common shares.  These common shares were not counted against the share repurchase authorizations in effect during the fiscal quarter ended May 31, 2021 and discussed in footnote (1) above.

(3)

Item 6. – Selected Financial Data

	Fiscal Years Ended May 31,
(In thousands, except per share amounts)	2021	2020	2019	2018	2017
FINANCIAL RESULTS
Net sales	$3,171,429	$3,059,119	$3,759,556	$3,581,620	$3,014,108
Cost of goods sold	2,532,351	2,615,782	3,279,601	3,018,763	2,478,203
Gross margin	639,078	443,337	479,955	562,857	535,905
Selling, general and administrative expense	351,145	328,110	338,392	367,460	316,373
Impairment of goodwill and long-lived assets	13,739	82,690	7,817	61,208	-
Restructuring and other expense (income), net	56,097	10,048	(11,018)	(7,421)	6,411
Incremental expenses related to Nikola gains	50,624	-	-	-	-
Operating income	167,473	22,489	144,764	141,610	213,121
Miscellaneous income, net	2,163	9,099	2,716	2,996	3,764
Interest expense	(30,346)	(31,616)	(38,063)	(38,675)	(29,796)
Equity in net income of unconsolidated affiliates	123,325	114,848	97,039	103,139	110,038
Gains on investment in Nikola	655,102	-	-	-	-
Loss on extinguishment of debt	-	(4,034)	-	-	-
Earnings before income taxes	917,717	110,786	206,456	209,070	297,127
Income tax expense	176,267	26,342	43,183	8,220	79,190
Net earnings	741,450	84,444	163,273	200,850	217,937
Net earnings attributable to noncontrolling interests	17,655	5,648	9,818	6,056	13,422
Net earnings attributable to controlling interest	$723,795	$78,796	$153,455	$194,794	$204,515
Earnings per share - diluted:
Net earnings per share attributable to controlling interest	$13.42	$1.41	$2.61	$3.09	$3.15
Depreciation and amortization	$87,654	$92,678	$95,602	$103,359	$86,793
Capital expenditures (including acquisitions)	211,793	126,251	94,901	361,116	68,386
Cash dividends declared	55,115	53,721	53,391	51,771	51,448
Per common share	$1.03	$0.96	$0.92	$0.84	$0.80
Average common shares outstanding - diluted	53,917	55,983	58,823	63,042	64,874

FINANCIAL POSITION
Total current assets	$1,967,992	$983,179	$1,165,913	$1,241,122	$1,190,969
Total current liabilities	787,901	388,238	698,020	646,895	520,783
Working capital	$1,180,091	$594,941	$467,893	$594,227	$670,186
Total property, plant and equipment, net	$515,017	$572,644	$578,664	$584,970	$570,489
Total assets	3,373,245	2,331,515	2,510,796	2,621,787	2,325,344
Total debt	710,489	699,665	749,299	750,368	578,610
Total shareholders' equity - controlling interest	1,398,193	820,821	831,246	918,769	951,635
Per share	$27.24	$15.03	$14.99	$15.60	$15.15
Common shares outstanding	51,330	54,616	55,468	58,877	62,802

The Selected Financial Data above reflects the impact of the following acquisitions and dispositions from the date of the transactions: the May 2021 disposal of the Company’s LPG fuel storage business in Poland; the March 2021 disposal of the Company’s Structured Composites Industries, Inc. business in Pomona, California; the January 2021 acquisition by the Company of General Tools & Instruments Company LLC; the January 2021 disposition of the Company’s oil & gas equipment business in Bremen, Ohio and Tulsa, Oklahoma; the January 2021 acquisition by the Company of PTEC Pressure Technology GmbH in Germany; the October 2020 sale of the Company’s cryogenics business in Theodore, Alabama which included the disposal of each of the Company’s cryogenic trailer and hydrogen trailer business and the Company’s cryo-science and microbulk storage unit business; the consolidation of the Samuel joint venture since January 2020 when the Company obtained control of the joint venture; the November 2019 deconsolidation of the Engineered Cabs contributed assets; the acquisition of the Heidtman Cleveland facility from October 1, 2019 through its contribution to the Samuel joint venture on December 31, 2019; the July 2019 disposal of the Company’s cryogenic business in Turkey; the May 2019 acquisition of the net assets of Magna Industries, Inc.; the December 2018 disposal of the Company’s solder business in Winston-Salem, North Carolina and Mount Orab, Ohio; the July 2018 disposal of the Garden City, Kansas and Dickinson, North Dakota oil & gas equipment facilities; the Company’s March 2018 disposal of its 65% stake in Worthington Energy Innovations, LLC; and the June 2017 acquisition of New AMTROL Holdings, Inc. and its subsidiaries (“AMTROL”).

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

Introduction

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” or, collectively with the subsidiaries of Worthington Industries, Inc., “we,” “our,” “Worthington” or the “Company”).  Founded in 1955, Worthington is an industrial manufacturing company, focused on value-added steel processing and manufactured metal products.  Our manufactured metal products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; specialty tools; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; current and past model automotive service stampings; and engineered cabs and operator stations and cab components.  The Company follows a people-first Philosophy with earning money for its shareholders as its first corporate goal, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

As of May 31, 2021, excluding our joint ventures, we operated 21 manufacturing facilities worldwide, principally in two operating segments, which correspond with our reportable business segments: Steel Processing and Pressure Cylinders.

We also held equity positions in nine joint ventures, which operated 47 manufacturing facilities worldwide, including 28 facilities which were operated by joint ventures in which we held a controlling interest, as of May 31, 2021.  Four of these joint ventures are consolidated within Steel Processing with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five joint ventures are unconsolidated and accounted for using the equity method.

Overview

The Company generated net earnings attributable to controlling interest of $723.8 million in fiscal 2021 driven largely by pre-tax realized gains of $655.1 million related to the divestiture of the Company’s investment in Nikola Corporation (“Nikola”).  This amount was partially offset by incremental expenses related to the Nikola gains of $50.6 million within operating income, as discussed further in “Note C – Investment in Nikola.”  Despite the incremental expenses within operations, operating income was up $145.0 million in fiscal 2021 to $167.5 million.  The increase was driven largely by improved direct spreads in our Steel Processing segment, as rising steel prices led to estimated inventory holding gains of $75.0 million in fiscal 2021 compared to estimated holding losses of $20.3 million in the prior fiscal year.  Results in fiscal 2021 also benefitted from lower impairment and restructuring charges, which were down $22.9 million from the prior year.  Impairment and restructuring activity in fiscal 2021 related primarily to the divestiture of underperforming assets in Pressure Cylinders, as discussed further in “Note E – Goodwill and Other Long-Lived Assets” and “Note F – Restructuring and Other Expense (Income), Net.”

Equity in net income of unconsolidated affiliates (“equity income”) increased $8.5 million.  The increase was primarily driven by higher contributions from ClarkDietrich and Serviacero, where results benefited from rising steel prices, partially offset by a decline in equity income at WAVE due to a $23.1 million gain in the prior fiscal year related to the sale of WAVE’s international operations.  See additional information in “Note D – Investments in Unconsolidated Affiliates.”

The COVID-19 Pandemic

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, have had and could continue to have negative impacts on our business and have exacerbated and could further exacerbate conditions in our other risk factors noted below.   These  impacts  include,  without  limitation:  potential  significant  volatility  or  continued decreases  in  the  demand  for  our  products;  changes  in  customer  and consumer behavior and preferences;  disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers; disruptions within our supply chain; limitations on our employees’ ability to work and travel; potential financial difficulties of customers and suppliers; significant changes in economic or political conditions; and related financial and commodity volatility, including volatility in raw material and other input costs. The situation is changing rapidly and there may be additional impacts of which we are not yet aware.

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

Recent Business Developments

•

On June 3, 2020, Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly-traded company. The Company owned 19,048,020 shares of Nikola common stock following the reverse merger and subsequently sold all of the Company’s shares, resulting in pre-tax gains of $655.1 million, which were comprised of $634.4 million in cash proceeds and $20.7 million in value from Nikola shares contributed to the Worthington Industries Foundation.  See “Note C – Investment in Nikola” for additional information.

•

Pursuant to a leadership succession plan announced on June 24, 2020 by the Company, effective September 1, 2020, B. Andrew Rose became Chief Executive Officer (“CEO”) of Worthington Industries, in addition to continuing to serve as President, and John P. McConnell, the prior CEO, became Executive Chairman.

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

•

On January 4, 2021, the Company acquired PTEC Pressure Technology GmbH, a leading independent designer and manufacturer of valves and components for high-pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems. The total purchase price was approximately $10.8 million.

•

On January 29, 2021, the Company sold its oil & gas equipment business to an affiliate of Ten Oaks Group. The Company retained the real estate associated with the business and received nominal consideration at closing, resulting in a pre-tax loss of $27.7 million within restructuring and other expense, net.

•

On January 29, 2021, the Company acquired General Tools & Instruments Company LLC, a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools. The total purchase price was approximately $120.4 million, after an adjustment for final working capital.

•

On March 12, 2021, the Company sold its Structural Composites Industries, LLC business located in Pomona, California to Luxfer Holdings PLC.  The Company received net proceeds of $19.1 million, resulting in a pre-tax loss of $7.2 million within restructuring and other expense, net.

•

On March 24, 2021, Worthington Industries’ Board of Directors authorized the repurchase of up to an additional 5,618,464 of the outstanding common shares of Worthington Industries, increasing the total number of common shares then available for purchase to 10,000,000.

•

On May 31, 2021, the Company sold its LPG fuel storage business, located in Poland, to Westport Fuel Systems, Inc.  The Company received net proceeds of approximately $6.0 million, resulting in a pre-tax loss, of $11.0 million, subject to closing adjustments, within restructuring and other expense, net.

•

On June 8, 2021, the Company acquired the Shiloh Industries U.S. BlankLight® business, a provider of laser welded solutions, for cash consideration of approximately $105.0 million, subject to closing adjustments. The acquisition includes three facilities that will expand the capacity and capabilities of our TWB joint venture’s laser welded products business and an additional blanking facility that will support the Company’s core steel processing operations.

•

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for cash proceeds of approximately $20.0 million.  The Company will recognize a gain of approximately $12.0 million in the first quarter of fiscal 2022 related to the divestiture.

•

On June 10, 2021, the Company announced that its Pressure Cylinders segment was being divided into three new reportable segments: Consumer Products, Building Products and Sustainable Energy Solutions, effective at the start of fiscal 2022. The three new reportable segments are in addition to the Company’s Steel Processing segment.

•	On June 23, 2021, Worthington Industries’ Board of Directors declared a quarterly dividend of $0.28 per share payable on September 29, 2021 to shareholders of record on September 15, 2021.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of our net sales by end market for fiscal 2021 and fiscal 2020 is illustrated in the following chart:

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

Substantially all of the net sales of our Pressure Cylinders operating segment and approximately 25% of the net sales of our Steel Processing operating segment are to other markets such as agricultural, appliance, consumer products, heavy-truck, industrial products, and lawn and garden.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
U.S. GDP (% growth year-over-year) [1]	-3.5%	1.9%	2.8%	-5.4%	-0.9%
Hot-Rolled Steel ($ per ton) [2]	$869	$547	$783	$322	$(236)
Detroit Three Auto Build (000's vehicles) [3]	6,808	6,425	8,339	383	(1,914)
No. America Auto Build (000's vehicles) [3]	14,813	13,312	16,742	1,501	(3,430)
Zinc ($ per pound) [4]	$1.15	$1.03	$1.23	$0.12	$(0.20)
Natural Gas ($ per mcf) [5]	$2.49	$2.15	$3.05	$0.34	$(0.90)
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$2.68	$2.91	$3.17	$(0.23)	$(0.26)
Crude Oil - WTI ($ per barrel) [6]	$49.05	$47.97	$61.98	$1.08	$(14.01)
[1]

2020/2019 figures based on revised actuals [2] CRU Hot-Rolled Index; period average [3] IHS Global [4] LME Zinc; period average   [5] NYMEX Henry Hub Natural Gas; period average [6] Energy Information Administration; period average

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  Based on current steel prices, we expect to have significant inventory holding gains in the first quarter of fiscal 2022.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2021, fiscal 2020 and fiscal 2019:

	Fiscal Year Ended May 31,
(Dollars per ton [1] )	2021	2020	2019
1st Quarter	$475	$564	$900
2nd Quarter	$625	$526	$836
3rd Quarter	$1,016	$571	$725
4th Quarter	$1,358	$527	$672
Annual Avg.	$869	$547	$783

[1]	CRU Hot-Rolled Index

Sales to one Steel Processing customer in the automotive industry represented 11.2% of our consolidated net sales during fiscal 2021.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During fiscal 2021, vehicle production for the Detroit Three automakers and the North American vehicle production were up 6% and 11%, respectively

Certain other commodities, such as copper, zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

Consolidated Operations

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$3,171.4	100.0%	$3,059.1	100.0%	$112.3
Cost of goods sold	2,532.4	79.9%	2,615.8	85.5%	(83.4)
Gross margin	639.0	20.1%	443.3	14.5%	195.7
Selling, general and administrative expense	351.1	11.1%	328.1	10.7%	23.0
Impairment of goodwill and long-lived assets	13.7	0.4%	82.7	2.7%	(69.0)
Restructuring and other expense, net	56.1	1.8%	10.0	0.3%	46.1
Incremental expenses related to Nikola gains	50.6	1.6%	-	0.0%	50.6
Operating income	167.5	5.3%	22.5	0.7%	145.0
Miscellaneous income, net	2.2	0.1%	9.0	0.3%	(6.8)
Interest expense	(30.3)	-1.0%	(31.6)	-1.0%	1.3
Equity in net income of unconsolidated affiliates	123.3	3.9%	114.8	3.8%	8.5
Gains on investment in Nikola	655.1	20.7%	-	0.0%	655.1
Loss on extinguishment of debt	-	0.0%	(4.0)	-0.1%	4.0
Income tax expense	(176.3)	-5.6%	(26.3)	-0.9%	(150.0)
Net earnings	741.5	23.4%	84.4	2.8%	657.1
Net earnings attributable to noncontrolling interests	17.7	0.6%	5.6	0.2%	12.1
Net earnings attributable to controlling interests	$723.8	22.8%	$78.8	2.6%	$645.0

Equity income (loss) by unconsolidated affiliate
WAVE	$78.9		$101.1		$(22.2)
ClarkDietrich	24.6		17.2		7.4
Serviacero Worthington	16.0		1.3		14.7
ArtiFlex	4.5		2.7		1.8
Other	(0.7)		(7.5)		6.8
Total	123.3		$114.8		$8.5

Fiscal 2021 net earnings attributable to controlling interest increased $645.0 million over fiscal 2020.  Net sales and operating highlights for fiscal 2021 were as follows:

•

Net sales increased $112.3 million over fiscal 2020. The increase was driven primarily by higher direct volume and higher average direct selling prices in our Steel Processing segment, partially offset by the impact of divestitures in fiscal 2021.

•

Gross margin increased $195.7 million over fiscal 2020. The increase was driven primarily by improved direct spreads in our Steel Processing segment, which were up $152.8 million due to the favorable year-over-

year impact of inventory holding gains and losses and arbitrage opportunities in fiscal 2021.  Inventory holding gains were estimated to be $75.0 million in fiscal 2021 compared to inventory holding losses of $20.3 million in fiscal 2020.

•

SG&A expense increased $23.0 million over fiscal 2020.  The increase was driven primarily by higher profit sharing and bonus expense as a result of the significant increase in earnings, partially offset by lower wages due to the reduction in workforce implemented in response to COVID-19.  Overall, SG&A expense was 11.1% of consolidated net sales in fiscal 2021 compared to 10.7% in fiscal 2020.

•

Impairment charges totaled $13.7 million in fiscal 2021 compared to $82.7 million in fiscal 2020.  Fiscal 2021 impairment charges related primarily to divestitures within our Pressure Cylinders segment.  Fiscal 2020 impairment charges related primarily to the deconsolidation of our former Engineered Cabs business and the impairment of certain long-lived assets in our former oil & gas equipment business within our Pressure Cylinders segment.  For additional information regarding these impairment charges, refer to “Note E – Goodwill and Other Long-Lived Assets”.

•

Restructuring and other expense, net totaled $56.1 million and primarily resulted from losses recognized from the sale of non-core businesses with Pressure Cylinders in fiscal 2021. See “Note F – Restructuring and Other Expense (Income), Net” for additional information related to these divestitures.

•

Incremental expenses related to Nikola gains of $50.6 million in fiscal 2021 consisted of $30.0 million of increased profit sharing and bonus expenses related to the Nikola investment gains and $20.7 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation in the first quarter of fiscal 2021.  For additional information, refer to “Note C – Investment in Nikola”.

•

Miscellaneous income, net decreased $6.8 million from fiscal 2020 when the Company recognized a $6.1 million gain to remeasure its previously held equity interest in Worthington Samuel Coil Processing LLC, which was consolidated effective December 31, 2019.

•

Equity income increased $8.5 million over fiscal 2020 to $123.3 million. The increase was primarily driven by higher contributions from ClarkDietrich and Serviacero, where results benefited from rising steel prices, partially offset by a decline in equity income at WAVE due to a $23.1 million gain in fiscal 2020 related to the sale of WAVE’s international operations.  We received cash distributions from our unconsolidated joint ventures of $91.0 million. For additional financial information regarding our unconsolidated affiliates, refer to “Note D – Investments in Unconsolidated Affiliates”.

•

The $655.1 million in pre-tax gains from the Nikola investment were realized as the Company sold or donated its shares in Nikola at various times throughout fiscal 2021. For additional information, refer to “Note C – Investment in Nikola”.

•

Income tax expense increased $150.0 million from fiscal 2020 due to the significant increase in pre-tax income driven by the Nikola gains partially offset by losses generated from the sale of the oil & gas equipment and Poland cylinders businesses. These losses and a favorable change in the mix of earnings were the primary reason for the decrease in the estimated annual effective tax rate to 19.6% from 25.1% in fiscal 2020. For additional information regarding the Company’s income taxes, refer to “Note N – Income Taxes”.

Segment Operations

Steel Processing

The following table presents a summary of operating results for our Steel Processing operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$2,059.4	100.0%	$1,859.7	100.0%	$199.7
Cost of goods sold	1,683.5	81.7%	1,677.1	90.2%	6.4
Gross margin	375.9	18.3%	182.6	9.8%	193.3
Selling, general and administrative expense	165.4	8.0%	136.7	7.4%	28.7
Restructuring and other expense, net	1.9	0.1%	3.5	0.2%	(1.6)
Operating income	$208.6	10.1%	$40.6	2.2%	$168.0

Material cost	$1,360.1		$1,339.9		$20.2
Tons shipped (in thousands)	4,067		3,830		237

Net sales and operating highlights for fiscal 2021 were as follows:

•

Net sales increased $199.7 million over fiscal 2020.  The increase in net sales was driven by higher average direct selling prices associated with the rise in the overall market price of steel combined with higher volume, as both direct tons and toll tons processed increased over fiscal 2020, which had been negatively impacted by COVID-19.  The mix of direct tons versus toll tons processed was 48% to 52% in both fiscal 2021 and fiscal 2020.

•

Operating income increased $168.0 million over fiscal 2020, primarily due to improved direct spreads, which were up $152.8 million due to the favorable year-over-year impact of inventory holding gains and losses and arbitrage opportunities in fiscal 2021.  Inventory holding gains were estimated to be $75.0 million in fiscal 2021 compared to inventory holding losses of $20.3 million in fiscal 2020.

Pressure Cylinders

The following table presents a summary of operating results for our Pressure Cylinders operating segment for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$1,111.0	100.0%	$1,148.4	100.0%	$(37.4)
Cost of goods sold	847.4	76.3%	886.3	77.2%	(38.9)
Gross margin	263.6	23.7%	262.1	22.8%	1.5
Selling, general and administrative expense	186.4	16.8%	180.7	15.7%	5.7
Impairment of goodwill and long-lived assets	13.7	1.2%	37.2	3.2%	(23.5)
Restructuring and other expense, net	54.2	4.9%	5.3	0.5%	48.9
Operating income	$9.3	0.8%	$38.9	3.4%	$(29.6)

Material cost	$465.9		$496.9		$(31.0)

Units shipped by principal class of products:
Consumer products	71,399,889		68,596,103		2,803,786
Industrial products	15,368,823		13,921,973		1,446,850
Oil & gas equipment	435		1,753		(1,318)
Total Pressure Cylinders	86,769,147		82,519,829		4,249,318

Net sales by principal class of products:
Consumer products	$537.9		$486.0		$51.9
Industrial products	552.1		550.5		1.6
Oil & gas equipment	20.9		111.9		(91.0)
Total Pressure Cylinders	$1,110.9		$1,148.4		$(37.5)

Net sales and operating highlights for fiscal 2021 were as follows:

•

Net sales decreased $37.4 million from fiscal 2020, primarily due to the divestiture of the oil & gas equipment business on January 29, 2021, which decreased net sales by $91.0 million, partially offset by the impact of acquisitions and higher volumes in the base consumer products business.

•

Operating income decreased $29.6 million from fiscal 2020.  The decrease was mainly driven by higher impairment and restructuring charges, up an aggregate of $25.4 million over fiscal 2020 as discussed further in “Note E – Goodwill and Other Long-Lived Assets” and “Note F – Restructuring and Other Expenses (Income), Net”. The remaining decrease was due to higher SG&A expense, up $5.7 million on higher allocated corporate profit sharing and bonus expense resulting from the increase in earnings.

Other

The Other category includes certain income and expense items not allocated to our operating segments, including product liability and healthcare reserves.  The Other category also includes the results of the former Engineered Cabs operating segment, on a historical basis, through November 1, 2019, when substantially all of the net assets were deconsolidated.  The following table presents a summary of operating results for the Other category for the periods indicated:

	Fiscal Year Ended May 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Net sales	$1.1	100.0%	$51.0	100.0%	$(49.9)
Cost of goods sold	1.5	136.4%	52.3	102.5%	(50.8)
Gross margin	(0.4)	-36.4%	(1.3)	-2.5%	0.9
Selling, general and administrative expense	(0.6)	-54.5%	10.7	21.0%	(11.3)
Impairment of goodwill and long-lived assets	-	0.0%	43.7	85.7%	(43.7)
Restructuring and other expense	0.1	9.1%	1.3	2.5%	(1.2)
Operating income (loss)	$0.1	9.1%	$(57.0)	-111.8%	$57.1

Net sales and operating highlights for fiscal 2021 were as follows:

•

Net sales decreased $49.9 million from fiscal 2020.  The decrease was primarily driven by the deconsolidation of Engineered Cabs effective November 1, 2019.  For additional information on the deconsolidation, refer to “Note A – Summary of Significant Accounting Policies”.

•

Operating income of $0.1 million in fiscal 2021 was a $57.1 million improvement over fiscal 2020.  The improvement was driven by prior year impairment charges related primarily to the deconsolidation of Engineered Cabs and a lower allocation of corporate costs. For additional information on the impairment charges in fiscal 2020, refer to “Note E – Goodwill and Other Long-Lived Assets”.

Fiscal 2020 Compared to Fiscal 2019

For a comparison of our results of operations for the fiscal years ended May 31, 2020 and May 31, 2019, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2020 Compared to Fiscal 2019” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, filed with the SEC on July 31, 2020.

Liquidity and Capital Resources

During fiscal 2021, we received $634.4 million of cash proceeds from the sale of Nikola shares, generated $274.4 million of cash from operating activities, received $45.9 million in proceeds from asset sales, net of selling costs, invested $82.2 million in property, plant and equipment, and paid a combined $129.6 million to acquire GTI and PTEC.  Additionally, we paid dividends of $53.0 million on Worthington Industries’ common shares and spent $192.1 million to repurchase 4,018,464 of Worthington Industries’ common shares.  The following table summarizes our consolidated cash flows for each period shown:

	Fiscal Year Ended
	May 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$274.4	$336.7	$197.9
Net cash provided (used) by investing activities	468.5	(116.2)	11.5
Net cash used by financing activities	(249.8)	(165.7)	(239.0)
Increase (decrease) in cash and cash equivalents	493.1	54.8	(29.6)
Cash and cash equivalents at beginning of period	147.2	92.4	122.0
Cash and cash equivalents at end of period	$640.3	$147.2	$92.4

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of July 30, 2021.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities.  However, COVID-19 and other economic conditions could create uncertainty and volatility in the financial markets which may impact our ability to access capital and the terms under which we can do so.  As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolving, we will continue to review our discretionary spending and other variable costs as well as our liquidity needs.

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

Net cash provided by operating activities was $274.4 million during fiscal 2021 compared to $336.7 million in fiscal 2020.  The decrease in net cash provided by operating activities was driven by a combination of lower cash adjusted operating results and an increase in working capital.

Investing Activities

Net cash provided by investing activities was $468.5 million during fiscal 2021 compared to a net cash outflow of $116.2 million in fiscal 2020.  The change from fiscal 2020 was driven in large part by $634.4 million of proceeds from the sale of Nikola shares, partially offset by $129.6 million in cash outflow related to the acquisitions of GTI and PTEC.  In fiscal 2021, we also received $45.9 million in proceeds from asset sales, net of selling costs, primarily related to fiscal 2021 divestitures in Pressure Cylinders. See “Note F – Restructuring and Other Expense (Income), Net” for additional information.

Capital expenditures reflect cash used for investment in property, plant and equipment and is presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended
	May 31,
(in millions)	2021	2020	2019
Steel Processing	$28.3	$40.6	$39.1
Pressure Cylinders	45.5	41.5	37.6
Other	8.4	13.4	7.8
Total capital expenditures	$82.2	$95.5	$84.5

Capital expenditures were $82.2 million in fiscal 2021. Significant capital expenditures for Steel Processing in fiscal 2021 included: $9.0 million for the addition of a new coating capability at our Spartan joint venture and $3.3 million for a new laser weld line and implementation of a new ERP system at our TWB joint venture.  Some of the more significant items at Pressure Cylinders were $8.8 million for new production lines at two facilities and $3.8 million for an equipment update at our Austrian facility.

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

Financing Activities

Net cash used by financing activities was $249.8 million in fiscal 2021 compared to $165.7 million in fiscal 2020.  During fiscal 2021, we paid $192.1 million to repurchase 4,018,464 of our common shares and paid dividends of $53.0 million on our common shares.  In fiscal 2020, we paid $154.0 million to redeem the $150.0 million aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020. In fiscal 2020, we also paid $51.0 million to repurchase 1,300,000 of our common shares and paid dividends of $53.3 million on our common shares.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes.  As of May 31, 2021, we were in compliance with our long-term financial debt covenants.  Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

The issuance of euro-denominated unsecured Senior Notes was completed on August 23, 2019, when two of our European subsidiaries issued an aggregate principal amount of €91.7 million in a private placement and the proceeds were used to retire existing indebtedness of the Company. The Series A Senior Note of €36.7 million bears interest at 1.56% and has principal payments of €30.0 million due on August 23, 2029 and €6.7 million due on August 23, 2031. The Series B Senior Notes totaling €55.0 million bear interest at 1.90% and have principal payments of €23.3 million due on August 23, 2031 and €31.7 million due on August 23, 2034.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions.  We were in compliance with our short-term financial debt covenants at May 31, 2021.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in February 2023.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2021.  As discussed in “Note H – Guarantees,” we had in place $17.4 million in outstanding letters of credit for third-party beneficiaries as of May 31, 2021.  No amounts were drawn against at May 31, 2021, and the fair value of these guarantee instruments, based on premiums paid, was not material.

During fiscal 2021, fiscal 2020, and fiscal 2019, we maintained a revolving trade accounts receivable securitization facility (the “AR Facility”).  On July 22, 2020, the Company elected to terminate the AR Facility.

Common shares – We declared dividends at a quarterly rate of $0.25 per common share for the first, second, and third quarters of fiscal 2021, and $0.28 for the fourth quarter of fiscal 2021, compared to $0.24 per common share for each quarter of fiscal 2020.  Dividends paid on our common shares totaled $53.0 million and $53.3 million during fiscal 2021 and fiscal 2020, respectively. On June 23, 2021, the Worthington Industries Board declared a quarterly dividend of $0.28 per common share for the first quarter of fiscal 2022.  The dividend is payable on September 29, 2021 to shareholders of record on September 15, 2021.

On September 27, 2017, the Worthington Industries Board authorized the repurchase of up to 6,828,855 outstanding common shares of Worthington Industries.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the outstanding common shares of Worthington Industries.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 outstanding common shares of Worthington Industries, increasing the then total number of common shares available for repurchase to 10,000,000.  These common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at May 31, 2020 was 9,300,000.

During fiscal 2021 and fiscal 2020, we repurchased 4,018,464 and 1,300,000 common shares under the authorizations described above, having an aggregate cost of $192.1 million and $51.0 million, respectively.

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

Contractual Cash Obligations and Other Commercial Commitments

The following table summarizes our contractual cash obligations as of May 31, 2021.  Certain of these contractual obligations are reflected in our consolidated balance sheet, while others are disclosed as future obligations in accordance with U.S. GAAP.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt	$713.5	$0.5	$0.6	$150.3	$562.1
Interest expense on long-term debt	185.9	28.7	51.8	42.1	63.3
Operating leases	41.0	10.9	14.3	8.4	7.4
Financing leases	7.3	0.8	0.7	0.3	5.5
Royalty obligations	12.0	2.0	4.0	4.0	2.0
Total contractual cash obligations	$959.7	$42.9	$71.4	$205.1	$640.3

Interest expense on long-term debt is computed by using the rates of interest on each tranche of long-term debt, including impacts of the related interest rate hedges.  Royalty obligations relate to a trademark license agreement executed in connection with the acquisition of the Coleman Cylinders business in fiscal 2012.  Due to the uncertainty regarding the timing of future cash outflows associated with the unfunded portion of our pension benefit obligations and our unrecognized tax benefits, we are unable to make a reliable estimate of the periods of cash settlement and have not included these amounts in the contractual cash obligations table above.  For additional information, refer to “Note M – Employee Pension Plans” and “Note N – Income Taxes”.

The following table summarizes our other commercial commitments as of May 31, 2021.  These commercial commitments are not reflected in our consolidated balance sheet.

	Commitment Expiration by Period
		Less Than	1 - 3	4 - 5	After
(in millions)	Total	1 Year	Years	Years	5 Years
Guarantees	$19.6	$-	$-	$-	$19.6
Standby letters of credit	17.4	17.4	-	-	-
Total commercial commitments	$37.0	$17.4	$-	$-	$19.6

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2021, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $19.6 million at May 31, 2021.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this new accounting standard update in fiscal 2021 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.  Additionally, there have been no changes to our significant accounting policies as disclosed in this 2021 Form 10-K as a result of the adoption of this new accounting guidance.

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

Impairment of Indefinite-Lived Long-Lived Assets:  Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit.  A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Pressure Cylinders, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.  For our Pressure Cylinders operating segment, the oil & gas equipment business was treated as a separate reporting unit through the date of divestiture on January 29, 2021.

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

Impairment of Equity Method Investments:  We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.  Events and circumstances can include, but are not limited to:  evidence we do not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee.  If the fair value of the investment is less than the carrying value, and the investment will not recover in the near term, then other-than-temporary impairment may exist.  When the loss in value of an investment is determined to be other-than-temporary, we recognize an impairment in the period the conclusion is made.

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

Business Combinations: We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives, among others. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

The critical accounting policies discussed herein are not intended to represent a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with a lesser need for our judgment in their application.  There are also areas in which our judgment in selecting an available alternative would not produce a materially different result.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

Unless otherwise indicated, all Note references contained in this Part II – Item 7A. refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

In the normal course of business, we are exposed to various market risks.  We continually monitor these risks and regularly develop appropriate strategies to manage them.  Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments.  These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.  Refer to “Note R – Derivative Financial Instruments and Hedging Activities” for additional information.

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

We entered into an interest rate swap in June 2017, in anticipation of the issuance of $200.0 million aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”).  Refer to “Note I – Debt and Receivables Securitization” for additional information regarding the 2032 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 15-year fixed-rate debt.  Upon pricing of the 2032 Notes, the derivative financial instrument was settled resulting in a gain of approximately $3.1 million, which was reflected in accumulated other comprehensive income (loss) in our consolidated statements of equity and will be recognized in earnings, as a decrease to interest expense, over the life of the related 2032 Notes.

We entered into an interest rate swap in March 2014, in anticipation of the issuance of $250.0 million aggregate principal amount of senior unsecured notes due April 15, 2026 (the “2026 Notes”).  Refer to “Note I – Debt and Receivables Securitization” for additional information regarding the 2026 Notes.  The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt.  Upon pricing of the 2026 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive income (loss) in our consolidated statements of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates.  Derivative financial instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency.  Such forward contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations.  At May 31,

2021, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows.  A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows.  A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted.  Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position.  A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results.  The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates.  The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, copper, zinc and other raw materials as well as our utility requirements.  We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials.  These contracts covered periods commensurate with known or expected exposures throughout fiscal 2021.  The derivative financial instruments were executed with highly rated financial institutions.  No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.
The fair values of our outstanding derivative positions as of May 31, 2021 and 2020 are summarized below.  Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

	Fair Value At
	May 31,
(in millions)	2021	2020
Foreign currency exchange contracts	$(0.5)	$-
Commodity contracts	63.5	(8.6)
Total derivative financial instruments	$63.0	$(8.6)

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

To the Shareholders and Board of Directors

Worthington Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes A and T to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Fair value of customer relationships and certain trade name indefinite lived intangible assets in the acquisition of General Tools & Instruments Company LLC

As discussed in Note Q to the consolidated financial statements, on January 29, 2021, the Company acquired General Tools & Instruments Company LLC (“GTI”) in a business combination for approximately $120,388,000, net of cash acquired. As a result of the transaction, the Company acquired customer relationships and trade name intangible assets associated with the generation of future revenues. Of the total assets acquired, the fair value assigned to customer relationships and trade name indefinite lived intangible assets amounted to $40,600,000 and $27,400,000, respectively.

We identified the evaluation of the fair value of the customer relationships and certain trade name indefinite lived intangible assets acquired in the GTI business combination as a critical audit matter. There was a high degree of subjective auditor judgment related to significant assumptions used in the valuation models, specifically the forecasted revenue growth rates and the discount rate applied. Changes in these assumptions could have a significant impact on the fair value of the customer relationships and certain trade name indefinite lived intangible assets. Professionals with specialized skill and knowledge were also required to assess the significant assumptions and evaluate the evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the above significant assumptions. We evaluated the amount and timing of forecasted revenue growth rates used by the Company by comparing them to certain publicly available information for comparable companies, industry reports, and historical results. We performed sensitivity analyses over the Company’s revenue growth rates used to determine the estimated fair value of the customer relationships and certain trade name indefinite lived intangible assets to assess the effect of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

●	the forecasted revenue growth rates by comparing the revenue growth rates to certain publicly available information for comparable companies and industry reports; and
●	the discount rate used in the valuations, by comparing it to a discount range that was independently developed using publicly available market data.
/s/KPMG LLP

We have served as the Company’s auditor since 2001.

Columbus, Ohio
July 30, 2021

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$640,311	$147,198
Receivables, less allowances of $608 and $1,521 at May 31, 2021
and May 31, 2020, respectively	639,964	341,038
Inventories:
Raw materials	266,208	234,629
Work in process	183,413	76,497
Finished products	115,133	93,975
Total inventories	564,754	405,101
Income taxes receivable	1,958	8,376
Assets held for sale	51,956	12,928
Prepaid expenses and other current assets	69,049	68,538
Total current assets	1,967,992	983,179
Investments in unconsolidated affiliates	233,126	203,329
Operating lease assets	35,101	31,557
Goodwill	351,056	321,434
Other intangible assets, net of accumulated amortization of $80,513 and
$92,774 at May 31, 2021 and May 31, 2020, respectively	240,387	184,416
Other assets	30,566	34,956
Property, plant and equipment:
Land	21,744	24,197
Buildings and improvements	271,196	302,796
Machinery and equipment	1,046,065	1,055,139
Construction in progress	53,903	52,231
Total property, plant and equipment	1,392,908	1,434,363
Less: accumulated depreciation	877,891	861,719
Total property, plant and equipment, net	515,017	572,644
Total assets	$3,373,245	$2,331,515

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2021	2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567,392	$247,017
Accrued compensation, contributions to employee benefit plans and related taxes	137,698	64,650
Dividends payable	16,536	14,648
Other accrued items	52,250	49,974
Current operating lease liabilities	9,947	10,851
Income taxes payable	3,620	949
Current maturities of long-term debt	458	149
Total current liabilities	787,901	388,238
Other liabilities	82,824	75,786
Distributions in excess of investment in unconsolidated affiliate	99,669	103,837
Long-term debt	710,031	699,516
Noncurrent operating lease liabilities	27,374	25,763
Deferred income taxes, net	113,751	71,942
Total liabilities	1,821,550	1,365,082
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and
outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and
outstanding, 2021 - 51,330,347 shares, 2020 - 54,616,485 shares	-	-
Additional paid-in capital	282,790	283,776
Accumulated other comprehensive income (loss), net of taxes of $(12,550) and $7,922 at May 31, 2021 and May 31, 2020, respectively	45,387	(35,217)
Retained earnings	1,070,016	572,262
Total shareholders' equity - controlling interest	1,398,193	820,821
Noncontrolling interests	153,502	145,612
Total equity	1,551,695	966,433
Total liabilities and equity	$3,373,245	$2,331,515

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2021	2020	2019
Net sales	$3,171,429	$3,059,119	$3,759,556
Cost of goods sold	2,532,351	2,615,782	3,279,601
Gross margin	639,078	443,337	479,955
Selling, general and administrative expense	351,145	328,110	338,392
Impairment of goodwill and long-lived assets	13,739	82,690	7,817
Restructuring and other expense (income), net	56,097	10,048	(11,018)
Incremental expenses related to Nikola gains	50,624	-	-
Operating income	167,473	22,489	144,764
Other income (expense):
Miscellaneous income, net	2,163	9,099	2,716
Interest expense	(30,346)	(31,616)	(38,063)
Equity in net income of unconsolidated affiliates	123,325	114,848	97,039
Gains on investment in Nikola	655,102	-	-
Loss on extinguishment of debt	-	(4,034)	-
Earnings before income taxes	917,717	110,786	206,456
Income tax expense	176,267	26,342	43,183
Net earnings	741,450	84,444	163,273
Net earnings attributable to noncontrolling interests	17,655	5,648	9,818
Net earnings attributable to controlling interest	$723,795	$78,796	$153,455

Basic
Average common shares outstanding	52,701	54,958	57,196
Earnings per share attributable to controlling interest	$13.73	$1.43	$2.68

Diluted
Average common shares outstanding	53,917	55,983	58,823
Earnings per share attributable to controlling interest	$13.42	$1.41	$2.61

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2021	2020	2019
Net earnings	$741,450	$84,444	$163,273
Other comprehensive income (loss):
Foreign currency translation, net of tax	10,921	10,497	(14,772)
Pension liability adjustment, net of tax	5,931	(4,030)	(1,785)
Cash flow hedges, net of tax	63,752	1,780	(12,447)
Other comprehensive income (loss)	80,604	8,247	(29,004)
Comprehensive income	822,054	92,691	134,269
Comprehensive income attributable to noncontrolling interests	17,655	5,648	9,698
Comprehensive income attributable to controlling interest	$804,399	$87,043	$124,571

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Income (Loss),	Retained		Noncontrolling
(in thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2018	58,876,921	$-	$295,592	$(14,580)	$637,757	$918,769	$117,606	$1,036,375
Net earnings	-	-	-	-	153,455	153,455	9,818	163,273
Other comprehensive loss	-	-	-	(28,884)	-	(28,884)	(120)	(29,004)
Common shares issued, net of withholding tax	690,604	-	(6,371)	-	-	(6,371)	-	(6,371)
Theoretical common shares in NQ plans	-	-	680	-	-	680	-	680
Stock-based compensation	-	-	13,927	-	-	13,927	-	13,927
ASC 606 transition adjustment	-	-	-	-	1,174	1,174	570	1,744
Repurchases and retirement of common shares	(4,100,000)	-	(20,651)	-	(147,462)	(168,113)	-	(168,113)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,726)	(10,726)
Cash dividends declared ($0.92 per share)	-	-	-	-	(53,391)	(53,391)	-	(53,391)
Balance at May 31, 2019	55,467,525	$-	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings	-	-	-	-	78,796	78,796	5,648	84,444
Other comprehensive income	-	-	-	8,247	-	8,247	-	8,247
Common shares issued, net of withholding tax	448,960	-	(6,513)	-	-	(6,513)	-	(6,513)
Theoretical common shares in NQ plans	-	-	547	-	-	547	-	547
Stock-based compensation	-	-	13,191	-	-	13,191	-	13,191
Consolidation of Worthington Samuel Coil Processing LLC	-	-	-	-	-	-	24,269	24,269
Repurchases and retirement of common shares	(1,300,000)	-	(6,626)	-	(44,346)	(50,972)	-	(50,972)
Dividends to noncontrolling interests	-	-	-	-	-	-	(1,453)	(1,453)
Cash dividends declared ($0.96 per share)	-	-	-	-	(53,721)	(53,721)	-	(53,721)
Balance at May 31, 2020	54,616,485	$-	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	-	-	723,795	723,795	17,655	741,450
Other comprehensive income	-	-	-	80,604	-	80,604	-	80,604
Common shares issued, net of withholding tax	732,326	-	6,581	-	-	6,581	-	6,581
Theoretical common shares in NQ plans	-	-	556	-	-	556	-	556
Stock-based compensation	-	-	13,005	-	-	13,005	-	13,005
Partner contribution to Worthington Samuel Coil Processing, LLC	-	-	-	-	-	-	925	925
Repurchases and retirement of common shares	(4,018,464)	-	(21,128)	-	(170,926)	(192,054)	-	(192,054)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,690)	(10,690)
Cash dividends declared ($1.03 per share)	-	-	-	-	(55,115)	(55,115)	-	(55,115)
Balance at May 31, 2021	51,330,347	$-	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2021	2020	2019
Operating activities:
Net earnings	$741,450	$84,444	$163,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,654	92,678	95,602
Impairment of goodwill and long-lived assets	13,739	82,690	7,817
Provision for (benefit from) deferred income taxes	4,822	(1,309)	17,435
Bad debt expense (income)	(255)	580	659
Equity in net income of unconsolidated affiliates, net of distributions	(32,318)	8,106	7,347
Net (gain) loss on sale of assets	53,607	(5,057)	(7,059)
Stock-based compensation	19,129	11,883	11,733
Gains on investment in Nikola	(655,102)	-	-
Charitable contribution of Nikola shares	20,653	-	-
Loss on extinguishment of debt	-	4,034	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(223,254)	147,225	73,346
Inventories	(169,740)	62,126	(33,649)
Accounts payable	315,222	(142,685)	(93,294)
Accrued compensation and employee benefits	75,725	(11,878)	(19,159)
Income taxes payable	2,671	(215)	(3,429)
Other operating items, net	20,376	4,104	(22,763)
Net cash provided by operating activities	274,379	336,726	197,859

Investing activities:
Investment in property, plant and equipment	(82,178)	(95,503)	(84,499)
Proceeds from sale of Nikola shares	634,449	-	-
Acquisitions, net of cash acquired	(129,615)	(30,748)	(10,402)
Distributions from unconsolidated affiliate	-	-	56,693
Proceeds from sale of assets, net of selling costs	45,854	10,036	49,683
Net cash provided (used) by investing activities	468,510	(116,215)	11,475

Financing activities:
Proceeds from long-term debt, net of issuance costs	-	101,464	-
Principal payments on long-term debt	(622)	(154,913)	(1,394)
Proceeds from issuance of common shares, net of tax withholdings	6,581	(6,513)	(6,371)
Payments to noncontrolling interests	(10,690)	(1,453)	(10,726)
Repurchase of common shares	(192,054)	(50,972)	(168,113)
Dividends paid	(52,991)	(53,289)	(52,334)
Net cash used by financing activities	(249,776)	(165,676)	(238,938)
Increase (decrease) in cash and cash equivalents	493,113	54,835	(29,604)
Cash and cash equivalents at beginning of year	147,198	92,363	121,967
Cash and cash equivalents at end of year	$640,311	$147,198	$92,363

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2021, 2020 and 2019

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

The Company owns controlling interests in the following four joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel” or the “Samuel joint venture”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively.  As more fully described in “Note Q – Acquisitions,” on December 31, 2019, we acquired an additional 31.75% interest in Samuel, increasing our ownership to a 63% controlling interest, with Samuel’s results being consolidated within the Steel Processing operating segment since the acquisition date.  The transaction resulted in a one-time net pre-tax gain of $6,055,000 within miscellaneous income in our consolidated statement of earnings during fiscal 2020.

Deconsolidation of Engineered Cabs:  On November 1, 2019, we contributed substantially all of the net assets of our former Engineered Cabs business to a newly-formed joint venture, Taxi Workhorse Holdings, LLC (the “Cabs joint venture”), in exchange for a 20% noncontrolling interest.  Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo Cab Products, LLC (“Crenlo”).  The investment in the Cabs joint venture is accounted for under the equity method, due to lack of control as more fully described in “Note D – Investments in Unconsolidated Affiliates”.

The Company’s contribution to the Cabs joint venture consisted of the net assets of the two primary manufacturing facilities of the Company’s Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota.  As a result of the contribution, an impairment charge of $35,194,000 was recognized when the disposal group met the criteria as assets held for sale during the first quarter of 2020.  Certain non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained and subsequently exited.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a one-time net gain of $258,000 within restructuring and other expense (income), net in our fiscal 2020 consolidated statement of earnings, as summarized below.

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

  In accordance with the applicable accounting guidance, our minority ownership interest in the Cabs joint venture was recorded at fair value as of the closing date.  For additional information regarding the fair value of our minority ownership interest in the Cabs joint venture, refer to “Note S – Fair Value Measurements”.

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

Inventories:  Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method for all inventories.  The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of the inventory.  We believe our inventories were valued appropriately as of May 31, 2021 and May 31, 2020.

Derivative Financial Instruments:  We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations.  The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk.  All derivative financial instruments are accounted for using mark-to-market accounting.  The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item.  Gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item.  Classification in the consolidated statements of earnings of gains and losses related to derivative financial instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments.  Cash flows related to derivative financial instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

Refer to “Note R – Derivative Financial Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative financial instruments.

Risks and Uncertainties:  As of May 31, 2021, excluding our joint ventures, we operated 21 manufacturing facilities worldwide, principally in two operating segments, which corresponded with our reportable business segments: Steel Processing and Pressure Cylinders.  We also held equity positions in nine joint ventures, which operated 47 manufacturing facilities worldwide, as of May 31, 2021.  Our largest end market is the automotive industry, which comprised 37%, 32%, and 38% of consolidated net sales in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.  Our international operations represented 7%, 7%, and 5% of consolidated net sales and -1%, 2%, and 6% of consolidated net earnings attributable to controlling interest in fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and 9% and 13% of consolidated net assets as of May 31, 2021 and May 31, 2020. As of May 31, 2021, approximately 8% of our consolidated labor force was represented by collective bargaining units.  The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2021, our largest customer accounted for approximately 11% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. In fiscal 2020, our largest customer accounted for slightly less than 10% of our consolidated net sales, and our ten largest customers accounted for approximately 30% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business.  Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables:  We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.  With the adoption of Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, as discussed further below in “Recently Adopted Accounting Standards”, expected lifetime credit losses on receivables are recognized at the time of origination.  We estimate the allowance for credit losses based on the expected future credit losses using the internal historical loss information and observable and forecasted macroeconomic data.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay.  This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions.  As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense.  Account balances are charged off against the allowance when recovery is considered remote.  The allowance for doubtful accounts decreased approximately $913,000 during fiscal 2021 to $608,000.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings.  If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation:  Property, plant and equipment are carried at cost and depreciated using the straight-line method.  Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years.  Depreciation expense was $74,779,000 $79,368,000 and $80,316,000 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: We use the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill.  The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets.  A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit.  A reporting unit is defined as an operating segment or one level below an operating segment.  We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance.  Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed.  If however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Our policy is to perform a quantitative analysis of each reporting unit at least every three years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2021 and concluded that no impairment indicators were present.

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

Our impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital.  Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note E – Goodwill and Other Long-Lived Assets” for additional details regarding these assets and related impairment testing.

Equity method investments:  Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.  Events and circumstances can include, but are not limited to:  evidence we do not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee.  If the fair value of the investment is less than the carrying value, and the investment will not recover in the near term, then other-than-temporary impairment may exist.  When the loss in value of an investment is determined to be other-than-temporary, we recognize an impairment in the period the conclusion is made.

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

Leases:  On June 1, 2019, we adopted the lease accounting standard under U.S. GAAP, ASU 2016-02, Leases (Topic 842) (“Topic 842”) using the modified retrospective approach.  Under Topic 842, leases are categorized as operating or financing leases upon inception.  Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options.  As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or selling, general and administrative expense depending on the underlying nature of the leased assets.  For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred.  Leases with a term of twelve months or less upon the commencement date are considered short-term leases and are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.  Refer to “Note T – Leases” for additional information on the adoption and impact of Topic 842.

Stock-Based Compensation:  At May 31, 2021, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note L – Stock-Based Compensation.”  All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings over the vesting period based on their grant-date fair values.  Forfeitures are recognized as they occur.

Revenue Recognition:  On June 1, 2018, we adopted accounting guidance that replaced most existing revenue recognition accounting guidance under U.S. GAAP, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”).

Under this revenue recognition accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

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

With the exception of the toll processing revenue stream in Steel Processing, we recognize revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.  Generally, we receive and acknowledge purchase orders from our customers, which define the quantity, pricing, payment and other applicable terms and conditions.  In some cases, we receive a blanket purchase order from our customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

Toll processing revenues are recognized over time.  Revenue is primarily measured using the cost-to-cost method, which we believe best depicts the transfer of control to the customer.  Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.  Revenues are recorded proportionally as costs are incurred.  We have elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis.  These estimates are based on historical returns, analysis of credit memo data and other known factors.  We account for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded.  The amount of these reductions is based upon the terms agreed to with the customer.  We do not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price.  Refer to “Note B – Revenue Recognition” for additional information.

Advertising Expense:  Advertising costs are expensed as incurred and included in SG&A expense.  Advertising expense was $17,462,000, $17,603,000, and $15,574,000 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Statements of Cash Flows:  Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2021	2020	2019
Interest paid, net of amount capitalized	$29,080	$32,994	$38,807
Income taxes paid, net of refunds	$160,847	$25,076	$38,848

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

Business Combinations: We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives, among others. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Self-Insurance Reserves:  We self-insure most of our risks for product, cyber, pollution, workers’ compensation, general and automobile, and property liabilities, and for employee medical claims.  However, in order to reduce risk and better manage our overall loss exposure for these liabilities, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts.  We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances.  The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of ASU 2019-12 will have a material impact on the consolidated financial statements.

Recently Adopted Accounting Standards:

On June 1, 2019, the Company adopted Topic 842, which replaced most existing lease accounting guidance under U.S. GAAP. See “Note T – Leases” for additional information regarding the Company’s adoption of Topic 842, including newly-required disclosures.

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

On June 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments and additional related ASUs which introduced an expected credit loss model for impairment of financial assets measured at amortized cost, including trade receivables.  The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost.  The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note B – Revenue Recognition

On June 1, 2018, we adopted revenue recognition accounting guidance that replaced most existing revenue recognition accounting guidance under U.S. GAAP, Topic 606.  Under Topic 606, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

The accounting guidance was adopted using the modified retrospective approach as applied to customer contracts that were not complete at the date of adoption, with the cumulative effect recognized in retained earnings.  The cumulative effect adjustment resulted from a change in the pattern of recognition for our toll processing revenue stream and certain contracts within our former oil & gas equipment revenue stream, which previously were accounted for as point in time and are now accounted for over time.

The following table outlines the cumulative effect of adopting the new revenue recognition guidance:

(in thousands)	May 31, 2018 (As Reported)	Cumulative Effect of Topic 606 Adoption	June 1, 2018 (As Adjusted)
Consolidated Balance Sheet
Assets
Receivables	$572,689	$4,706	$577,395
Total inventories	454,027	(3,452)	450,575
Prepaid expenses and other current assets	60,134	944	61,078
Liabilities and equity
Deferred income taxes, net	60,188	454	60,642
Retained earnings	637,757	1,174	638,931
Noncontrolling interests	117,606	570	118,176

The following table summarizes net sales by product class for the periods presented:

(in thousands)	Fiscal Year Ended May 31,
Reportable segments by product class:	2021	2020	2019
Steel Processing
Direct	$1,927,418	$1,729,972	$2,308,756
Toll	131,979	129,698	127,062
Total	2,059,397	1,859,670	2,435,818

Pressure Cylinders
Industrial products	552,093	550,543	627,053
Consumer products	537,930	485,990	470,447
Oil & gas equipment	20,950	111,891	110,298
Total	1,110,973	1,148,424	1,207,798

Other
Engineered Cabs	1,058	50,954	115,902
Other	1	71	38
Total	1,059	51,025	115,940

Total	$3,171,429	$3,059,119	$3,759,556

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and certain contracts within the oil & gas equipment business, which was divested, on January 29, 2021. The following table summarizes the revenue that has been recognized over time for the periods presented:

	Fiscal Year Ended May 31,
(in thousands)	2021	2020	2019
Steel Processing - toll	$131,979	$129,698	$127,062
Pressure Cylinders - certain oil & gas contracts	15,666	100,774	75,159
Total over time revenue	$147,645	$230,472	$202,221

The following table summarizes the unbilled receivables and contract assets for the periods indicated:

		Fiscal Year Ended May 31,
(in thousands)	Balance Sheet Classification	2021	2020
Unbilled receivables	Receivables	$5,317	$5,552
Contract assets	Prepaid expenses and other current assets	$-	$4,127

Note C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ-listed, publicly-traded company.  Prior to the Effective Date, the Company held an equity interest in the predecessor company, which was converted to 19,048,020 shares of Nikola common stock on the Effective Date.

During fiscal 2021, we sold or contributed all of these shares and recognized pre-tax gains of $655,102,000, which was comprised of $634,449,000 in cash proceeds and $20,653,000 in value from Nikola shares contributed to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which the Company operates. We also recognized $50,624,000 of incremental expenses in operating income related to Nikola gains consisting of $29,971,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the charitable contribution of Nikola shares.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At May 31, 2021, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), the Cabs joint venture (20%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), and Worthington Armstrong Venture (“WAVE”) (50%)

On December 31, 2019, the Company contributed the then recently acquired operating net assets of Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”) to the Samuel joint venture in exchange for an incremental 31.75% ownership interest in the Samuel joint venture, bringing our total ownership interest to 63%. The Samuel joint venture’s results have been consolidated within Steel Processing since that date. Refer to “Note Q – Acquisitions” for additional information.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our former Engineered Cabs business to a newly-formed joint venture, in exchange for a 20% noncontrolling interest. Immediately following the contribution, the Cabs joint venture acquired the net assets of Crenlo. Our contribution to the Cabs joint venture consisted of the net assets of our primary Engineered Cabs manufacturing facilities located in Greeneville, Tennessee and Watertown, South Dakota.  Our investment in the Cabs joint venture is accounted for under the equity method due to lack of control.

During the fourth quarter of fiscal 2019, we determined our 10% ownership interest in our joint venture in China, Nisshin, was other than temporarily impaired due to then current and projected operating losses.  As a result, in the fourth quarter of fiscal 2019, an impairment charge of $4,017,000 was recognized within equity income in our consolidated statement of earnings to write down the investment to its estimated fair value of $3,700,000.  During the first quarter of fiscal 2020, the Company began the process of exploring the potential exit of its interest in the Nisshin joint venture in China. As a result, the Company evaluated its investment for potential impairment. The Company concluded the remaining book value of the investment was fully impaired, resulting in an impairment charge of $4,236,000 within equity income during the first quarter of fiscal 2020.  On December 19, 2019, the Company finalized an agreement to transfer the risks and rewards related to its 10% interest to the other joint venture partners. As a result, the Company has no further rights or obligations related to the Nisshin joint venture.

We received distributions from unconsolidated affiliates totaling $91,007,000, $122,953,000, and $161,079,000 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $99,669,000 and $103,837,000 at May 31, 2021 and 2020, respectively.  In accordance with the applicable accounting guidance, we reclassified the negative balances to other liabilities within our consolidated balance sheets.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(in thousands)	2021	2020
Cash	$11,651	$68,730
Other current assets	733,834	528,631
Noncurrent assets	382,585	399,731
Total assets	$1,128,070	$997,092
Current liabilities	$232,626	$174,709
Short-term borrowings	1,155	500
Current maturities of long-term debt	30,209	37,542
Long-term debt	311,871	346,690
Other noncurrent liabilities	92,209	73,656
Equity	460,000	363,995
Total liabilities and equity	$1,128,070	$997,092

The following table presents summarized financial information for our four largest unconsolidated affiliates as of, and for the fiscal years ended May 31.  All other unconsolidated affiliates are combined and presented in the Other category.

(in thousands)	2021	2020	2019
Net sales
WAVE	$371,814	$368,820	$379,103
ClarkDietrich	893,371	855,994	892,758
Serviacero Worthington	311,543	273,276	351,671
ArtiFlex	144,834	175,428	201,526
Other	196,915	146,478	32,753
Total net sales	$1,918,477	$1,819,996	$1,857,811

Gross margin (loss)
WAVE	$215,692	$208,040	$205,909
ClarkDietrich	158,074	131,619	93,947
Serviacero Worthington	51,253	15,739	34,494
ArtiFlex	20,596	14,212	12,928
Other	(7,057)	7,320	(6,000)
Total gross margin	$438,558	$376,930	$341,278

Operating income (loss)
WAVE	$165,381	$166,404	$166,969
ClarkDietrich	94,888	66,952	33,384
Serviacero Worthington	43,075	7,513	25,636
ArtiFlex	9,628	6,248	5,524
Other	(2,372)	(23,596)	(9,964)
Total operating income	$310,600	$223,521	$221,549

Depreciation and amortization
WAVE	$4,073	$4,032	$3,634
ClarkDietrich	11,917	11,869	11,600
Serviacero Worthington	4,305	4,324	4,319
ArtiFlex	5,728	5,605	6,055
Other	8,965	4,689	875
Total depreciation and amortization	$34,988	$30,519	$26,483

Interest expense
WAVE	$8,909	$11,061	$10,547
ClarkDietrich	101	378	912
Serviacero Worthington	42	87	493
ArtiFlex	528	801	1,443
Other	2,704	1,665	-
Total interest expense	$12,284	$13,992	$13,395

Income tax expense (benefit)
WAVE	$200	$216	$219
ClarkDietrich	-	-	-
Serviacero Worthington	11,341	3,267	7,629
ArtiFlex	149	(15)	29
Other	270	(15)	-
Total income tax expense	$11,960	$3,453	$7,877

Net earnings (loss)
WAVE (1)	$156,869	$202,451	$162,849
ClarkDietrich	98,313	68,899	34,560
Serviacero Worthington	31,865	2,573	16,155
ArtiFlex	8,950	5,461	4,051
Other	(2,811)	(19,934)	(8,383)
Total net earnings	$293,186	$259,450	$209,232

(1)

On September 30, 2019, WAVE completed the sale of its international operations to Knauf Ceilings and Holding GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Inc., our partner in the WAVE joint venture.  The net earnings in this table include net income attributable to discontinued operations of  $49,770,000 and $6,830,000 in fiscal 2020 and fiscal 2019, respectively.  All other amounts presented in the table above exclude the activity of the discontinued operations of WAVE.

At May 31, 2021 and 2020, $59,015,000 and $39,995,000, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note E – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2021 and fiscal 2020 by reportable business segment:

(in thousands)	Steel Processing	Pressure Cylinders	Other	Total
Balance at May 31, 2019
Goodwill	$7,899	$330,723	$172,178	$510,800
Impairment losses	-	(4,015)	(172,178)	(176,193)
	7,899	326,708	-	334,607
Acquisitions and purchase accounting adjustments (1)	11,796	(52)	-	11,744
Divestitures (2)	-	(2,511)	-	(2,511)
Translation adjustments	-	(309)	-	(309)
Impairment losses (3)	-	(22,097)	-	(22,097)
	11,796	(24,969)	-	(13,173)
Balance at May 31, 2020
Goodwill	19,695	327,851	172,178	519,724
Impairment losses	-	(26,112)	(172,178)	(198,290)
	19,695	301,739	-	321,434
Acquisitions and purchase accounting adjustments (1)	523	37,353	-	37,876
Divestitures (2)	-	(13,556)	-	(13,556)
Translation adjustments	-	5,302	-	5,302
	523	29,099	-	29,622
Balance at May 31, 2021
Goodwill	20,218	356,950	172,178	549,346
Impairment losses	-	(26,112)	(172,178)	(198,290)
	$20,218	$330,838	$-	$351,056

(1)	For additional information regarding the Company’s acquisitions, refer to “Note Q – Acquisitions.”
(2)

Fiscal 2020 divestitures related to the sale of the Company’s cryogenics business in Turkey. Fiscal 2021 divestitures related to the sale of the Company’s Structural Composites Industries, LLC business located in Pomona, California and the sale of its cryogenic and hydrogen trailer business, including the Theodore, Alabama site, and the cryo-science and microbulk storage unit business.

(3)	Fiscal 2020 impairment losses included $22,097,000 of goodwill impairment related to the oil & gas equipment reporting unit.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years.  The following table summarizes other intangible assets by class as of May 31, 2021 and 2020:

	2021		2020
		Accumulated		Accumulated
(in thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$99,901	$-	$72,101	$-
Total indefinite-lived intangible assets	99,901	-	72,101	-
Definite-lived intangible assets:
Customer relationships	$198,234	$72,499	$170,887	$73,207
Non-compete agreements	4,098	4,098	8,001	8,001
Technology / know-how	13,165	3,614	22,484	7,850
Other	5,502	302	3,716	3,716
Total definite-lived intangible assets	220,999	80,513	205,088	92,774
Total intangible assets	$320,900	$80,513	$277,189	$92,774

Amortization expense totaled $12,257,000, $12,870,000, and $15,286,000 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2022	$11,604
2023	$11,517
2024	$11,517
2025	$11,338
2026	$11,053

Impairment of Long-Lived Assets

Fiscal 2021:   Due to the economic impact of the COVID-19 pandemic and related market softness in the oil & gas equipment manufacturing operations in Tulsa, Oklahoma, we tested the long-lived assets consisting of fixed assets and customer list intangible assets with net book values of $7,375,000 and $2,374,000, respectively, for impairment.  The fair value of the fixed assets was determined to be $5,934,000 (using observable Level 2 inputs) resulting in an impairment charge of $1,441,000.  Additionally, the customer list intangible assets were deemed to be fully impaired (using unobservable Level 3 inputs) and written off resulting in an impairment of $2,374,000.

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value.  As a result, property, plant and equipment with a carrying value of $13,526,000 was written down to its estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000.  Additionally, the customer list intangible assets and technology/know-how intangible assets with a carrying value of $3,662,000 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.  These assets were subsequently sold in October 2020 (refer to “Note F – Restructuring and Other Expense (Income), Net” for additional information on this sale).

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

Fiscal 2020:  During the fourth quarter of 2020, the Company performed the annual impairment test on its indefinite-lived assets.  The results of the analysis indicated the fair market value of certain European tradenames used in the Pressure Cylinders businesses was estimated to be $2,800,000 which no longer supported their book value of $6,600,000, resulting in an impairment charge of $3,800,000.  The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable Level 3 inputs.

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

On February 12, 2020, the Company announced a plan to consolidate its oil & gas equipment operations in Wooster, Ohio, into its existing manufacturing facility in Bremen, Ohio. As a result, the Company tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14,274,000 and $6,577,000, respectively, for impairment. The book value of the fixed assets was determined to be in excess of fair market value, resulting in an impairment charge of $4,679,000 during the third quarter of fiscal 2020.  Additionally, the customer list intangible assets were deemed to be fully impaired and written off.  Fair market value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.  The land and building of the Wooster facility met the criteria for classification as assets held for sale and, accordingly, have been presented separately as assets held for sale in our consolidated balance sheet at May 31, 2020.

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

During the third quarter of fiscal 2020, the Company’s consolidated joint venture WSP committed to a plan to sell the Canton, Michigan facility and some of the production equipment at that facility. The land and building related to the facility were determined to not be impaired. The book value of the production equipment was determined to be above the fair market value.  Therefore, the net assets were written down to their estimated fair market value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,274,000 in the third quarter of fiscal 2020.  These assets, with a net book value of $7,813,000, have been presented separately as assets held for sale in the consolidated balance sheet at May 31, 2020.

During the first quarter of fiscal 2020, we closed on an agreement by which we contributed substantially all of the net assets of our Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana to the Cabs joint venture. The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), which resulted in the recording of a $35,194,000 impairment charge during the first quarter of fiscal 2020. Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off. For additional information, refer to “Note D – Investments in Unconsolidated Affiliates”.  The Company also identified an impairment indicator for the long-lived assets of the Engineered Cabs fabricated products business as the sale would have an adverse impact on the manner and extent in which the remaining assets were used.  As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

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

During the first quarter of fiscal 2019, changes in the facts and circumstances related to the planned sale of our cryogenics business in Turkey, Worthington Aritas, resulted in our lowering the estimate of fair market value less cost to sell to $7,000,000, which generated an impairment charge of $2,381,000 in the first quarter of fiscal 2019.  Fair market value was determined using observable (Level 2) inputs.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2021, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$6,536	$1,314	$(6,980)	$(99)	$771
Facility exit and other costs	156	1,438	(1,330)	185	449
	$6,692	2,752	$(8,310)	$86	$1,220
Net loss on sale of assets		53,345
Restructuring and other expense, net		$56,097

During fiscal 2021, the following actions were taken related to the Company’s restructuring activities:

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

•

On January 29, 2021, the Company’s Pressure Cylinders segment sold its oil & gas equipment business to an affiliate of Ten Oaks Group for deferred proceeds in the form of contingent consideration that entitles the Company to up to 15% of future sales proceeds upon the exit of the business by the acquirer, subject to limitations and certain adjustments.  Due to then current and forecasted losses of the business combined with uncertain market conditions, the Company did not assign any value to the contingent consideration arrangement. As a result, the Company recognized a loss of $27,671,000 within restructuring and other expense, net during fiscal 2021.  The Company retained the three real property locations (one in each of Breman and Wooster, Ohio, and one in Tulsa, Oklahoma).  In conjunction with the sale, the Company executed operating lease agreements with the buyer for the Breman and Tulsa locations.  These assets are being marketed for sale and have been classified as assets held for sale in our consolidated balance sheet as of May 31, 2021.

•

During the third quarter of fiscal 2021, we recognized a $181,000 gain from the auction of certain assets related to the fabricated products facility in Stow, Ohio within restructuring and other expense, net.

•

On March 12, 2021, the Company sold its Structural Composites Industries, LLC business located in Pomona, California to Luxfer Holdings PLC. The Company received net proceeds of $19,059,000 resulting in a pre-tax loss of $7,219,000 within restructuring and other expense, net.

•

On May 31, 2021, the Company sold its LPG fuel storage business, located in Poland, to Westport Fuel Systems, Inc. The Company received total consideration of approximately $6,000,000, resulting in a pre-tax loss of $11,034,000 within restructuring and other expense, net.

The total liability as of May 31, 2021 is expected to be paid in the immediately following twelve months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2020, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$774	$9,096	$(3,245)	$(89)	$6,536
Facility exit and other costs	2	829	(730)	55	156
	$776	9,925	$(3,975)	$(34)	$6,692
Net loss on sale of assets		123
Restructuring and other income, net		$10,048

During fiscal 2020, the following actions were taken related to the Company’s restructuring activities:

•

In July 2019, our Pressure Cylinders segment completed the sale of its cryogenics business in Turkey, the net assets of which had been previously classified as assets held for sale. In connection with the sale, the Company realized net cash proceeds of $8,295,000 and recognized a net loss of $481,000.

•

In November 2019, the Company contributed substantially all of the net assets of the Engineered Cabs business to the then newly-formed Cabs joint venture. In connection with the transaction, the Company recognized a net gain of $50,000. In fiscal 2020, final closing adjustments resulted in the recognition of an additional net gain of $208,000.  Subsequent to closing the transaction, the Company sold some assets of the retained fabricated products business in Stow, Ohio for a net gain of $100,000 and recognized facility exit costs of $103,000.

•

In February 2020, the Company announced the closure of the Hermosillo, Mexico facility and an office in Sonata, Mexico, both operated by the Company’s consolidated joint venture, TWB within our Steel Processing segment.  In connection with the closures, and a reduction in personnel at Puebla, Mexico, the Company recognized severance expense of $620,000.

•

In February 2020, the Company’s WSP joint venture within our Steel Processing segment committed to plans to close and sell the assets of its Canton, Michigan facility. In connection with the sale, the Company recognized severance expense of $450,000.

•

In the third quarter of fiscal 2020, the Company announced a plan, within our Pressure Cylinders segment, to consolidate its oil & gas equipment operations in Wooster, Ohio into its existing facility in Bremen, Ohio.  In connection with the consolidation, the Company recognized $2,313,000 in severance expense and $522,000 in facility exit costs.

•

In the fourth quarter of fiscal 2020, the Company recognized severance expense of $2,175,000 in our Steel Processing segment, $2,296,000 in our Pressure Cylinders segment and $873,000 in Other in connection with the reduction in workforce related to the impact of COVID-19.

•

In the fourth quarter of fiscal 2020, the Company committed to plans to close the packaging solutions business served through the facility in Greensburg, Indiana.  In connection with the closure, the Company recognized $166,000 in severance expenses.

•

In connection with other non-significant restructuring activities, the Company recognized severance expense of $203,000 within our Steel Processing segment and facility exit costs of $204,000, of which $151,000 were within our Pressure Cylinders segment and $53,000 within our Steel Processing segment.

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

Voluntary Tank Replacement Program

In February 2019, our former Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of its composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  In connection with this matter, we recorded a $13,000,000 charge to cost of goods sold during the third quarter of fiscal 2019 to reflect our estimated costs of the replacement program.  During the third quarter of fiscal 2020, a favorable adjustment of $2,265,000 was recorded related to lower than expected freight costs. As of May 31, 2021, the Company has a reserve of $4,878,000 for estimated remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.  The actual costs incurred by the Company related to this matter may vary from the initial estimate.

A progression of the liabilities recorded in connection with this matter during fiscal 2021 is summarized in the following table:

(in thousands)	Beginning Balance	Expense	Payments	Adjustments	Ending Balance
Tank replacement costs	$4,964	$-	$(86)	$-	$4,878

We believe these liabilities are sufficient to absorb our remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  However, as of May 31, 2021, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $19,553,000 at May 31, 2021.  Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

We also had in place $17,350,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2021.  The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2021.

Note I – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2021 and 2020:

(in thousands)	2021	2020
1.56% Series A senior notes due August 23, 2031	44,871	40,750
1.90% Series B senior notes due August 23, 2034	67,245	61,071
4.30% senior notes due August 1, 2032	200,000	200,000
4.55% senior notes due April 15, 2026	250,000	250,000
4.60% senior notes due August 10, 2024	150,000	150,000
Other	1,363	1,239
Total debt	713,479	703,060
Unamortized discount and debt issuance costs	(2,990)	(3,395)
Total debt, net	710,489	699,665
Less: current maturities and short-term borrowings	458	149
Total long-term debt	$710,031	$699,516

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2022	$458
2023	302
2024	302
2025	150,302
2026	-
Thereafter	562,115
Total	$713,479

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “Series A Senior Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “Series B Senior Notes”).  The Series A Senior Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest.  The Series B Senior Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest.  Debt issuance costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on the consolidated balance sheets within long-term debt as a contra-liability.  They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the respective Senior Notes.  The unamortized portion of the debt issuance costs was $116,000 at May 31, 2021.

The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150,000,000 aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020 (the “2020 Notes”).  The 2020 Notes were redeemed in full on August 30, 2019.  In connection with the early redemption, the Company recognized a loss on extinguishment of debt of $4,034,000, which was presented separately in our consolidated statement of earnings for fiscal 2020.

On July 28, 2017, we issued $200,000,000 aggregate principal amount of senior unsecured notes due August 1, 2032 (the “2032 Notes”).  The 2032 Notes bear interest at a rate of 4.300%.  The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity.  We used a portion of the net proceeds from the offering to repay amounts then outstanding under our multi-year revolving credit facility and amounts then outstanding under our revolving trade accounts receivable securitization facility, both of which are described in more detail below.  We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes.  The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes.  Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in AOCI.  Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount, respectively.  The debt issuance costs and the debt discount have been recorded on the consolidated balance sheets within long-term debt as a contra-liability.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes.  The unamortized portions of the debt issuance costs and the debt discount were $1,575,000 and $147,000, respectively, at May 31, 2021 and $1,717,000 and $161,000, respectively, at May 31, 2020.

On April 15, 2014, we issued $250,000,000 aggregate principal amount of unsecured senior notes due on April 15, 2026 (the “2026 Notes”).  The 2026 Notes bear interest at a rate of 4.55%.  The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity.  We used a portion of the net proceeds from the offering to repay borrowings then outstanding under our revolving credit facility.  Approximately $3,081,000, $2,279,000 and $528,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively.  The debt issuance costs and the debt discount have been recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI.  Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes.  The unamortized portions of the debt issuance costs and the debt discount were $918,000 and $212,000, respectively, at May 31, 2021 and $1,108,000 and $256,000, respectively, at May 31, 2020.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”).  The 2024 Notes bear interest at a rate of 4.60%.  The net proceeds from this issuance were used to repay a portion of the then outstanding borrowings under our revolving credit facilities.  Approximately $80,000 of the aggregate proceeds were allocated to debt issuance costs.  The unamortized portion of the debt issuance costs was $21,000 and $28,000 at May 31, 2021 and 2020, respectively.

Other Financing Arrangements

During fiscal 2021, fiscal 2020, and fiscal 2019, we maintained a revolving trade accounts receivable securitization facility (the “AR Facility”).  On July 22, 2020, the Company elected to terminate the AR Facility. Facility fees of $5,500, $132,000 and $202,000 were recognized within interest expense during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in February 2023. Debt issuance costs of $805,000 were incurred as a result of the renewal.  These costs have been deferred and are being amortized over the life of the Credit Facility to interest expense.  Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the LIBOR, Prime rate or Overnight Bank Funding rate.  The applicable margin is determined by our credit rating.  There were no borrowings outstanding under the Credit Facility at May 31, 2021.  As discussed in “Note G – Guarantees,” we provided $17,350,000 in letters of credit for third-party beneficiaries as of May 31, 2021.  None of these letters of credit were issued against availability under the Credit Facility, leaving $500,000,000 available at May 31, 2021.

Note J – Comprehensive Income (Loss)

Other Comprehensive Income (Loss):  The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2021			2020			2019
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before -Tax	Tax	Net-of- Tax
Foreign currency translation	$9,958	963	$10,921	$10,480	17	$10,497	$(14,772)	$-	$(14,772)
Pension liability adjustment	7,684	(1,753)	5,931	(5,395)	1,365	(4,030)	(2,203)	418	(1,785)
Cash flow hedges	83,434	(19,682)	63,752	2,339	(559)	1,780	(16,227)	3,780	(12,447)
Other comprehensive income (loss)	$101,076	$(20,472)	$80,604	$7,424	$823	$8,247	$(33,202)	$4,198	$(29,004)

Accumulated Other Comprehensive Income (Loss):  The components of the changes in accumulated other comprehensive income (loss) for the fiscal years ended May 31, 2021 and May 31, 2020 were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2019	$(19,639)	$(17,856)	$(5,969)	$(43,464)
Other comprehensive income (loss) before reclassifications	10,480	(5,948)	(9,497)	(4,965)
Reclassification adjustments to income (a)	-	553	11,836	12,389
Income tax effect	17	1,365	(559)	823
Balance at May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	9,958	6,909	93,415	110,282
Reclassification adjustments to income (a)	-	775	(9,981)	(9,206)
Income tax effect	963	(1,753)	(19,682)	(20,472)
Balance at May 31, 2021	$1,779	$(15,955)	$59,563	$45,387

(a)	The statement of earnings classification of amounts reclassified to income include
(1)	Pension liability adjustment – disclosed in “Note M – Employee Pension Plans”.
(2)	Cash flow hedges – disclosed in “Note R – Derivative Instruments and Hedging Activities”.

The estimated net amount of the gains in AOCI at May 31, 2021 expected to be reclassified into net earnings within the succeeding twelve months is $58,732,000 (net of tax of $18,169,000).  This amount was computed using the fair value of the cash flow hedges at May 31, 2021 and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2021.

Note K – Equity

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

Common Shares:  On September 27, 2017, the Board of Directors of Worthington Industries, Inc. (the “Worthington Industries Board”) authorized the repurchase of up to 6,828,855 outstanding common shares of Worthington Industries, Inc.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to an additional 6,600,000 of the outstanding common shares of Worthington Industries, Inc.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 outstanding common shares of Worthington Industries, Inc., increasing the then total number of common shares available for repurchase to 10,000,000.  These common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  The total number of common shares available for repurchase at May 31, 2021 was 9,300,000.

During fiscal 2021, fiscal 2020 and fiscal 2019, we repurchased 4,018,464, 1,300,000 and 4,100,000 common shares, respectively, having an aggregate cost of $192,054,000, $50,972,000 and $168,113,000, respectively.

On October 1, 2014, Worthington Industries, Inc. amended its non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares of Worthington Industries, Inc. with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed.  For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares of Worthington Industries, Inc. and cash in lieu of fractional common shares.  As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity.  The amounts recorded in equity totaled $556,000, $547,000 and $680,000 at May 31, 2021, 2020 and 2019, respectively.  Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in the Company’s consolidated balance sheets.

Note L – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.  We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees.  A total of 2,109,134 of Worthington Industries, Inc. common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2021.

We recognized pre-tax stock-based compensation expense of $19,129,000 ($14,729,000 after-tax), $11,883,000 ($9,150,000 after-tax), and $11,733,000 ($9,034,000 after-tax) under the Plans during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  At May 31, 2021, the total unrecognized compensation cost related to non-vested awards was $17,525,000, which will be expensed over the next three fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options are non-qualified stock options.  The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant.  Generally, stock options granted to employees vest and become exercisable at the rate of (i) 20% per year for options granted before June 30, 2011, and (ii) 33% per year for options granted on or after June 30, 2011, in each case beginning one year from the date of grant, and expire ten years after the date of grant.  Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders of Worthington Industries, Inc. is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries, Inc.  Stock options can be exercised through net-settlement, at the election of the option holder.

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

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years.  For each grant, the exercise price was equal to the closing market price of the underlying common shares at the respective grant date.  The fair values of these stock options were based on the Black-Scholes option pricing model, calculated at the respective grant dates.  The calculated pre-tax stock-based compensation expense for these stock options, will be recognized on a straight-line basis over the respective vesting periods of the stock options.

(in thousands, except per share amounts)	2021	2020	2019
Granted	116	101	96
Weighted average exercise price, per share	$36.93	$38.91	$42.86
Weighted average grant date fair value, per share	$10.43	$10.21	$12.54
Pre-tax stock-based compensation	$1,213	$1,029	$1,199

The weighted average fair value of stock options granted in fiscal 2021, fiscal 2020 and fiscal 2019 was based on the following weighted average assumptions:

	2021	2020	2019
Assumptions used:
Dividend yield	2.94%	2.42%	2.02%
Expected volatility	40.82%	33.10%	33.09%
Risk-free interest rate	0.43%	1.86%	2.79%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the years ended May 31:

	2021		2020		2019
(in thousands, except per share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,352	$27.34	1,555	$24.01	2,019	$22.26
Granted	116	36.93	101	38.91	96	42.86
Exercised	(854)	22.16	(303)	13.99	(506)	18.45
Forfeited	(12)	31.52	(1)	43.04	(54)	44.31
Outstanding, end of year	602	36.44	1,352	27.34	1,555	24.01
Exercisable at end of year	389	35.55	1,167	25.34	1,397	21.96

		Weighted
		Average
	Number of	Remaining	Aggregate
	Stock	Contractual	Intrinsic
	Options	Life	Value
	(in thousands)	(in years)	(in thousands)
May 31, 2021
Outstanding	602	5.61	$18,037
Exercisable	389	4.15	$12,415

May 31, 2020
Outstanding	1,352	3.21	$8,846
Exercisable	1,167	2.44	$8,846

May 31, 2019
Outstanding	1,555	3.15	$18,728
Exercisable	1,397	2.62	$18,728

The total intrinsic value of stock options exercised during fiscal 2021 was $14,934,000.  The total amount of cash received from the exercise of stock options during fiscal 2021 was $12,102,000, and the related excess tax benefit realized from share-based payment awards was $4,261,000.

The following table summarizes information about non-vested stock option awards for the year ended May 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
	(in thousands)	Per Share
Non-vested, beginning of year	185	$11.06
Granted	116	10.43
Vested	(76)	12.50
Forfeited	(12)	9.58
Non-vested, end of year	213	$10.29

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

The table below sets forth the service-based restricted common shares we granted during each of fiscal 2021, fiscal 2020 and fiscal 2019.  The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective service periods.

(in thousands, except per share amounts)	2021	2020	2019
Granted	307	247	339
Weighted average grant date fair value, per share	$38.99	$37.50	$43.35
Pre-tax stock-based compensation	$11,985	$9,258	$14,692

The following tables summarize the activity for service-based restricted common shares for the years ended May 31:

	2021		2020		2019
(in thousands, except per share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	643	$41.79	811	$43.25	796	$40.80
Granted	307	38.99	247	37.50	339	43.35
Vested	(146)	43.41	(395)	42.00	(229)	34.63
Forfeited	(27)	42.15	(20)	44.10	(95)	43.83
Outstanding, end of year	777	40.36	643	41.79	811	43.25

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.33		1.55		1.21

Aggregate intrinsic value of outstanding restricted
common shares	$51,541		$19,230		$27,681

Aggregate intrinsic value of restricted common
shares vested during the year	$5,873		$15,322		$10,388

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

The calculated pre-tax stock-based compensation expense was determined to be $1,603,000.  In fiscal 2016, 25,000 of these restricted common shares were forfeited.  On September 26, 2018, the remaining market-based restricted common share award was modified to extend the vesting period by one year, to June 24, 2020.  The incremental fair value as of the modification date was $261,000 and was recognized on a straight-line basis over the remaining term.  The conditions required for vesting of these remaining market-based restricted common shares was not met by June 24, 2020 and they were subsequently forfeited.

On September 28, 2018, we granted an aggregate 225,000 market-based restricted common shares to two key employees under one of the Plans.  Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period.  The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per share.  The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

On September 25, 2019, we granted an aggregate of 50,000 market-based restricted common shares to one key employee under one of the Plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $14.31 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.69%
Expected volatility	34.90%
Risk-free interest rate	1.60%

On June 25, 2020, we granted an aggregate of 45,000 restricted common shares to three key employees under one of the Plans. Vesting of these restricted common share awards is contingent upon the price of our common shares reaching $65.00 per share within a five-year period from the grant and remaining at or above that price for 90 consecutive days and the completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-year periods ended or ending May 31, 2021, 2022 and 2023. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair value of performance shares is determined by the closing market prices of the underlying common shares at their respective grant dates and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2021, fiscal 2020 and fiscal 2019:

(in thousands, except per share amounts)	2021	2020	2019
Granted	64	55	43
Weighted average grant date fair value, per share	$36.93	$38.91	$42.91
Pre-tax stock-based compensation	$2,362	$2,159	$1,854

Note M – Employee Pension Plans

We provide retirement benefits to employees mainly through defined contribution retirement plans.  Eligible participants make pre-tax contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Internal Revenue Code and the various plans’ provisions.  Company contributions consist of employer company matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions.

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

The following table summarizes the components of net periodic pension cost for the Gerstenslager Plan and the defined contribution plans for the years ended May 31:

(in thousands)	2021	2020	2019
Defined benefit plan:
Interest cost	$1,205	$1,352	$1,503
Return on plan assets	(4,289)	(1,928)	(532)
Net amortization and deferral costs	3,058	628	(918)
Net periodic pension cost (benefit) on defined benefit plan	(26)	52	53
Settlement cost	18	-	760
Defined contribution plans	17,562	16,495	16,308
Total retirement plan cost	$17,554	$16,547	$17,121

The following actuarial assumptions were used for the Gerstenslager Plan:

	2021	2020	2019
To determine benefit obligation:
Discount rate	2.90%	2.65%	3.57%
To determine net periodic pension cost:
Discount rate	2.65%	3.57%	4.02%
Expected long-term rate of return	7.00%	7.00%	7.00%

To calculate the discount rate, we used the expected cash flows of the benefit payments and the FTSE Pension Index (formerly Citigroup).  The Gerstenslager Plan’s expected long-term rate of return in fiscal 2021, fiscal 2020 and fiscal 2019 was based on the actual historical returns adjusted for a change in the frequency of lump-sum settlements upon retirement.  In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status of the Gerstenslager Plan as of, and for the fiscal years ended May 31:

(in thousands)	2021	2020
Change in benefit obligation
Benefit obligation, beginning of year	$46,167	$38,519
Interest cost	1,205	1,352
Actuarial (gain) loss	(4,814)	7,671
Benefits paid	(1,345)	(1,375)
Settlements	(18)	-
Benefits obligation, end of year	$41,195	$46,167

Change in plan assets
Fair value, beginning of year	$28,510	$26,258
Return on plan assets	4,289	1,928
Company contributions	1,700	1,699
Benefits paid	(1,345)	(1,375)
Settlements	(18)	-
Fair value, end of year	33,136	28,510
Funded status	$(8,059)	$(17,657)

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(8,059)	$(17,657)
Accumulated other comprehensive loss	17,541	25,413

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	17,541	25,413
Total	$17,541	$25,413

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal years ended May 31:

(in thousands)	2021	2020
Net gain (loss)	$7,097	$(7,596)
Amortization of net loss	775	553
Total recognized in other comprehensive income (loss)	$7,872	$(7,043)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,898)	$7,095

The estimated net loss for the defined benefit plan that will be amortized from AOCI into net periodic pension cost during fiscal 2021 is $545,609.

Pension plan assets are required to be disclosed at fair value in the consolidated financial statements.  Fair value is defined in “Note S – Fair Value Measurements.”  The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2021:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$1,664	$1,664	$-	$-
Bond funds	12,629	12,629	-	-
Equity funds	16,022	16,022	-	-
Administrative funds	2,821	2,821
Total	$33,136	$33,136	$-	$-

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value on a recurring basis at May 31, 2020:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$1,613	$1,613	$-	$-
Bond funds	12,619	12,619	-	-
Equity funds	11,885	11,885	-	-
Administrative funds	2,393	2,393
Total	$28,510	$28,510	$-	$-

Plan assets for the defined benefit plan consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2021	2020
Asset category:
Equity securities	48%	42%
Debt securities	38%	44%
Other	14%	14%
Total	100%	100%

Equity securities include no employer stock.  The investment policy and strategy for the defined benefit plan is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants;  (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plan’s liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments.  We have already contributed $142,000 in fiscal 2022 and have 11 contributions planned for fiscal 2022 totaling $1,558,000.

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit plan during the fiscal years noted:

(in thousands)
2022	$1,466
2023	$1,494
2024	$1,531
2025	$1,583
2026	$1,666
2027-2031	$9,872

Commercial law requires us to pay severance and service benefits to employees at our Austrian Pressure Cylinders location.  Severance benefits must be paid to all employees hired before December 31, 2002.  Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings).  Service benefits are based on a percentage of compensation and years of service.  The accrued liability for these unfunded plans was $7,062,000 and $6,863,000 at May 31, 2021 and 2020, respectively, and was included in other liabilities on the consolidated balance sheets.  Net periodic pension cost for these plans was $625,000, $494,000, and $925,000, for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The assumed salary rate increase was 2.75% for each of fiscal 2021, fiscal 2020 and fiscal 2019.  The discount rate at May 31, 2021, 2020 and 2019 was 1.10%, 1.65%, and 1.40%, respectively.  Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.

Note N – Income Taxes

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

Earnings before income taxes for the three fiscal years ended May 31 included the following components:

(in thousands)	2021	2020	2019
U.S. based operations	$897,601	$99,493	$173,200
Non – U.S. based operations	20,116	11,293	33,256
Earnings before income taxes	917,717	110,786	206,456
Less: Net earnings attributable to noncontrolling interests*	17,655	5,648	9,818
Earnings before income taxes attributable to controlling interest	$900,062	$105,138	$196,638

*	Net earnings attributable to noncontrolling interests are not taxable to Worthington.

Significant components of income tax expense (benefit) for the fiscal years ended May 31 were as follows:

(in thousands)	2021	2020	2019
Current
Federal	$160,903	$20,739	$15,454
State and local	6,018	1,713	2,309
Foreign	4,524	5,199	7,985
	171,445	27,651	25,748
Deferred
Federal	6,668	(2,350)	18,195
State and local	(391)	732	1,621
Foreign	(1,455)	309	(2,381)
	4,822	(1,309)	17,435
	$176,267	$26,342	$43,183

A reconciliation of the federal statutory corporate income tax rate to total tax provision follows:

	2021	2020	2019
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	0.8	2.4	2.1
Non-U.S. income taxes at other than federal statutory rate	(0.3)	3.1	0.2
Excess benefit related to share-based payment awards	(0.5)	(1.2)	(1.4)
Nondeductible executive compensation	0.6	1.1	0.6
Oil & Gas capital stock loss	(1.5)	-	-
Other	(0.5)	(1.3)	(0.5)
Effective tax rate attributable to controlling interest	19.6%	25.1%	22.0%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 19.2%, 23.8% and 20.9% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in WSP, Spartan and TWB’s U.S. operations do not generate tax expense to Worthington since the investors in WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits was $3,836,000, $1,718,000, and $1,621,000 as of May 31, 2021, 2020 and 2019, respectively.  As of May 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate attributable to controlling interest was $3,030,000.  Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes.  Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings.  As of May 31, 2021, 2020 and 2019, we had accrued liabilities of $12,000, $68,000 and $287,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2020	$1,718
Decreases - tax positions taken in prior years	(1,445)
Increases - current tax positions	3,730
Lapse of statutes of limitations	(167)
Balance at May 31, 2021	$3,836

Approximately $53,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal –2018 and forward

U.S. State and Local –2017 and forward

Austria – 2016 and forward

Canada –2018 and forward

Mexico – 2015 and forward

Portugal – 2017 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2021	2020
Deferred tax assets
Accounts receivable	$1,244	$1,246
Inventories	4,946	5,554
Accrued expenses	24,714	21,214
Net operating loss carry forwards	9,907	11,732
Stock-based compensation	6,076	6,931
Derivative contracts	-	1,920
Operating lease - ROU liability	7,642	7,294
Other	2,309	3,549
Total deferred tax assets	56,838	59,440
Valuation allowance for deferred tax assets	(9,124)	(11,178)
Net deferred tax assets	47,714	48,262
Deferred tax liabilities
Property, plant and equipment	(111,789)	(95,553)
Investment in affiliated companies, principally due to undistributed earnings	(24,034)	(15,884)
Operating lease - ROU asset	(7,102)	(6,241)
Derivative contracts	(15,343)	-
Other	(3,197)	(2,526)
Total deferred tax liability	(161,465)	(120,204)
Net deferred tax liability	$(113,751)	$(71,942)

At May 31, 2021, we had tax benefits for federal net operating loss carry forwards of $1,640,000 with no expiration date, and tax benefits for state net operating loss carry forwards of $8,125,000 that expire from fiscal 2022 to the fiscal year ending May 31, 2041.

The valuation allowance for deferred tax assets of $9,124,000 at May 31, 2021 is associated primarily with the state net operating loss carry forwards and relates to our former facility in Decatur, Alabama and our former oil & gas equipment business.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note O – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(in thousands, except per share amounts)	2021	2020	2019
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$723,795	$78,796	$153,455
Denominator:
Denominator for basic earnings per share attributable to controlling
interest - weighted average common shares	52,701	54,958	57,196
Effect of dilutive securities	1,216	1,025	1,627
Denominator for diluted earnings per share attributable to controlling
interest - adjusted weighted average common shares	53,917	55,983	58,823
Basic earnings per share attributable to controlling interest	$13.73	$1.43	$2.68
Diluted earnings per share attributable to controlling interest	$13.42	$1.41	$2.61

There were no anti-dilutive securities for fiscal 2021. Stock options covering 398,498, and 313,144 common shares for fiscal 2020 and fiscal 2019, respectively, have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive for those periods.

Note P – Segment Data

Our operations are managed principally on a products and services basis and during fiscal 2021, fiscal 2020 and fiscal 2019, included two reportable business segments: Steel Processing and Pressure Cylinders, each of which is comprised of a similar group of products and services.  Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.  A discussion of each of our reportable business segments is included below.  See “Note W – Subsequent Events” for information related to the Company’s change in reportable business segments for Pressure Cylinders, effective at the start of fiscal 2022.

Steel Processing: The Steel Processing reportable segment consists of the Worthington Steel business unit and four consolidated joint ventures: Samuel, Spartan, TWB and WSP.  Spartan operates a cold-rolled, hot-dipped coating line and TWB operates a laser welded blanking business.  WSP serves primarily as a toll processor for United States Steel Corporation and others.  WSP’s services include slitting, blanking, cutting-to-length, laser blanking, tension leveling and warehousing.  Samuel operates steel pickling facilities in Ohio.  Worthington Steel is an intermediate processor of flat-rolled steel.  This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot-dipped galvanizing, hydrogen annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including acrylic and paint coating. Worthington Steel sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment markets. Worthington Steel also toll processes steel for steel mills, large end-users, service centers and other processors.  Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product.  The percentage of our consolidated net sales generated by the Steel Processing reportable segment was approximately 65%, 61% and 65%, in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Pressure Cylinders: Through May 31, 2021, the Pressure Cylinders reportable segment consisted of the Worthington Cylinders business unit.  The percentage of consolidated net sales generated by the Pressure Cylinders reportable segment was approximately 35%, 37% and 32% in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

The Pressure Cylinders reportable segment manufactures and sells filled and unfilled pressure cylinders, tanks, hand torches, well water and expansion tanks, and oil & gas equipment along with various accessories and related products for diversified end-use market applications.  The following is a description of these markets:

•

Industrial Products: This market sector includes high pressure and acetylene cylinders for industrial gases, refrigerant and certain propane gas (LPG) cylinders, alternative fuel cylinders, and other specialty products. Cylinders in this market sector are generally sold to gas producers, cylinder exchangers and industrial distributors. Industrial gas cylinders hold fuel for uses such as cutting, brazing and soldering, semiconductor production, and beverage delivery. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential and automotive air conditioning and refrigeration systems.  LPG cylinders hold fuel for barbeque grills, recreational vehicle equipment, residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Alternative fuel cylinders includes composite and steel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks. Specialty products include a variety of fire suppression, life support and chemical tanks.

•

Consumer Products: This market sector includes propane-filled cylinders for torches, camping stoves and other applications, hand-held torches, Balloon Time® helium-filled balloon kits, plumbing tools, well water tanks and expansion tanks, and specialized hand tools and instruments. These products are sold primarily to mass merchandisers, retailers and distributors.

•

Oil & Gas Equipment:  This market sector included steel storage tanks, separation equipment, processing equipment and other products primarily used in the oil and gas markets prior to the divestiture of the business on January 29, 2021.

Other: Effective November 1, 2019, the Company deconsolidated substantially all of the net assets of the Engineered Cabs business, which had historically been treated as a separate reporting segment.  The deconsolidated net assets included the two primary manufacturing facilities of the Company’s Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota.  The remaining non-core assets of the Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained. The retained Engineered Cabs assets, which have since been closed, no longer qualify as a separate operating or reportable segment.  Accordingly, the activity related to our former Engineered Cabs operating segment has been reported in the “Other” category.  Segment information reported in previous periods has been restated to conform to this new presentation.

Certain income and expense items not allocated to our operating segments are included in Other, including product liability and healthcare reserves.

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.”  We evaluate operating segment performance based on operating income. Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the fiscal years ended, May 31:

(in thousands)	2021	2020	2019
Net sales
Steel Processing	$2,059,397	$1,859,670	$2,435,818
Pressure Cylinders	1,110,973	1,148,424	1,207,798
Other	1,059	51,025	115,940
Total net sales	$3,171,429	$3,059,119	$3,759,556

Operating income (loss)
Steel Processing	$208,648	$40,564	$89,761
Pressure Cylinders	9,276	38,903	69,872
Other	(1,499)	(54,968)	(15,553)
Segment operating income	216,425	24,499	144,080
Unallocated corporate and other	1,672	(2,010)	684
Incremental expenses related to Nikola gains	(50,624)	-	-
Total operating income	$167,473	$22,489	$144,764

Depreciation and amortization
Steel Processing	$40,870	$40,819	$40,374
Pressure Cylinders	38,885	42,565	42,403
Other	7,899	9,294	12,825
Total depreciation and amortization	$87,654	$92,678	$95,602

Impairment of goodwill and long-lived assets
Steel Processing	$-	$1,839	$3,269
Pressure Cylinders	13,739	37,153	4,548
Other	-	43,698	-
Total impairment of goodwill and long-lived assets	$13,739	$82,690	$7,817

Restructuring and other expense (income), net
Steel Processing	$1,883	$3,501	$(9)
Pressure Cylinders	54,155	5,282	(11,009)
Other	59	1,265	-
Total restructuring and other expense (income), net	$56,097	$10,048	$(11,018)

Total assets
Steel Processing	$1,267,559	$821,657	$924,966
Pressure Cylinders	1,156,092	1,104,603	1,123,115
Other (1)	949,594	405,255	462,715
Total assets	$3,373,245	$2,331,515	$2,510,796

Capital expenditures
Steel Processing	$28,306	$40,588	$39,114
Pressure Cylinders	45,520	41,484	37,558
Other	8,352	13,431	7,827
Total capital expenditures	$82,178	$95,503	$84,499

(1)

The increase in assets for Other primarily relates to cash proceeds the Company received from the sale of its shares of Nikola common stock. For additional information, refer to “Note C – Investment in Nikola.”

The following table presents net sales by geographic region for the fiscal years ended May 31:

(in thousands)	2021	2020	2019
North America	$2,956,962	$2,912,777	$3,559,650
International	214,467	146,342	199,906
Total	$3,171,429	$3,059,119	$3,759,556

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2021	2020
North America	$442,348	$503,393
International	72,669	69,251
Total	$515,017	$572,644

Note Q – Acquisitions

PTEC Pressure Technology GmbH (“PTEC”) (fiscal 2021)

On January 4, 2021, we acquired PTEC, a leading independent designer and manufacturer of valves and components for high pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems.  The PTEC business is being operated as part of the industrial products business within our Pressure Cylinders segment.  The total purchase price was $10,784,000.  In connection with this acquisition, the Company recognized total intangible assets of $9,247,000, including goodwill of $3,785,000.  The remaining purchase price was primarily allocated to personal property and working capital.

General Tools & Instruments Company LLC (“GTI”) (fiscal 2021)

On January 29, 2021, we acquired GTI, a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools, in a stock deal for cash consideration of $120,388,000, after adjustment for final working capital.  The GTI business is being operated as part of the consumer products business within our Pressure Cylinders segment and GTI’s operating results have been included in the Company’s consolidated statements of earnings since the date of acquisition.  The Company incurred total acquisition related expenses of $660,000 in fiscal 2021 related to the transaction.

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

The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill.  GTI had a goodwill tax basis of $11,052,000 resulting from its previous acquisitions that will be deductible by the Company for income tax purposes.

The following table summarizes the consideration transferred and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Revised
(in thousands)	Valuation	Adjustments (1)	Valuation
Cash	$1,633	$-	$1,633
Accounts receivable	16,440	(998)	15,442
Inventories	19,795	(16)	19,779
Prepaid expenses	924	(173)	751
Other current assets	97	(97)	-
Intangible assets	68,400	-	68,400
Property, plant, and equipment	956	-	956
Operating lease assets	5,502	-	5,502
Other assets	30	-	30
Total identifiable assets	113,777	(1,284)	112,493
Accounts payable	(2,594)	40	(2,554)
Accrued liabilities	(6,006)	133	(5,873)
Current operating lease liabilities	(657)	-	(657)
Other current liabilities	(923)	758	(165)
Noncurrent operating lease liabilities	(4,845)	-	(4,845)
Deferred tax liabilities	(11,635)	286	(11,349)
Other long-term liabilities	(239)	9	(230)
Net identifiable assets	86,878	(58)	86,820
Goodwill	33,714	(146)	33,568
Purchase price	$120,592	$(204)	$120,388

(1) Includes adjustments for final working capital and closing tax balances

Operating results of GTI have been included in our consolidated statements of earnings from the acquisition date forward.  Proforma results, including the acquired business since the beginning of fiscal 2019, would not be materially different than the reported results.  Net sales and net earnings since the completion of the acquisition were immaterial.

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

Worthington Samuel Coil Processing LLC (fiscal 2020)

On December 31, 2019, the Company contributed the then recently acquired operating net assets of Heidtman’s Cleveland facility to the Samuel joint venture, in exchange for an incremental 31.75% interest in the joint venture, increasing the Company’s ownership to a 63% controlling interest.  The Heidtman assets were contributed at their net book value of $30,061,000, of which $11,123,000 has been attributed to the noncontrolling interest.  The transaction was accounted for as a step acquisition, which required the re-measurement of our previously held 31.25% ownership interest in the joint venture to fair value resulting a non-cash, net pre-tax gain of $6,055,000 within miscellaneous income, net in our consolidated statement of earnings for the third quarter of fiscal 2020.  The acquired net assets became part of our Steel Processing operating segment upon closing.  In connection with the acquisition, the name of the joint venture was changed to Worthington Samuel Coil Processing LLC.

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

The acquisition price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The acquisition price also included strategic and synergistic benefits (investment value) specific to us, which resulted in an acquisition price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the consideration transferred for our 63% controlling interest in Samuel and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Consideration Transferred:
Assets contributed (37% of Heidtman net assets)	$11,122
Capital contribution	315
Fair value of previously held equity interest in Samuel	10,948
Total consideration	$22,385

Final Fair Value of Assets Acquired and Liabilities Assumed:
Cash	$694
Accounts receivable	1,778
Inventories	108
Prepaid expenses	1,012
Intangible assets	10,100
Property, plant and equipment	19,459
Total identifiable assets	33,151
Accounts payable	(766)
Accrued liabilities	(1,148)
Net identifiable assets	31,237
Goodwill	4,295
Net assets	35,532
Noncontrolling interest	(13,147)
Total consideration	$22,385

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

Note R – Derivative Financial Instruments and Hedging Activities

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

Refer to "Note S – Fair Value Measurements" for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective line in which they were recorded in the consolidated balance sheet at May 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$53,125	Accounts payable	$-
	Other assets	23	Other liabilities	111
Totals		$53,148		$111
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$24,621	Accounts payable	$14,554
	Other assets	379	Other liabilities	-
		25,000		14,554
Foreign currency exchange contracts	Receivables	-	Accounts payable	532
Totals		$25,000		$15,086
Total derivative financial instruments		$78,148		$15,197

The amounts in the table above reflect the fair value of the Company’s derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $16,594,000 increase in receivables with a corresponding increase in accounts payable.

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

The amounts in the table above reflect the fair value of the Company’s derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $1,780,000 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at May 31, 2021:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$181,488	June 2021 - December 2022

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2021 and fiscal 2020:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
(in thousands)	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2021:
Interest rate contracts	$-	Interest expense	$(1,711)
Commodity contracts	93,417	Cost of goods sold	11,692
Totals	$93,417		$9,981

For the fiscal year ended May 31, 2020:
Interest rate contracts	$(326)	Interest expense	$391
Commodity contracts	(9,171)	Cost of goods sold	(12,208)
Foreign currency exchange contracts	-	Miscellaneous income, net	(19)
Totals	$(9,497)		$(11,836)

The estimated net amount of the gains recognized in AOCI at May 31, 2021 expected to be reclassified into net earnings within the succeeding twelve months is $58,732,000 (net of tax of $18,169,000 ).  This amount was computed using the fair value of the cash flow hedges at May 31, 2021 and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2022.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2021:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$95,933	June 2021 - March 2022
Foreign currency exchange contracts	6,119	June 2021 - February 2023

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2021 and fiscal 2020:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$47,546	$(8,555)
Foreign currency exchange contracts	Miscellaneous income, net	(765)	(9)
Total		$46,781	$(8,564)

Note S – Fair Value Measurements

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2021, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$78,148	$-	$78,148
Total assets	$-	$78,148	$-	$78,148

Liabilities
Derivative financial instruments (1)	$-	$15,197	$-	$15,197
Total liabilities	$-	$15,197	$-	$15,197

At May 31, 2020, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$181	$-	$181
Total assets	$-	$181	$-	$181

Liabilities
Derivative financial instruments (1)	$-	$8,777	$-	$8,777
Total liabilities	$-	$8,777	$-	$8,777

(1)

The fair value of our derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities.  Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows.  Refer to “Note R – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At May 31, 2021, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$400	$-	$400
Total assets	$-	$400	$-	$400

(1)

Comprised of our alternative fuel cylinders assets at the Jefferson, Ohio facility with an estimated fair market value of $400,000. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

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

(1)

On November 1, 2019, we contributed substantially all of the net assets of our former Engineered Cabs business to a newly-formed Cabs joint venture, in exchange for a 20% noncontrolling ownership interest.  In accordance with the applicable accounting guidance, our noncontrolling ownership interest in the Cabs joint venture was recorded at its acquisition date fair value of $13,623,000.

During the first quarter of fiscal 2020, we determined our 10% minority ownership interest in our Nisshin joint venture was fully impaired based on the estimated recoverability of the related assets.

(2)

During the third quarter of fiscal 2020, the Company’s consolidated joint venture, WSP committed to a plan to sell its Canton, Michigan facility and some of the production equipment at that facility.  In accordance with the applicable accounting guidance, certain production equipment was recorded at the lower of net book value or fair market value less costs to sell.  The book value of the WSP production equipment exceeded the estimated fair market value of $700,000, resulting in an impairment charge of $1,274,000.

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas equipment operations in Wooster, Ohio, fixed assets consisting of land and a building were written down to their estimated fair market value of $3,384,000.

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

During the third quarter of fiscal 2020, in connection with the closure of the oil & gas equipment operations in Wooster, Ohio, customer list intangible assets were determined to be fully impaired and written off.  In addition, the remaining fixed assets at Wooster, Ohio were written down to their estimated fair market value of $6,211,000.

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

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables. Income taxes receivable, other assets, deferred income taxes accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued expenses, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $792,632,000 and $740,678,000 at May 31, 2021 and 2020, respectively. The carrying amount of long-term debt, including current maturities, was $710,489,000 and $699,665,000 at May 31, 2021 and 2020, respectively.

Note T – Leases

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

During the second quarter of fiscal 2020, we entered into a non-cancellable financing lease agreement for land and a building which was paid as part of the cash consideration in connection with the acquisition of certain operating assets of Heidtman.  Refer to “Note Q – Acquisitions” for additional information.  In the consolidated balance sheets, the financing lease ROU assets are recorded in other assets and the current and long-term portion of the financing lease ROU liabilities are recorded in other accrued items and other liabilities, respectively.

The components of lease expense for the twelve month periods ending May 31, 2021 and May 31, 2020, were as follows:

	2021	2020
(in thousands)
Operating lease expense	$10,123	$12,454
Financing lease expense:
Amortization of leased assets	648	451
Interest on lease liabilities	145	61
Total financing lease expense	793	512
Short-term lease expense	578	599
Variable lease expense	2,398	2,580
Total lease expense	$13,892	$16,145

During the first quarter of fiscal 2020, ROU assets within the Engineered Cabs operating segment with a book value of $4,843,000 were deemed to be fully impaired and written off.  Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

During the fourth quarter of fiscal 2020, ROU assets related to the TWB Hermosillo facility with a book value of $565,000 were deemed to be fully impaired and written off.  Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

Other information related to the Company’s leases, as of and for the twelve-month periods ended May 31, 2021 and May 31, 2020, is provided below:

	2021		2020
(dollars in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$16,506	$145	$11,531	$61
Financing cash flows	$-	$392	$-	$361
ROU assets obtained in exchange for lease liabilities	$20,421	$-	$4,954	$15,217
Weighted-average remaining lease term (in years)	5.83	33.03	5.24	31.38
Weighted-average discount rate	2.61%	3.71%	2.89%	3.68%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2021, were as follows:

(in thousands)	Operating Leases	Financing Leases
2022	$10,954	$773
2023	8,448	545
2024	5,805	166
2025	4,571	171
2026	3,821	176
Thereafter	7,415	5,473
Total	41,014	7,304
Less: imputed interest	(3,693)	(3,124)
Present value of lease liabilities	$37,321	$4,180

Note U – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices.  Net sales to affiliated companies for fiscal 2021, fiscal 2020 and fiscal 2019 totaled $41,426,000, $33,826,000, and $53,125,000, respectively.  Purchases from affiliated companies for fiscal 2021, fiscal 2020 and fiscal 2019 totaled $5,000,000, $2,461,000, and $2,906,000, respectively. Accounts receivable from affiliated companies were $3,891,000 and $8,688,000 at May 31, 2021 and 2020, respectively.  Accounts payable to affiliated companies were $9,000 and $4,736,000 at May 31, 2021 and 2020, respectively.

Note V – Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly consolidated results of operations for fiscal 2021 and fiscal 2020:

(in thousands, except per share)	Three Months Ended
Fiscal 2021	August 31	November 30	February 28	May 31
Net sales	$702,909	$731,092	$759,109	$978,319
Gross margin	113,358	135,474	164,098	226,148
Impairment of long-lived assets (1)	9,924	3,815	-	-
Net earnings (loss)	618,738	(68,512)	72,683	118,542
Net earnings (loss) attributable to controlling interest	616,675	(74,044)	67,609	113,555
Basic earnings (loss) per share - controlling interest	$11.41	$(1.40)	$1.30	$2.20
Diluted earnings (loss) per share - controlling interest	$11.22	$(1.40)	$1.27	$2.15

Fiscal 2020	August 31	November 30	February 29	May 31
Net sales	$855,859	$827,637	$763,996	$611,627
Gross margin	117,291	120,611	115,545	89,890
Impairment of goodwill and long-lived assets (1)	40,601	-	34,627	7,462
Net earnings (loss)	(2,455)	56,922	18,888	11,089
Net earnings (loss) attributable to controlling interest	(4,776)	52,086	15,311	16,175
Basic earnings (loss) per share - controlling interest	$(0.09)	$0.95	$0.28	$0.30
Diluted earnings (loss) per share - controlling interest	$(0.09)	$0.93	$0.27	$0.29

(1)	For additional information regarding the Company’s impairment activity, refer to “Note E – Goodwill and Other Long-Lived Assets.”

The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

Note W – Subsequent Events

On June 8, 2021, the Company acquired certain assets of the Shiloh Industries U.S. BlankLight® business, a provider of laser welded solutions, for approximately $105,000,000, subject to closing adjustments. The acquisition includes three facilities that will expand the capacity and capabilities of TWB’s laser welded products business and an additional blanking facility that will support the Company’s core steel processing operations

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan., facility for approximately $20,000,000. The Company recognized a gain of approximately $12,000,000 in the first quarter of fiscal 2022 related to the divestiture. WSP continues to operate locations in Jackson and Taylor, Michigan.

On June 10, 2021, the Company announced that its Pressure Cylinders segment was being divided into three new reportable segments: Consumer Products, Building Products and Sustainable Energy Solutions, effective at the start of fiscal year 2022. The three new reportable segments are in addition to the Company’s Steel Processing segment.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance	Balance at End of Period
Fiscal 2021:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,521,000	$(254,000)	$(659,000)	$608,000
Fiscal 2020:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,150,000	$580,000	$(209,000)	$1,521,000
Fiscal, 2019:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$632,000	$659,000	$(141,000)	$1,150,000

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended May 31, 2021).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2021) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2021, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of the consolidated operations of the Company except for those of General Tools & Instruments Company LLC and PTEC Pressure Technology GmbH.  The total assets and net sales of the acquired businesses represented $149,494,000 and $24,305,000 of the consolidated total assets and the consolidated net sales of the Company, respectively, as of and for the Company’s fiscal year ended May 31, 2021.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2021.  The results of management’s assessment were reviewed with the Audit Committee of the Worthington Industries, Inc. Board of Directors.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Worthington Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated July 30, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired General Tools & Instruments Company LLC and PTEC Pressure Technology GmbH during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021, General Tools & Instruments Company LLC and PTEC Pressure Technology GmbH’s internal control over financial reporting associated with total assets of $149,494,000 and total net sales of $24,305,000 included in the consolidated financial statements of the Company as of and for the year ended May 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of General Tools & Instruments Company LLC and PTEC Pressure Technology GmbH.

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
July 30, 2021

Item 9B. – Other Information

There is nothing to be reported under this Item 9B.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

There is nothing to be reported under this Item 9C.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries, Inc. (“Worthington Industries” or the “Registrant”) and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 29, 2021 (the “2021 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1:  Election of Directors” in Worthington Industries’ definitive Proxy Statement relating to the 2021 Annual Meeting (“Worthington Industries’ Definitive 2021 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Worthington Industries’ fiscal 2021 (the fiscal year ended May 31, 2021).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports” in Worthington Industries’ Definitive 2021 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to Worthington Industries’ Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “Committees of the Board – Nominating and Governance Committee” and “Corporate Governance – Nominating Procedures” in Worthington Industries’ Definitive 2021 Proxy Statement.  These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2020 Annual Meeting of Shareholders held on September 23, 2020.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2021 Proxy Statement.

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

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual, the Board of Directors of Worthington Industries has adopted a Code of Conduct covering the directors, officers and employees of Worthington Industries and its subsidiaries, including Worthington Industries’ President and Chief Executive Officer (the principal executive officer), Worthington Industries’ Vice President and Chief Financial Officer (the principal financial officer) and Worthington Industries’ Controller (the principal accounting officer).  The Registrant will disclose the following events, if they occur, in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Worthington Industries’ Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K.  In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Industries in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of Worthington Industries’ Internet web site located at https://www.worthingtonindustries.com.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” “Fiscal 2021 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2021 Year-End.” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Annual Cash Incentive Bonus Awards Granted to NEOs for Fiscal 2022,” “Long-Term Performance Awards, Option Awards, and Restricted Common Share Awards Granted to NEOs in Fiscal 2022,” “CEO Pay Ratio,” “Compensation of Directors” and “ Director Compensation for Fiscal 2021,” in Worthington Industries’ Definitive 2021 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in Worthington Industries’ Definitive 2021 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Executive Compensation — Compensation Committee Report” in Worthington Industries’ Definitive 2021 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in Worthington Industries’ Definitive 2021 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in Worthington Industries’ Definitive 2021 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and from the disclosure to be included under the caption “Transactions With Certain Related Persons” in Worthington Industries’ Definitive 2021 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Corporate Governance – Director Independence” and “Transactions With Certain Related Persons” in Worthington Industries’ Definitive 2021 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Audit Committee Matters – Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Worthington Industries’ Definitive 2021 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2021 and 2020

Consolidated Statements of Earnings for the fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Equity for the fiscal years ended May 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2021, 2020 and 2019

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

4.3

First Supplemental Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee [Note: The First Supplemental Indenture relates to the 6.50% Notes Due April 15, 2020 that were redeemed in full on August 30, 2019.]

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
4.12

Amendment No. 2 to Note Agreement, dated August 23, 2019, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.13

Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No., 1-8399)

4.14

Form of 1.56% Series A Senior Note due August 23, 2021 issued on August 23, 2019 by Worthington Industries International S.à r.l. (included as Exhibit A-1 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.2 (and included as Exhibit A-1 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.15

Form of 1.90% Series B Senior Note due August 23, 2034 issued on August 23, 2019 by Worthington Cylinders GmbH (included as Exhibit A-2 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.3 (and included as Exhibit A-2 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.15	Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment effective as of September 26, 2013)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.16	Third Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.17	Fourth Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long Term Incentive Plan (Fourth Amendment effective September 25, 2019) *	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

10.18	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto)*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.26	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.28	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)
10.29	Third Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (effective September 23, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2020 and filed with the SEC on the same day (SEC File No.1-8399)
10.30	Worthington Industries, Inc. 2010 Stock Option Plan (as amended by First Amendment, Second Amendment and Third Amendment thereto) *	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 28, 2020 and filed with the SEC on the same day (SEC File No. 1-8399)

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

10.35

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
10.36

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

10.37

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

10.38

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

10.39

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

10.40

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
10.41

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

10.42

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

10.43

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

10.44

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
10.46

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

10.47

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

10.48

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

10.49

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

10.50

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
10.51

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

10.52

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

10.53

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

10.54

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

10.55

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

Exhibit	Description of Exhibit	Location
10.56

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
10.64

Amendment No. 7, dated as of January 16, 2015, to Purchase and Sale Agreement, dated as of November 30, 2000, among the various originators listed therein, Advanced Component Technologies, Inc., Worthington Cylinders Mississippi, LLC, The Worthington Steel Company (North Carolina), Worthington Steel of Kentucky, L.L.C. and Worthington Receivables Corporation [NOTE: The Purchase and Sale Agreement was terminated by the parties thereto on July 22, 2020.]

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

10.67

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

10.68

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

10.69	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.70	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

10.78	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.79	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (SEC File No. 1-8399)
10.80	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2022 for Named Executive Officers *	Filed herewith
10.81	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (SEC File No. 1-8399)

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

Exhibit	Description of Exhibit	Location
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

10.85 10.86 10.87 10.88

Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc. *

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Geoffrey G. Gilmore in order to evidence the grant, effective as of June 25, 2020, of 25,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Jeff Klingler in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Eric M. Smolenski in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

Exhibit	Description of Exhibit	Location
32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Date File	The cover page from this Annual Report on Form 10-K for the fiscal year ended May 31, 2020, formatted in Inline XBRL is included within the Exhibit 101 attachments

*	Indicates management contract or compensatory plan or arrangement.
#

Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2021 of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at May 31, 2021 and 2020;
(ii)	Consolidated Statements of Earnings for the fiscal years ended May 31, 2021, 2020 and 2019;
(iii)	Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2021, 2020 and 2019;
(iv)	Consolidated Statements of Equity for the fiscal years ended May 31, 2021, 2020 and 2019;
(v)	Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2021, 2020 and 2019; and
(vi)	Notes to Consolidated Financial Statements – fiscal years ended May 31, 2021, 2020 and 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 30, 2021	By:	/s/ B. Andrew Rose
B. Andrew Rose,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ B. Andrew Rose	July 30, 2021	President and Chief Executive Officer
B. Andrew Rose		(Principal Executive Officer)

/s/ Joseph B. Hayek	July 30, 2021	Vice President and Chief Financial Officer
Joseph B. Hayek		(Principal Financial Officer)

/s/ Richard G. Welch	July 30, 2021	Controller
Richard G. Welch		(Principal Accounting Officer)

*	*	Executive Chairman and a Director
John P. McConnell *	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*

The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ B. Andrew Rose	Date: July 30, 2021
B. Andrew Rose
Attorney-In-Fact