Form 10-K/A
period 2021-05-31
WORTHINGTON INDUSTRIES INC
filed 2021-10-12
CIK 108516

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☑

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

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on September 29, 2021, are incorporated by reference into Part III of this Report to the extent provided therein.

EXPLANATORY NOTE

Worthington Industries, Inc. (“Worthington Industries”) hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2021 (the “Form 10-K”), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).

This Form 10-K/A is being filed solely to modify hyperlinks within the Index to Exhibits to include the “Consent of Independent Registered Public Accounting Firm” as Exhibit 23.1 and the “Consent of Independent Auditors” as Exhibit 23.2.  The inclusion of the “Consent of Independent Registered Public Accounting Firm” does not affect the report of KPMG LLP dated July 30, 2021, with respect to the consolidated financial statements and financial statement schedule II of Worthington Industries and the effectiveness of internal control over financial reporting included in the Form 10-K.  The inclusion of the “Consent of Independent Auditors” as Exhibit 23.2 does not affect the report of KPMG LLP dated February 16, 2021, with respect to the consolidated financial statements of Worthington Armstrong Venture and its subsidiaries.

This Form 10-K/A also includes currently-dated certifications by Worthington Industries’ Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, in addition to the Exhibit 23.1 and the Exhibit 23.2 referred to above.  Accordingly, Part IV, Item 15 of the Form 10-K is amended to reflect the filing of these exhibits.

No other changes are being made to the Form 10-K by means of this Form 10-K/A.  This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or update in any way disclosures made in the Form 10-K other than as described above.  This Form 10-K/A should be read in conjunction with Worthington Industries’ filings with the SEC subsequent to the filing of the Form 10-K.

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

4.16	Guaranty Agreement, dated as of August 23, 2019, from Worthington Industries, Inc. in favor of the Holders (as defined in the Guaranty Agreement)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.17	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Previously filed as Exhibit 4.17 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

4.18	Description of Capital Stock of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.1	Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.2	Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.3	Second Amendment to the Worthington Industries, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.4	Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.5	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.6	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.7	Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000*	Incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (SEC File No. 1-8399)

10.8	Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.9	Second Amendment to the Worthington Industries, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.10	Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

10.11	First Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011)*	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (SEC File No. 1-8399)

10.12	Second Amendment to the Worthington Industries, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014)*	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.13	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008)*	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
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

10.69	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Previously filed as Exhibit 10.69 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

10.70	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

10.78	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.79	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (SEC File No. 1-8399)
10.80	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2022 for Named Executive Officers *	Previously filed as Exhibit 10.80 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)
10.81	Retirement and Non-Competition Agreement – Mark A. Russell, made and entered between Mark A. Russell and Worthington Industries, Inc. (executed on August 27, 2018)*	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (SEC File No. 1-8399)

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

10.86

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

10.87

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

10.88

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

21	Subsidiaries of Worthington Industries, Inc.	Previously filed as Exhibit 21 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Previously filed as Exhibit 24 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed as Exhibit 32.1 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed as Exhibit 32.2 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	Previously filed as Exhibit 99.1 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

104	Cover Page Interactive Date File	Embedded within the Inline XBRL document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 12, 2021	By:	/s/ B. Andrew Rose
B. Andrew Rose,
President and Chief Executive Officer