Form 10-Q
period 2021-08-31
WORTHINGTON INDUSTRIES INC
filed 2021-10-12
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On September 30, 2021, the number of Common Shares, without par value, issued and outstanding was 50,545,169.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to the COVID-19 pandemic – the duration, extent and severity of which is impossible to predict, including the possibility of future resurgence in the spread of COVID-19 or variants thereof – and the availability and effectiveness of vaccines, and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith; the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from COVID-19, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;

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
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts, terrorist activities or other causes;

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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$399,246	$640,311
Receivables, less allowances of $466 and $608 at August 31, 2021
and May 31, 2021, respectively	718,368	639,964
Inventories:
Raw materials	327,463	266,208
Work in process	290,789	183,413
Finished products	124,156	115,133
Total inventories	742,408	564,754
Income taxes receivable	-	1,958
Assets held for sale	39,744	51,956
Prepaid expenses and other current assets	70,544	69,049
Total current assets	1,970,310	1,967,992
Investments in unconsolidated affiliates	259,132	233,126
Operating lease assets	93,616	35,101
Goodwill	375,196	351,056
Other intangible assets, net of accumulated amortization of $83,562 and
$80,513 at August 31, 2021 and May 31, 2021, respectively	270,223	240,387
Other assets	31,010	30,566
Property, plant and equipment:
Land	21,566	21,744
Buildings and improvements	270,723	271,196
Machinery and equipment	1,087,757	1,046,065
Construction in progress	59,962	53,903
Total property, plant and equipment	1,440,008	1,392,908
Less: accumulated depreciation	891,740	877,891
Total property, plant and equipment, net	548,268	515,017
Total assets	$3,547,755	$3,373,245

Liabilities and equity
Current liabilities:
Accounts payable	$653,377	$567,392
Accrued compensation, contributions to employee benefit plans and
related taxes	91,521	137,698
Dividends payable	16,273	16,536
Other accrued items	51,710	52,250
Current operating lease liabilities	11,608	9,947
Income taxes payable	39,477	3,620
Current maturities of long-term debt	291	458
Total current liabilities	864,257	787,901
Other liabilities	78,008	82,824
Distributions in excess of investment in unconsolidated affiliate	92,917	99,669
Long-term debt	706,130	710,031
Noncurrent operating lease liabilities	83,827	27,374
Deferred income taxes, net	115,984	113,751
Total liabilities	1,941,123	1,821,550
Shareholders' equity - controlling interest	1,453,343	1,398,193
Noncontrolling interests	153,289	153,502
Total equity	1,606,632	1,551,695
Total liabilities and equity	$3,547,755	$3,373,245

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2021	2020
Net sales	$1,110,818	$702,909
Cost of goods sold	891,444	589,551
Gross margin	219,374	113,358
Selling, general and administrative expense	95,851	82,196
Impairment of long-lived assets	-	9,924
Restructuring and other (income) expense, net	(12,274)	1,848
Incremental expenses related to Nikola gains	-	49,511
Operating income (loss)	135,797	(30,121)
Other income (expense):
Miscellaneous income, net	630	452
Interest expense	(7,718)	(7,590)
Equity in net income of unconsolidated affiliates	52,916	23,634
Gains on investment in Nikola	-	796,141
Earnings before income taxes	181,625	782,516
Income tax expense	40,150	163,778
Net earnings	141,475	618,738
Net earnings attributable to noncontrolling interests	8,984	2,063
Net earnings attributable to controlling interest	$132,491	$616,675

Basic
Weighted average common shares outstanding	50,852	54,070
Earnings per share attributable to controlling interest	$2.61	$11.41

Diluted
Weighted average common shares outstanding	51,865	54,942
Earnings per share attributable to controlling interest	$2.55	$11.22

Common shares outstanding at end of period	50,438	53,362

Cash dividends declared per share	$0.28	$0.25

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2021	2020
Net earnings	$141,475	$618,738
Other comprehensive (loss) income
Foreign currency translation, net of tax	(3,975)	8,308
Pension liability adjustment, net of tax	-	372
Cash flow hedges, net of tax	(299)	2,562
Other comprehensive (loss) income	(4,274)	11,242
Comprehensive income	137,201	629,980
Comprehensive income attributable to noncontrolling interests	8,984	2,063
Comprehensive income attributable to controlling interest	$128,217	$627,917

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2021	2020
Operating activities:
Net earnings	$141,475	$618,738
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	22,064	22,211
Impairment of long-lived assets	-	9,924
Provision for deferred income taxes	1,366	71,031
Bad debt expense	179	94
Equity in net income of unconsolidated affiliates, net of distributions	(33,218)	(6,757)
Net (gain) loss on sale of assets	(12,706)	402
Stock-based compensation	3,303	4,856
Gains on investment in Nikola	-	(796,141)
Charitable contribution of Nikola shares	-	20,653
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(31,868)	(82,194)
Inventories	(163,682)	85,622
Accounts payable	46,668	47,154
Accrued compensation and employee benefits	(46,177)	23,852
Income taxes payable	35,857	83,664
Other operating items, net	(13,073)	14,279
Net cash (used) provided by operating activities	(49,812)	117,388

Investing activities:
Investment in property, plant and equipment	(23,925)	(32,871)
Acquisitions, net of cash acquired	(104,750)	-
Proceeds from sale of assets, net	26,685	-
Proceeds from sale of Nikola shares	-	487,859
Net cash (used) provided by investing activities	(101,990)	454,988

Financing activities:
Principal payments on long-term obligations and debt redemption costs	(392)	(97)
Proceeds from issuance of common shares, net of tax withholdings	(4,091)	(1,150)
Payments to noncontrolling interests	(9,197)	(560)
Repurchase of common shares	(60,885)	(54,320)
Dividends paid	(14,698)	(13,379)
Net cash used by financing activities	(89,263)	(69,506)

(Decrease) increase in cash and cash equivalents	(241,065)	502,870
Cash and cash equivalents at beginning of period	640,311	147,198
Cash and cash equivalents at end of period	$399,246	$650,068

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

The Company owns controlling interests in the following four joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  Investments in unconsolidated affiliates are accounted for using the equity method.  See further discussion of our unconsolidated affiliates in “NOTE D – Investments in Unconsolidated Affiliates”.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022 (“fiscal 2022”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“fiscal 2021”) of Worthington Industries, Inc. (the “2021 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company’s operations are managed principally on a products and services basis.  Segment information is prepared on the same basis that the Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes.  See further discussion in “NOTE O – Segment Operations”.

Recently Adopted Accounting Standards

On June 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE B – Revenue Recognition

The following table summarizes net sales by reportable segment and product class for the periods presented:

	Three Months Ended August 31,
(in thousands)	2021	2020
Steel Processing
Direct	$788,028	$404,808
Toll	34,782	26,212
Total	822,810	431,020

Consumer Products (1)	147,783	133,622
Building Products (1)	114,743	88,103
Sustainable Energy Solutions (1)	25,482	27,857

Other
Oil & Gas Equipment	-	9,897
Engineered Cabs	-	985
Other	-	11,425
Total	-	22,307

Total	$1,110,818	$702,909

(1) The products contained within each of these reportable segments have similar production processes, require substantially the same raw materials, use similar equipment and serve similar purposes. Therefore, we believe the products within each of these segments are appropriately combined for purposes of the disclosure requirements prescribed by ASC 280 and ASC 606.  See NOTE O - Segment Operations for information regarding the reorganization of our pressure cylinders business and the resulting new reportable segments.

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and, on a historical basis, certain contracts within the oil & gas equipment revenue stream, which are recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three Months Ended August 31,
(in thousands)	2021	2020
Steel Processing - toll	$34,782	$26,212
Certain oil & gas equipment contracts	-	7,699
Total over time revenue	$34,782	$33,911

The following table summarizes the unbilled receivables and contract assets(1) at the dates indicated:

		August 31,	May 31,
(in thousands)	Balance Sheet Classification	2021	2021
Unbilled receivables	Receivables	$5,196	$5,317

(1) There were no contract assets at either of the dates indicated above.

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less.  As of August 31, 2021, there were no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  Prior to the Effective Date, the Company held an equity interest in the predecessor company, which was converted to 19,048,020 shares of Nikola common stock.

During the first quarter of fiscal 2021, the Company recognized a $796,141,000 pre-tax gain consisting of $508,511,000 of realized gains from the sale or contribution of 12,000,000 of its Nikola shares, and an unrealized mark-to-market gain of $287,630,000 related to the 7,048,000 Nikola shares the Company continued to own at August 31, 2020.  The Company also recognized in operating income $49,511,000 of incremental expenses related to the Nikola gains, comprised of $28,858,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which the Company operates.

NOTE D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At August 31, 2021, the Company held investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Taxi Workhorse Holdings, LLC (“Cabs”) (20%), and Worthington Armstrong Venture (“WAVE”) (50%).

We received distributions from unconsolidated affiliates totaling $19,697,000 during the three months ended August 31, 2021.  We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in an amount recorded within “other liabilities” on our consolidated balance sheet of $92,917,000 at August 31, 2021.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	August 31,	May 31,
(in thousands)	2021	2021
Cash	$19,289	$11,651
Other current assets	977,260	733,834
Noncurrent assets	381,177	382,585
Total assets	$1,377,726	$1,128,070

Current liabilities	$333,144	$232,626
Short-term borrowings	7,007	1,155
Current maturities of long-term debt	68,485	30,209
Long-term debt	304,512	311,871
Other noncurrent liabilities	104,933	92,209
Equity	559,645	460,000
Total liabilities and equity	$1,377,726	$1,128,070

	Three Months Ended August 31,
(in thousands)	2021	2020
Net sales	$744,995	$405,320
Gross margin	189,674	93,049
Operating income	145,988	57,953
Depreciation and amortization	3,215	7,730
Interest expense	2,461	2,945
Income tax expense	7,896	1,730
Net earnings	138,888	56,573

NOTE E – Goodwill and Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in thousands)	Steel Processing	Consumer Products (1)	Building Products (1)	Sustainable Energy Solutions (1)	Total
Balance at May 31, 2021	$20,218	$240,940	$72,273	$17,625	$351,056
Acquisitions and purchase accounting adjustments	26,669	237	-	-	26,906
Translation adjustments	-		(1,915)	(851)	(2,766)
Balance at August 31, 2021	$46,887	$241,177	$70,358	$16,774	$375,196

(1) In connection with the realignment of the Company's pressure cylinders business, as discussed further in Note O - Segment Operations, the goodwill of our former Pressure Cylinders reporting unit was allocated to the new reporting units on a relative fair value basis.

There was no goodwill associated with the Other segment at August 31, 2021, or May 31, 2021.  We have recognized accumulated goodwill impairment charges within the Other segment totaling $198,290,000 as of August 31, 2021.

Impairment of Long-Lived Assets

Fiscal 2022: None.

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

NOTE F – Restructuring and Other Income, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings for the three months ended August 31, 2021 is summarized below:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2021	Expense	Payments	Adjustments	August 31, 2021
Early retirement and severance	$771	$5	$(201)	$-	$575
Facility exit and other costs	449	-	-	-	449
	$1,220	$5	$(201)	$-	$1,024
Net gain on sale of assets		(12,279)
Restructuring and other income, net		$(12,274)

The net gain on sale of assets during the three months ended August 31, 2021, related primarily to the sale of our WSP joint venture’s facility in Canton, Michigan.

The total liability associated with our restructuring activities as of August 31, 2021 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our former Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of SCI’s composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of August 31, 2021, the Company has a reserve of $4,864,000 for the estimated remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $17,350,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2021.  No amounts were drawn against them at August 31, 2021.  We are also party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease.  The maximum obligation under the terms of this guarantee was approximately $19,217,000 at August 31, 2021.

NOTE I – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On August 20, 2021, the Company amended and restated the Credit Facility, extending the final maturity from February 16, 2023 to August 20, 2026 while keeping in place the $500,000,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate.  The Credit Facility contains customary LIBOR benchmark replacement language.  The applicable margin is determined by our credit rating.  There were no borrowings or letters of credit outstanding under the Credit Facility at August 31, 2021.

NOTE J – Other Comprehensive (Loss) Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31, 2021			August 31, 2020
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(3,617)	(358)	$(3,975)	$7,608	700	$8,308
Pension liability adjustment	-	-	-	488	(116)	372
Cash flow hedges	(199)	(100)	(299)	3,253	(691)	2,562
Other comprehensive (loss) income	$(3,816)	$(458)	$(4,274)	$11,349	$(107)	$11,242

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	132,491	132,491	8,984	141,475
Other comprehensive loss	-	(4,274)	-	(4,274)	-	(4,274)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	6,324	-	-	6,324	-	6,324
Purchases and retirement of common shares	(5,477)	-	(55,408)	(60,885)	-	(60,885)
Cash dividends declared	-	-	(14,504)	(14,504)	-	(14,504)
Dividends to noncontrolling interests	-	-	-	-	(9,197)	(9,197)
Balance at August 31, 2021	$279,635	$41,113	$1,132,595	$1,453,343	$153,289	$1,606,632

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in non-qualified plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interests	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900

The following tables summarize the changes in accumulated other comprehensive income (loss) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income
Balance as of May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(3,617)	-	35,220	31,603
Reclassification adjustments to net earnings (a)	-	-	(35,419)	(35,419)
Income tax effect	(358)	-	(100)	(458)
Balance as of August 31, 2021	$(2,196)	$(15,955)	$59,264	$41,113

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	7,608	488	385	8,481
Reclassification adjustments to net earnings (a)	-	-	2,868	2,868
Income tax effect	700	(116)	(691)	(107)
Balance as of August 31, 2020	$(834)	$(21,514)	$(1,627)	$(23,975)

(a)	The statement of earnings classification of amounts reclassified to net earnings for cash flow hedges is disclosed in “Note Q – Derivative Instruments and Hedging Activities.”

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2021, we granted non-qualified stock options covering a total of 54,500 common shares under our stock-based compensation plans.  The weighted average exercise price of $60.19 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $19.73 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,075,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

Dividend yield	2.10%
Expected volatility	41.62%
Risk-free interest rate	1.11%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of Worthington Industries, Inc.’s common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options.  The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2021, we granted an aggregate of 116,650 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $60.29 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $7,033,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes target, in each case for the three-year periods ending May 31, 2022, 2023 and 2024.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the three months ended August 31, 2021, we granted performance share awards covering an aggregate of 36,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,191,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the target being achieved.

NOTE M – Income Taxes

Income tax expense for the three months ended August 31, 2021 and August 31, 2020 reflected estimated annual effective income tax rates of 23.3% and 21.6%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our Samuel, Spartan, TWB and WSP consolidated joint ventures. The net earnings attributable to the noncontrolling interests in Samuel, Spartan, TWB and WSP’s U.S. operations do not generate tax expense to Worthington since the investors in Samuel, Spartan, TWB and WSP’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2022 could be materially different from the forecasted rate as of August 31, 2021.

NOTE N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended
(in thousands, except per share amounts)	August 31, 2021	August 31, 2020
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$132,491	$616,675
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	50,852	54,070
Effect of dilutive securities	1,013	872
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	51,865	54,942

Basic earnings per share attributable to controlling interest	$2.61	$11.41
Diluted earnings per share attributable to controlling interest	$2.55	$11.22

Stock options covering an aggregate of 40,283 and 488,059 common shares have been excluded from the computation of diluted earnings per share attributable to controlling interest for the three months ended August 31, 2021 and 2020, respectively, because the effect would have been anti-dilutive.

NOTE O – Segment Operations

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Factors used to identify reportable operating segments include the nature of the products and services provided by each business, the management reporting structuring, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around the end markets which it serves, resulting in three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions.  Our Steel Processing operating segment was not impacted by these changes.  A discussion of each of these new reportable segments is included below.

Consumer Products: This reportable segment is comprised of brands that offer market-leading products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™ and Worthington Pro-Grade ™.  This market sector includes propane-filled cylinders for torches, camping stoves and other applications, certain propane gas (LPG) cylinders, hand-held torches, Balloon Time® helium-filled balloon kits, and specialized hand tools and instruments.  These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products: This reportable segment includes refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products. Cylinders are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America).Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets.  Specialty products include a variety of fire suppression and chemical tanks.

Sustainable Energy Solutions: This reportable segment, which is primarily based in Europe, includes on-board fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases.  It includes high pressure and acetylene cylinders for life support cylinders and alternative fuel cylinders used to hold compressed natural gas (CNG) and hydrogen for automobiles, buses, and light-duty trucks.

Other: Divested businesses historically reported within Pressure Cylinders but no longer included in the Company’s management structure are presented within the “Other” category, on a historical basis, through the date of disposal.  For the periods presented, these include the following:  Structural Composites Industries, LLC (until March 2021); Oil & Gas Equipment (until January 2021); Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition as well as certain income and expense items not allocated to our operating segments.

Prior period financial information has been revised to reflect the operating results and financial position of the new reportable operating segments. Historical financial information presented herein reflects this change.

Concurrent with the change in management structure described above, the profit measure that the Company’s CODM uses to assess segment performance and allocate resources was changed from operating income to adjusted earnings before interest and taxes (“EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because they believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations.

For the periods presented, equity income from our unconsolidated joint ventures is included in the measurement of segment profit as shown in the table below.  The related investment balances are included in segment net assets in the same manner.

Unconsolidated Joint Ventures Included in Segment Profit
Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Cabs
		ClarkDietrich		ArtiFlex

The following table presents summarized financial information for our reportable segments for the periods indicated, as well as a reconciliation of adjusted EBIT to the most comparable GAAP measure, which is operating income (loss) for purposes of measuring segment profit.

	Three Months Ended August 31, 2021
	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$822,810	$147,783	$114,743	$25,482	$-	$1,110,818

Operating income (loss)	$113,482	$20,506	$5,834	$(2,352)	$(1,673)	$135,797
Restructuring and other income, net	(12,131)	-	-	(143)	-	(12,274)
Adjusted operating income (loss)	101,351	20,506	5,834	(2,495)	(1,673)	123,523
Miscellaneous income (loss), net	30	49	(73)	(59)	683	630
Equity in net income of unconsolidated affiliates	9,349	-	42,993	-	574	52,916
Less net earnings attributable to noncontrolling interests (1)	3,038	-	-	-	-	3,038
Adjusted earnings (loss) before interest and taxes	$107,692	$20,555	$48,754	$(2,554)	$(416)	$174,031

	Three Months Ended August 31, 2020
	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$431,020	$133,622	$88,103	$27,857	$22,307	$702,909

Operating income (loss)	$13,617	$23,424	$(440)	$(643)	$(66,079)	$(30,121)
Impairment of long-lived assets	-	506	1,423	-	7,995	9,924
Restructuring and other expense, net	1,471	-	-	-	377	1,848
Incremental expenses related to Nikola gains	-	-	-	-	49,511	49,511
Adjusted operating income (loss)	15,088	23,930	983	(643)	(8,196)	31,162
Miscellaneous income (loss), net	(43)	(21)	(161)	82	595	452
Equity in net income of unconsolidated affiliates	1,309	-	22,552	-	(227)	23,634
Less net earnings attributable to noncontrolling interests (1)	2,179	-	-	-	-	2,179
Adjusted earnings (loss) before interest and taxes	$14,175	$23,909	$23,374	$(561)	$(7,828)	$53,069

(1) Excludes the noncontrolling interest portion of impairment and restructuring charges (gains) of $(5,946,000) and $116,000 for the three months ended August 31, 2021 and 2020, respectively

Total assets for each of our reportable segments as of the dates indicated were as follows:

	August 31, 2021	May 31, 2021
Total assets
Steel Processing	$1,762,053	$1,359,598
Consumer Products	550,712	541,028
Building Products	574,077	664,113
Sustainable Energy Solutions	114,788	169,550
Other	546,125	638,956
Total assets	$3,547,755	$3,373,245

NOTE P – Acquisitions

Shiloh Industries U.S. BlankLight®

On June 8, 2021, the Company’s Steel Processing reportable operating segment, along with the Company’s 55% consolidated joint venture TWB Company, L.L.C. (“TWB”), acquired certain assets of the Shiloh Industries U.S. BlankLight® business (“Shiloh”), a provider of laser welded solutions. The purchase price for the acquisition was cash consideration of approximately $104,750,000, subject to closing adjustments.  The Shiloh business is being operated as part of the Steel Processing segment and its operating results have been included in the Company’s consolidated statement of earnings since the date of acquisition.  Proforma results, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results.

The acquisition consisted of three laser welding facilities that are being operated as part of our TWB joint venture and one blanking facility that is operated as part of our core steel processing operations. Approximately $22,000,000 of the total goodwill relates to TWB, which will be treated as a separate reporting unit for purposes of goodwill impairment testing going forward.

The information included herein has been based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired.  The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition of Shiloh, the Company identified and valued the following intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$32,800	15-20
Non-compete agreement	280	3
In-process research & development	1,200	Indefinite
Total acquired identifiable intangible assets	$34,280

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill which will be deductible by the Company for income tax purposes.

The following table summarizes the consideration transferred and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date.  These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation if finalized.  The primary areas of preliminary purchase price allocation subject to change relate to the valuation of acquired tangible assets and liabilities, identification and valuation of residual goodwill and tax effects of acquired assets and assumed liabilities.

(in thousands)	Preliminary Valuation
Accounts receivable	$44,191
Inventories	13,971
Property, plant and equipment	30,461
Intangible assets	34,280
Operating lease assets	59,905
Total identifiable assets	182,808
Accounts payable	(44,822)
Current operating lease liabilities	(1,555)
Noncurrent operating lease liabilities	(58,350)
Net identifiable assets	78,081
Goodwill	26,669
Purchase price	$104,750

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

We are exposed to counterparty credit risk on all of our derivative instruments.  Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure.  These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold.  Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold.  We do not have significant exposure to any one counterparty, and management believes the overall risk of loss is remote and, in any event, would not be material.

Refer to "NOTE R – Fair Value" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$44,947	Accounts payable	$-
	Other assets	73	Other liabilities	-
Total		$45,020		$-

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$35,379	Accounts payable	$8,797
	Other assets	93	Other liabilities	473
		35,472		9,270
Foreign currency exchange contracts	Receivables	-	Accounts payable	225
Total		35,472		9,495

Total derivative instruments		$80,492		$9,495

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis at August 31, 2021. Had these amounts been recognized on a gross basis, the impact would have been a $13,907,000 increase in “Receivables” with a corresponding increase in “Accounts payable”.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$53,125	Accounts payable	$-
	Other assets	23	Other liabilities	111
Total		$53,148		$111

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$24,621	Accounts payable	$14,554
	Other assets	379	Other liabilities	-
		25,000		14,554
Foreign currency exchange contracts	Receivables	-	Accounts payable	532
Total		$25,000		$15,086
Total derivative instruments		$78,148		$15,197

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis at May 31, 2021. Had these amounts been recognized on a gross basis, the impact would have been a $16,594,000 increase in “Receivables” with a corresponding increase in “Accounts payable”.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  The earnings effects of these derivative instruments are presented in the same statement of earnings line items as the earnings effects of the hedged items.  For derivative instruments designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument.

The following table summarizes our cash flow hedges outstanding at August 31, 2021:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$208,495	September 2021 - December 2022

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative instruments designated as cash flow hedges for the periods presented:

(in thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2021:
Commodity contracts	$35,220	Cost of goods sold	$35,459
Interest rate contracts	-	Interest expense	(40)
Total	$35,220		$35,419

For the three months ended August 31, 2020:
Commodity contracts	$385	Cost of goods sold	$(2,641)
Interest rate contracts	-	Interest expense	(227)
Total	$385		$(2,868)

The estimated net amount of the gains recognized in AOCI at August 31, 2021 expected to be reclassified into net earnings within the succeeding twelve months is $58,280,000 (net of tax of $18,219,000).  This amount was computed using the fair value of the cash flow hedges at August 31, 2021, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2021 and May 31, 2022.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at August 31, 2021:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$182,877	September 2021 - March 2023
Foreign currency exchange contracts	3,955	September 2021 - March 2022

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$29,527	$3,293
Foreign currency exchange contracts	Miscellaneous income, net	339	(74)
Total		$29,866	$3,219

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

Recurring Fair Value Measurements

At August 31, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$80,492	$-	$80,492
Total assets	$-	$80,492	$-	$80,492

Liabilities
Derivative instruments (1)	$-	$9,495	$-	$9,495
Total liabilities	$-	$9,495	$-	$9,495

At May 31, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$78,148	$-	$78,148
Total assets	$-	$78,148	$-	$78,148

Liabilities
Derivative instruments (1)	$-	$15,197	$-	$15,197
Total liabilities	$-	$15,197	$-	$15,197

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $793,291,000 and $792,632,000 at August 31, 2021 and May 31, 2021, respectively.  The carrying amount of long-term debt, including current maturities, was $706,421,000 and $710,489,000 at August 31, 2021 and May 31, 2021, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and “Part I – Item 1A. – Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“fiscal 2021”) of Worthington Industries, Inc. (the “Form 10-K”).

Unless otherwise indicated, all Note references contained in this Part I – Item 2. refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Quarterly Report on Form 10-Q.  The Form 10-K includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Form 10-Q.

Our operations are managed principally on a products and services basis.  Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Factors used to identify reportable operating segments include the nature of the products and services provided by each business, the management reporting structure, the similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

Effective June 1, 2021, the management structure of our Pressure Cylinders business was reorganized to better align around the end markets which it serves.  As a result, these operations have been redefined under three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. These new reportable segments are in addition to our Steel Processing operating segment.  Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable information for the new segment structure.  A discussion of each of these new reportable operating segments is included below:

Reportable Segments	Description
Consumer Products

The Consumer Products reportable segment is comprised of brands that offer market-leading products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International® and Hawkeye™.  This market sector includes propane-filled cylinders for torches, camping stoves and other applications, certain propane gas (LPG) cylinders, hand-held torches, Balloon Time® helium-filled balloon kits, and specialized hand tools and instruments.  These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products

The Building Products reportable segment includes refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products. Cylinders in this market sector are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America).Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets. Specialty products include a variety of fire suppression and chemical tanks.

Sustainable Energy Solutions

The Sustainable Energy Solutions reportable segment, which is primarily based in Europe, includes on-board fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases.  It includes high pressure and acetylene cylinders for life support cylinders and alternative fuel cylinders used to hold compressed natural gas (CNG) and hydrogen for automobiles, buses, and light-duty trucks.

Other

Divested businesses historically reported within Pressure Cylinders but no longer included in the Company’s management structure are presented within the "Other" category, on a historical basis, through the date of disposal.  For the periods presented, these include the following:  Structural Composites Industries, LLC (until March 2021); Oil & Gas Equipment (until January 2021); Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition as well as certain income and expense items not allocated to our operating segments.

As of August 31, 2021, we held equity positions in nine joint ventures.  Four of these joint ventures are consolidated within the Steel Processing segment with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five of our joint ventures are accounted for using the equity method.

Recent Business Developments

•

On June 8, 2021, the Company acquired certain assets of the Shiloh Industries U.S. BlankLight® business, a provider of laser welded solutions, for approximately $104.8 million, subject to closing adjustments. The acquisition included three facilities that will expand the capacity and capabilities of TWB’s laser welded products business and an additional blanking facility that will support the Company’s core steel processing operations

•

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for approximately $20 million resulting in a pre-tax gain of $12.1 million within restructuring and other (income) expense, net. WSP continues to operate locations in Jackson and Taylor, Michigan.

•

On August 20, 2021, the Company amended and restated its existing five-year, revolving credit facility, extending the final maturity to August 20, 2026.  The aggregate commitments available under the amended and restated revolving credit facility remain at $500 million.

•	During the first quarter of fiscal 2022, Worthington Industries, Inc. repurchased a total of 1,000,000 of its common shares for $60.9 million, at an average purchase price of $60.87.

•

On September 29, 2021, the Worthington Industries Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per share payable on December 29, 2021 to shareholders of record at December 15, 2021.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the first quarter of each of fiscal 2022 and fiscal 2021 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 53% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and Stellantis (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of two of our unconsolidated joint ventures are also to the automotive market.

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

Substantially all of the net sales of our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments, and approximately 28% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and sustainable energy.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended August 31,
	2021	2020	Inc / (Dec)
U.S. GDP (% growth (decline) year-over-year) [1]	8.1%	(3.9)%	12.0%
Hot-Rolled Steel ($ per ton) [2]	$1,762	$475	$1,287
Detroit Three Auto Build (000's vehicles) [3]	1,374	1,850	(476)
No. America Auto Build (000's vehicles) [3]	3,243	3,758	(515)
Zinc ($ per pound) [4]	$1.35	$0.95	$0.40
Natural Gas ($ per mcf) [5]	$3.68	$1.92	$1.76
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.33	$2.42	$0.91

[1]

2020 figures based on revised actuals [2]CRU Hot-Rolled Index; period average [3]IHS Global [4]LME Zinc; period average [5]NYMEX Henry Hub Natural Gas; period average [6]Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  Based on current steel pricing, we expect to have inventory holding gains in the second quarter of fiscal 2022.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2022 (first quarter), fiscal 2021 and fiscal 2020:

	Fiscal Year
(Dollars per ton [1] )	2022	2021	2020
1st Quarter	$1,762	$475	$564
2nd Quarter	N/A	$625	$526
3rd Quarter	N/A	$1,016	$571
4th Quarter	N/A	$1,358	$527
Annual Avg.	$1,762	$869	$547

[1]	CRU Hot-Rolled Index, period average

Sales to one Steel Processing customer in the automotive industry represented 13.8% and 11.4% of consolidated net sales during the first quarter of fiscal 2022 and fiscal 2021, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the first quarter of fiscal 2022, vehicle production for the Detroit Three automakers was down 26% from the first quarter of fiscal 2021, while North American vehicle production as a whole was down 14%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2022 Compared to Fiscal 2021

The following discussion provides a review of results for the three months ended August 31, 2021 versus the three months ended August 31, 2020.

	Three Months Ended August 31,
(Dollars in millions)	2021	2020	Increase/ (Decrease)
Net sales	$1,110.8	$702.9	$407.9
Operating income (loss)	135.8	(30.1)	165.9
Equity income	52.9	23.6	29.3
Net earnings attributable to controlling interest	132.5	616.7	(484.2)
Earnings per diluted share attributable to controlling interest	2.55	11.22	(8.67)

Net Sales and Volume

The following table provides the percentage of net sales by reportable operating segment for the three months ended August 31, 2021 and 2020.

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Steel Processing	$822.8	74.1%	$431.0	61.3%	$391.8
Consumer Products	147.8	13.3%	133.6	19.0%	14.2
Building Products	114.7	10.3%	88.1	12.5%	26.6
Sustainable Energy Solutions	25.5	2.3%	27.9	4.0%	(2.4)
Other	-	0.0%	22.3	3.2%	(22.3)
Consolidated Net Sales	$1,110.8	100.0%	$702.9	100.0%	$407.9

The following table provides volume by reportable business segment for the three months ended August 31, 2021 and 2020.

	Three Months Ended August 31,
			Increase/
	2021	2020	(Decrease)
Steel Processing (Tons)	1,062,288	928,444	133,844
Consumer Products (Units)	21,388,140	18,820,563	2,567,577
Building Products (Units)	2,885,711	2,722,035	163,676
Sustainable Energy Solutions (Units)	130,676	189,908	(59,232)
Other (Units)	-	10,559	(10,559)
•	Steel Processing – Net sales almost doubled over the prior year quarter to $822.8 million. The increase was driven by higher average selling prices and, to lesser extent, higher volume.

•

Consumer Products – Net sales increased 10.6%, or $14.2 million, over the prior year quarter.  The increase was driven primarily by the acquisition of General Tools & Instruments Company LLC in the third quarter of fiscal 2021.

•

Building Products – Net sales increased 30.2%, or $26.6 million, over the prior year quarter. The increase was driven by higher volume and a favorable product mix.  Volume in the prior year quarter was at depressed levels due to the COVID-19 pandemic.

•	Sustainable Energy Solutions – Net sales decreased $2.4 million, or 8.5%, from the prior year quarter. The decrease was driven by lower volume.

Gross Margin

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Gross Margin	$219.4	19.8%	$113.4	16.1%	$106.0

•

Gross margin increased $106.0 million over the prior year quarter to $219.4 million.  The improvement over the prior year quarter was primarily due to improved spreads in Steel Processing and, to a lesser extent, higher overall volume across all operating segments except Sustainable Energy Solutions.

Selling, General and Administrative Expense

	Three Months Ended August 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Selling, general and administrative expense	$95.9	8.6%	$82.3	11.7%	$13.6

•

SG&A expense increased $13.6 million over the prior year quarter.  The increase was driven primarily by higher profit sharing and bonus expense to correspond with the increase in operating income over the prior year quarter.

Other Operating Costs

	Three Months Ended August 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Impairment of long-lived assets	$-	$9.9	$(9.9)
Restructuring and other (income) expense, net	(12.3)	1.8	(14.1)
Incremental expenses related to Nikola gains	-	49.5	(49.5)

•

There were no impairment charges recorded in the first quarter of fiscal 2022. Impairment charges in the prior year quarter related primarily to the Company’s cryogenics business in Theodore, Alabama, which was divested in October 2021.

•

Restructuring activity during the three months ended August 31, 2021, related primarily to the divestiture of the WSP joint venture’s facility in Canton, Michigan, which generated a pre-tax gain of $12.1 million within restructuring and other (income) expense, net.

•

Incremental expenses related to Nikola gains of $49.5 million consisted of $28.9 million of discretionary profit sharing and bonus expenses directly related to the Nikola gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation.

Equity Income

	Three Months Ended August 31,
			Increase/
(In millions)	2021	2020	(Decrease)
WAVE	$25.7	$17.7	$8.0
ClarkDietrich	17.3	4.9	12.4
Serviacero Worthington	9.3	1.3	8.0
ArtiFlex	1.2	(0.1)	1.3
Other	(0.6)	(0.2)	(0.4)
Total Equity Income	$52.9	$23.6	$29.3

•

Equity income increased $29.3 million over the prior year quarter to $52.9 million.  The increase was driven by higher contributions from WAVE, ClarkDietrich, and Serviacero Worthington, where results in each joint venture benefited from higher steel prices. The Company received cash distributions of $19.7 million from unconsolidated joint ventures during the current quarter.

Other Income

	Three Months Ended August 31,
(In millions)	2021	2020
Miscellaneous income, net	$0.6	$0.5
Gains on investment in Nikola	-	796.1

•

During the three months ended August 31, 2020, the Company recognized aggregate pre-tax gains of $796.1 million related to its investment in Nikola consisting of $508.5 million of realized gains from the sale or contribution of 12,000,000 of the Company’s Nikola shares and an unrealized mark-to-market gain of $287.6 million related to the 7,048,020 shares of Nikola common stock that the Company continued to own at August 31, 2020.

Adjusted EBIT

We evaluate segment performance based on adjusted earnings before interest and taxes (“EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations.  Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because it believes that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations. Refer to “Note O – Segment Operations” for additional information regarding our reportable operating segments.

The following table provides a reconciliation of consolidated net earnings (loss) attributable to controlling interest to adjusted EBIT for the periods presented:

	Three Months Ended August 31,
(In millions)	2021	2020
Net earnings attributable to controlling interest	$132.5	$616.7
Interest expense	7.7	7.6
Income tax expense	40.2	164
Earnings before interest and taxes	$180.4	$788.1
Impairment of long-lived assets	-	9.9
Restructuring and other (income) expense, net (1)	(6.3)	1.7
Incremental expenses related to Nikola gains	-	49.5
Gains on investment in Nikola	-	(796.1)
Adjusted earnings before interest and taxes (1)	$174.1	$53.1

(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Three Months Ended August 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Steel Processing	$107.7	$14.2	$93.5
Consumer Products	20.6	23.9	(3.3)
Building Products	48.7	23.4	25.3
Sustainable Energy Solutions	(2.6)	(0.6)	(2.0)
Other	(0.4)	(7.8)	7.4
Total Adjusted EBIT	$174.0	$53.1	$120.9

•

Steel Processing – Adjusted EBIT of $107.7 million was up $93.5 million, as operating income increased $86.3 million after adjusting for the impact of restructuring in both the current and prior year quarters.  The increase resulted primarily from improved direct spreads, which benefited from significant pre-tax inventory holding gains and arbitrage opportunities during the current quarter.  Inventory holding gains were estimated to be $47.1 million in the current quarter compared to a pre-tax inventory holding loss of $6.8 million in the prior year quarter.  Adjusted EBIT in the current quarter also benefited from higher equity earnings at Serviacero Worthington, up $8.0 million over the prior year quarter on the impact of higher steel prices.  The mix of direct versus toll tons processed was unchanged at 49% to 51%.

•

Consumer Products – Adjusted EBIT of $20.6 million was down $3.3 million from the prior year quarter due to an increase in allocated corporate profit sharing and bonus expense and to a lesser compressed margin resulting from higher input costs.

•

Building Products – Adjusted EBIT of $48.7 million was $25.3 million more than the prior quarter, due primarily to higher equity earnings at WAVE and ClarkDietrich, up an aggregate of $20.4 million on strong volume and the favorable impact of higher steel prices. Excluding impairment and restructuring charges, operating income was up $4.9 million on the combined impact of improved volume and a favorable shift in product mix, partially offset by an increase in allocated corporate profit sharing and bonus expense.  Volume in the prior year quarter had been at depressed levels due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Adjusted EBIT reflected a loss of $2.6 million, unfavorable by $2.0 million when compared to the prior year quarter, on the combined impact of lower volume, unfavorable product mix, and Europe’s slow recovery from the impacts of the COVID-19 pandemic.  Both volume and mix in the current quarter were negatively impacted by the ongoing semi-conductor chip shortage.

Interest Expense

	Three Months Ended August 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Interest Expense	$7.7	$7.6	$0.1

•	Interest expense was relatively flat at $7.7 million for the current quarter, compared to $7.6 million in the prior year quarter.

Income Taxes

	Three Months Ended August 31,
(In millions)	2021	Effective Tax Rate	2020	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$40.2	23.3%	$163.8	21.6%	$(124)

•

Income tax expense was $40.2 million in the current quarter compared to $163.8 million in the prior year quarter.  The decrease was due to lower pre-tax earnings, primarily reflecting the impact of the gains on our investment in Nikola in the prior year quarter.  Tax expense in the current quarter reflected an estimated annual effective rate of 23.3% compared to 21.6% for the prior year quarter.  For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Liquidity and Capital Resources

During the three months ended August 31, 2021, we invested $23.9 million in property, plant and equipment and paid $104.8 million to acquire certain assets of the Shiloh Industries U.S BlankLight ® business.  Additionally, Worthington Industries, Inc. acquired 1,000,000 of its common shares at a cost of $60.9 million and paid dividends of $14.7 million on Worthington Industries, Inc.’s common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended August 31,
(in millions)	2021	2020
Net cash (used) provided by operating activities	$(49.8)	$117.4
Net cash (used) provided by financing activities	(102.0)	455.0
Net cash used by financing activities	(89.3)	(69.5)
(Decrease) increase in cash and cash equivalents	(241.1)	502.9
Cash and cash equivalents at beginning of period	640.3	147.2
Cash and cash equivalents at end of period	$399.2	$650.1

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.  These resources include cash and cash equivalents and unused committed lines of credit.  These committed lines of credit had a total of $500.0 million of borrowing capacity available to be drawn as of August 31, 2021.

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

Net cash used by operating activities was $49.8 million during the three months ended August 31, 2021, a decrease of $167.2 million from the net cash provided by operating activities in the prior year quarter.  The decrease was driven primarily by higher working capital levels in the current quarter due to higher average steel prices.

Investing Activities

Net cash used by investing activities was $102.0 million during the three months ended August 31, 2021 compared to net cash provided by investing activities of $455.0 million in the prior year quarter.  Net cash provided by investing activities in the prior year quarter resulted primarily from proceeds from the sale of Nikola shares which totaled $487.9 million.  Net cash used by investing activities in the current quarter resulted primarily from the purchase of the Shiloh Industries U.S BlankLight ® business on June 8, 2021, for $104.8 million.  Capital expenditures in the current quarter totaled $23.9 million, a decrease of $8.9 million from the prior year quarter.

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

Financing Activities

Net cash used by financing activities was $89.3 million during the three months ended August 31, 2021 compared to $69.5 million in the prior year quarter. During the three months ended August 31, 2021, Worthington Industries, Inc. paid $60.9 million to repurchase 1,000,000 of Worthington Industries, Inc.’s common shares and paid dividends of $14.7 million on Worthington Industries, Inc.’s common shares. During the three months ended August 31, 2020, we paid $54.3 million to repurchase 1,464,484 of Worthington Industries, Inc.’s common shares and paid dividends of $13.4 million on Worthington Industries, Inc.’s common shares.

Long-term debt and short-term borrowings – As of August 31, 2021, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at August 31, 2021 were unchanged from those reported as of May 31, 2021.

Common shares – On June 23, 2021, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per common share payable on September 29, 2021, to shareholders of record on September 15, 2021.  This represented a $0.03 per share increase over the dividend paid in the prior year quarter.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s common shares, increasing the total number of common shares authorized for repurchase to 10,000,000.  As of August 31, 2021, 8,300,000 common shares remained available for repurchase under these authorizations.

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

Contractual Cash Obligations and Other Commercial Commitments

Our contractual cash obligations and other commercial commitments have not materially changed from those disclosed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Cash Obligations and Other Commercial Commitments” of the Form 10-K.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2021).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended August 31, 2021) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. – Legal Proceedings

Various legal actions, which generally have arisen in the ordinary course of business, are pending against the Company.  None of this pending litigation, individually or collectively, is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of the Form 10-K, as filed with the U.S. Securities and Exchange Commission on July 30, 2021, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors.  Our risk factors have not changed significantly from those disclosed in the Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended August 31, 2021:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2021	186,701	$60.22	186,701	9,113,299
July 1-31, 2021	813,299	61.35	813,299	8,300,000
August 1-31, 2021	-	-	-	8,300,000
Total	1,000,000	$60.87	1,000,000
(1)

The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under authorizations of the Worthington Industries Board.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares. On March 24, 2021, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s outstanding common shares, increasing the total number of common shares authorized for repurchase to 10,000,000.  A total of 1,700,000 common shares have been repurchased since the latest authorization, leaving 8,300,000 common shares available for repurchase under the existing authorizations at August 31, 2021.

The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions, and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016))

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

4.1

Third Amended and Restated Credit Agreement, dated as of August 20, 2021, among Worthington Industries, Inc., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Lenders and Syndication Agents; U.S. Bank National Association, Wells Fargo Bank, National Association, The Huntington National Bank, Fifth Third Bank, National Association, The Northern Trust Company and BMO Harris Bank, N.A., as Lenders; and Truist Bank (as successor to Branch Banking and Trust Company), as a Departing Lender; with U.S. Bank National Association, Wells Fargo Bank, National Association and The Huntington National Bank serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Bank of America, N.A. serving as Joint Bookrunners and Joint Lead Arrangers*

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.  (Incorporated herein by reference to Exhibit 10.69 to the Annual Report on Form 10-K of Worthington Industries, Inc.  for the fiscal year ended May 31, 2021 (SEC file No. 1-8399))

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2022 for Named Executive Officer of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.80 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2021 (SEC File No. 1-8399))

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at August 31, 2021 and May 31, 2021;
(ii)	Consolidated Statements of Earnings for the three months ended August 31, 2021 and August 31, 2020;
(iii)	Consolidated Statements of Comprehensive Income for the three months ended August 31, 2021 and August 31, 2020;
(iv)	Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and August 31, 2020; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 12, 2021	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)