Form 10-Q
period 2021-11-30
WORTHINGTON INDUSTRIES INC
filed 2022-01-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2021, the number of Common Shares, without par value, issued and outstanding was 50,934,413.

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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Any number of factors could affect actual results, including, without limitation, those that follow:

•

the risks, uncertainties and impacts related to the COVID-19 pandemic – the duration, extent and severity of which is impossible to predict, including the further resurgence in the spread of COVID-19 or variants thereof – and the availability, effectiveness and acceptance of vaccines, and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith;

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

ii

•	product demand and pricing;
•	changes in product mix, product substitution and market acceptance of our products;
•

fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities and other items required by operations, especially in light of the COVID-19 pandemic;

•	the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•	effects of facility closures and the consolidation of operations;
•

the effect of financial difficulties, consolidation and other changes within the steel, automotive (especially in light of the semi-conductor shortages), construction and other industries in which we participate;

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
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages (especially in light of the COVID-19 pandemic), interruption in utility services, civil unrest, international conflicts, terrorist activities, pandemics or other causes;

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

•	the effect of tax laws in the United States and potential changes for such laws, which may increase our costs and negatively impact our operations and financial results;
•	cyber security risks;
•	the effects of privacy and information security laws and standards; and
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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	November 30,	May 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$225,194	$640,311
Receivables, less allowances of $790 and $608 at November 30, 2021
and May 31, 2021, respectively	736,738	639,964
Inventories:
Raw materials	420,511	266,208
Work in process	247,772	183,413
Finished products	171,305	115,133
Total inventories	839,588	564,754
Income taxes receivable	1,574	1,958
Assets held for sale	34,721	51,956
Prepaid expenses and other current assets	72,952	69,049
Total current assets	1,910,767	1,967,992
Investments in unconsolidated affiliates	291,397	233,126
Operating lease assets	93,628	35,101
Goodwill	370,191	351,056
Other intangible assets, net of accumulated amortization of $86,459 and
$80,513 at November 30, 2021 and May 31, 2021, respectively	267,564	240,387
Other assets	32,451	30,566
Property, plant and equipment:
Land	21,319	21,744
Buildings and improvements	273,483	271,196
Machinery and equipment	1,086,453	1,046,065
Construction in progress	68,423	53,903
Total property, plant and equipment	1,449,678	1,392,908
Less: accumulated depreciation	898,044	877,891
Total property, plant and equipment, net	551,634	515,017
Total assets	$3,517,632	$3,373,245

Liabilities and equity
Current liabilities:
Accounts payable	$610,278	$567,392
Accrued compensation, contributions to employee benefit plans and
related taxes	105,879	137,698
Dividends payable	15,794	16,536
Other accrued items	60,484	52,250
Current operating lease liabilities	10,888	9,947
Income taxes payable	16,555	3,620
Current maturities of long-term debt	280	458
Total current liabilities	820,158	787,901
Other liabilities	81,786	82,824
Distributions in excess of investment in unconsolidated affiliate	94,836	99,669
Long-term debt	701,892	710,031
Noncurrent operating lease liabilities	83,887	27,374
Deferred income taxes, net	101,982	113,751
Total liabilities	1,884,541	1,821,550
Shareholders' equity - controlling interest	1,479,797	1,398,193
Noncontrolling interests	153,294	153,502
Total equity	1,633,091	1,551,695
Total liabilities and equity	$3,517,632	$3,373,245

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Net sales	$1,232,861	$731,092	$2,343,679	$1,434,001
Cost of goods sold	1,048,270	595,618	1,939,714	1,185,169
Gross margin	184,591	135,474	403,965	248,832
Selling, general and administrative expense	96,130	82,129	191,981	164,325
Impairment of long-lived assets	-	3,815	-	13,739
Restructuring and other (income) expense, net	(2,004)	7,596	(14,278)	9,444
Incremental expenses related to Nikola gains	-	4,570	-	54,081
Operating income	90,465	37,364	226,262	7,243
Other income (expense):
Miscellaneous income, net	1,040	376	1,670	827
Interest expense	(7,312)	(7,548)	(15,030)	(15,138)
Equity in net income of unconsolidated affiliates	60,218	25,631	113,134	49,265
Gains (loss) on investment in Nikola	-	(143,780)	-	652,362
Earnings (loss) before income taxes	144,411	(87,957)	326,036	694,559
Income tax expense (benefit)	31,226	(19,445)	71,376	144,333
Net earnings (loss)	113,185	(68,512)	254,660	550,226
Net earnings attributable to noncontrolling interests	2,884	5,532	11,868	7,595
Net earnings (loss) attributable to controlling interest	$110,301	$(74,044)	$242,792	$542,631

Basic
Weighted average common shares outstanding	50,381	52,988	50,618	53,532
Earnings (loss) per share attributable to controlling interest	$2.19	$(1.40)	$4.80	$10.14

Diluted
Weighted average common shares outstanding	51,214	52,988	51,532	54,439
Earnings (loss) per share attributable to controlling interest	$2.15	$(1.40)	$4.71	$9.97

Common shares outstanding at end of period	50,334	52,754	50,334	52,754

Cash dividends declared per share	$0.28	$0.25	$0.56	$0.50

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Net earnings (loss)	$113,185	$(68,512)	$254,660	$550,226
Other comprehensive (loss) income
Foreign currency translation, net of tax	(4,872)	(1,051)	(8,847)	7,257
Pension liability adjustment, net of tax	-	(4)	-	368
Cash flow hedges, net of tax	(52,986)	15,218	(53,285)	17,781
Other comprehensive (loss) income	(57,858)	14,163	(62,132)	25,406
Comprehensive income (loss)	55,327	(54,349)	192,528	575,632
Comprehensive income attributable to noncontrolling interests	2,884	5,532	11,868	7,595
Comprehensive income (loss) attributable to controlling interest	$52,443	$(59,881)	$180,660	$568,037

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Operating activities:
Net earnings (loss)	$113,185	$(68,512)	$254,660	$550,226
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	21,090	21,560	43,154	43,771
Impairment of long-lived assets	-	3,815	-	13,739
Provision for (benefit from) deferred income taxes	1,309	(31,776)	2,675	39,255
Bad debt expense (income)	335	(159)	514	(65)
Equity in net income of unconsolidated affiliates, net of distributions	(31,274)	4,608	(64,492)	(2,149)
Net (gain) loss on sale of assets	(496)	7,271	(13,202)	7,673
Stock-based compensation	4,248	4,854	7,551	9,710
(Gains) loss on investment in Nikola	-	143,780	-	(652,362)
Charitable contribution of Nikola shares	-	-	-	20,653
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(89,817)	3,580	(121,685)	(78,614)
Inventories	(97,182)	4,623	(260,864)	90,245
Accounts payable	(47,594)	48,176	(926)	95,330
Accrued compensation and employee benefits	14,358	13,960	(31,819)	37,812
Income taxes payable	(22,922)	(44,623)	12,935	39,041
Other operating items, net	15,656	(3,729)	2,583	10,551
Net cash (used) provided by operating activities	(119,104)	107,428	(168,916)	224,816

Investing activities:
Investment in property, plant and equipment	(24,234)	(16,073)	(48,159)	(48,944)
Acquisitions, net of cash acquired	(3,000)	(75)	(107,750)	(75)
Proceeds from sale of assets, net	5,136	21,580	31,821	21,580
Proceeds from sale of Nikola shares	-	-	-	487,859
Net cash (used) provided by investing activities	(22,098)	5,432	(124,088)	460,420

Financing activities:
Principal payments on long-term obligations and debt redemption costs	(10)	(96)	(402)	(193)
Proceeds from issuance of common shares, net of tax withholdings	(2,694)	2,294	(6,785)	1,144
Payments to noncontrolling interests	(2,879)	-	(12,076)	(560)
Repurchase of common shares	(12,702)	(38,563)	(73,587)	(92,883)
Dividends paid	(14,565)	(13,433)	(29,263)	(26,812)
Net cash used by financing activities	(32,850)	(49,798)	(122,113)	(119,304)

(Decrease) increase in cash and cash equivalents	(174,052)	63,062	(415,117)	565,932
Cash and cash equivalents at beginning of period	399,246	650,068	640,311	147,198
Cash and cash equivalents at end of period	$225,194	$713,130	$225,194	$713,130

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months and six months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022 (“fiscal 2022”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“fiscal 2021”) of Worthington Industries, Inc. (the “2021 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Segment Reporting: The Company’s operations are managed principally on a products and services basis.  Segment information is prepared on the same basis that the Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes.  See further discussion in “NOTE O – Segment Operations”.

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

NOTE B – Revenue Recognition

The following table summarizes net sales by reportable segment and product class for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2021	2020	2021	2020
Steel Processing
Direct	$900,666	$433,556	$1,688,694	$838,364
Toll	37,176	35,167	71,958	61,379
Total	937,842	468,723	1,760,652	899,743

Consumer Products (1)	140,793	117,513	288,576	251,135
Building Products (1)	121,125	93,989	235,868	182,092
Sustainable Energy Solutions (1)	33,101	34,023	58,583	61,880

Other
Oil & Gas Equipment	-	6,646	-	16,542
Engineered Cabs	-	84	-	1,070
Other	-	10,114	-	21,539
Total	-	16,844	-	39,151

Total	$1,232,861	$731,092	$2,343,679	$1,434,001

(1) The products contained within each of these reportable segments have similar production processes, require substantially the same raw materials, use similar equipment and serve similar purposes. Therefore, we believe the products within each of these segments are appropriately combined for purposes of the disclosure requirements prescribed by ASC 280 and ASC 606.  See NOTE O - Segment Operations for information regarding the reorganization of our pressure cylinders business and the resulting new reportable segments, effective June 1, 2021.

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and, on a historical basis, certain contracts within the oil & gas equipment revenue stream, which were recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2021	2020	2021	2020
Steel Processing - toll	$37,176	$35,167	$71,958	$61,379
Certain oil & gas equipment contracts	-	4,367	-	12,066
Total over time revenue	$37,176	$39,534	$71,958	$73,445

The following table summarizes the unbilled receivables for the periods presented:

		November 30,	May 31,
(in thousands)	Balance Sheet Classification	2021	2021
Unbilled receivables	Receivables	$5,636	$5,317

There were no contract assets at either of the dates indicated above.

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less.  As of November 30, 2021, there were no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ listed publicly traded company.  Prior to the Effective Date, the Company held an equity interest in the predecessor company, which was converted to 19,048,020 shares of Nikola common stock.  During fiscal 2021, the Company sold or contributed all of these shares.

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

During the second quarter of fiscal 2021, the market price of the Nikola shares dropped from $40.81 per share at August 31, 2020 to $20.41 per share at November 30, 2020, resulting in an unrealized mark-to-market loss of $143,780,000 for the 7,048,000 shares we held at quarter end, and reducing the pre-tax year-to-date realized and unrealized gain on the investment in Nikola to $652,362,000.  In addition, during the second quarter, we recorded incremental expenses of $4,570,000 for discretionary bonuses related to the Nikola investment gain.

NOTE D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At November 30, 2021, the Company held non-controlling investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Taxi Workhorse Holdings, LLC (“Cabs”) (20%), and Worthington Armstrong Venture (“WAVE”) (50%).

We received distributions from unconsolidated affiliates totaling $48,642,000 during the six months ended November 30, 2021.  We have received cumulative distributions from WAVE in excess of our investment balance amounting to $94,836,000, which is shown as a separate liability on our consolidated balance sheet at November 30, 2021.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	November 30,	May 31,
(in thousands)	2021	2021
Cash	$34,797	$11,651
Other current assets	1,140,126	733,834
Noncurrent assets	365,845	382,585
Total assets	$1,540,768	$1,128,070

Current liabilities	$403,512	$232,626
Short-term borrowings	2,879	1,155
Current maturities of long-term debt	58,753	30,209
Long-term debt	298,945	311,871
Other noncurrent liabilities	104,418	92,209
Equity	672,261	460,000
Total liabilities and equity	$1,540,768	$1,128,070

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands)	2021	2020	2021	2020
Net sales	$858,165	$451,198	$1,603,160	$856,518
Gross margin	226,502	96,561	416,176	189,610
Operating income	184,779	64,890	330,767	122,843
Depreciation and amortization	7,848	8,672	16,075	16,402
Interest expense (income)	(2,711)	2,832	(5,172)	5,777
Income tax expense	8,565	2,322	16,461	4,052
Net earnings	173,915	60,943	312,803	117,516

NOTE E – Goodwill and Long-Lived Assets

Goodwill

(in thousands)	Steel Processing	Consumer Products (1)	Building Products (1)	Sustainable Energy Solutions (1)	Total
Balance at May 31, 2021	$20,218	$240,940	$72,273	$17,625	$351,056
Acquisitions and purchase accounting adjustments	24,859	237	-	-	25,096
Translation adjustments	-	-	(4,073)	(1,888)	(5,961)
Balance at November 30, 2021	$45,077	$241,177	$68,200	$15,737	$370,191

(1) In connection with the reorganization of the Company's pressure cylinders business, effective June 1, 2021, the goodwill of our former Pressure Cylinders reporting unit was allocated to the new reporting units on a relative fair value basis.  Refer to Note O – Segment Operations for additional information.

There was no goodwill associated with the Other segment at November 30, 2021, or May 31, 2021.  Accumulated goodwill impairment charges within the Other segment totaled $198,290,000 as of November 30, 2021 and May 31, 2021.

Impairment of Long-Lived Assets

Fiscal 2022: None.

Fiscal 2021:  During the second quarter of fiscal 2021, we identified an impairment indicator related to the oil & gas equipment operations in Tulsa, Oklahoma due to the economic impact of the COVID-19 pandemic and related market softness.   As a result, we tested the long-lived assets consisting of fixed assets and customer list intangible assets with net book values of $7,375,000 and

$2,374,000, respectively, for impairment.  The fair value of the fixed assets was determined to be $5,934,000 (using observable Level 2 inputs) resulting in an impairment charge of $1,441,000.  Additionally, the customer list intangible assets were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings for the six months ended November 30, 2021 is summarized below:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2021	(Income)	Payments	Adjustments	November 30, 2021
Early retirement and severance	$771	$(350)	$(172)	$(55)	$194
Facility exit and other costs	449	(449)	-	-	-
	$1,220	$(799)	$(172)	$(55)	$194
Net gain on sale of assets (1)		(12,637)
Gain on lease buyout (2)		(842)
Restructuring and other income, net		$(14,278)

________________________

(1) The net gain on sale of assets during the six months ended November 30, 2021, resulted primarily from the June 8, 2021, sale of our WSP joint venture’s facility in Canton, Michigan.  In connection with the sale, the Company realized net cash proceeds of $19,850,000 resulting in a pre-tax gain of $12,244,000.

(2) On September 10, 2021, the Company executed an agreement to buyout the remaining term of the operating lease at its fabricated products business in Stow, Ohio, for $1,100,000, resulting in a pre-tax gain of $842,000.  This facility was retained in connection with the divestiture of the Company’s former engineered cabs business and has not been operational since June of calendar 2020.

The total liability associated with our restructuring activities as of November 30, 2021 is expected to be paid in the next twelve months.

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

Voluntary Tank Replacement Program

In February 2019, our former Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of SCI’s composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of November 30, 2021, the Company has a reserve of $4,864,000 for the estimated remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $16,837,000 of outstanding stand-by letters of credit issued to third-party service providers at November 30, 2021.  No amounts were drawn against these letters of credit at November 30, 2021.  We are also party to an operating lease for an aircraft in which we have guaranteed a residual value at lease termination.  The maximum obligation under the terms of this guarantee was approximately $18,881,000 at November 30, 2021.

NOTE I – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On August 20, 2021, the Company amended and restated the Credit Facility, extending the final maturity from February 16, 2023 to August 20, 2026 while keeping in place the $500,000,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate.  The Credit Facility contains customary LIBOR benchmark replacement language.  The applicable margin is determined by our credit rating.  There were no borrowings or letters of credit outstanding under the Credit Facility at November 30, 2021.

NOTE J – Other Comprehensive (Loss) Income

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30, 2021			November 30, 2020
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(4,507)	(365)	$(4,872)	$(1,027)	(24)	$(1,051)
Pension liability adjustment	-	-	-	(4)	-	(4)
Cash flow hedges	(68,677)	15,691	(52,986)	19,540	(4,322)	15,218
Other comprehensive income (loss)	$(73,184)	$15,326	$(57,858)	$18,509	$(4,346)	$14,163

	Six Months Ended
	November 30, 2021			November 30, 2020
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(8,124)	(723)	$(8,847)	$6,581	676	$7,257
Pension liability adjustment	-	-	-	484	(116)	368
Cash flow hedges	(68,876)	15,591	(53,285)	22,793	(5,012)	17,781
Other comprehensive income (loss)	$(77,000)	$14,868	$(62,132)	$29,858	$(4,452)	$25,406

NOTE K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	132,491	132,491	8,984	141,475
Other comprehensive loss	-	(4,274)	-	(4,274)	-	(4,274)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	6,324	-	-	6,324	-	6,324
Purchases and retirement of common shares	(5,477)	-	(55,408)	(60,885)	-	(60,885)
Cash dividends declared	-	-	(14,504)	(14,504)	-	(14,504)
Dividends to noncontrolling interests	-	-	-	-	(9,197)	(9,197)
Balance at August 31, 2021	$279,635	$41,113	$1,132,595	$1,453,343	$153,289	$1,606,632
Net earnings	-	-	110,301	110,301	2,884	113,185
Other comprehensive loss	-	(57,858)	-	(57,858)	-	(57,858)
Common shares issued, net of withholding tax	(2,694)	-	-	(2,694)	-	(2,694)
Common shares in NQ plans	257	-	-	257	-	257
Stock-based compensation	3,304	-	-	3,304	-	3,304
Purchases and retirement of common shares	(1,297)	-	(11,405)	(12,702)	-	(12,702)
Cash dividends declared	-	-	(14,154)	(14,154)	-	(14,154)
Dividends to noncontrolling interest	-	-	-	-	(2,879)	(2,879)
Balance at November 30, 2021	$279,205	$(16,745)	$1,217,337	$1,479,797	$153,294	$1,633,091

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in non-qualified plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interests	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900
Net earnings (loss)	-	-	(74,044)	(74,044)	5,532	(68,512)
Other comprehensive income	-	14,163	-	14,163	-	14,163
Common shares issued, net of withholding tax	2,294	-	-	2,294	-	2,294
Common shares in NQ plans	292	-	-	292	-	292
Stock-based compensation	3,499	-	-	3,499	-	3,499
Purchases and retirement of common shares	(4,486)	-	(34,077)	(38,563)	-	(38,563)
Contribution to Samuel joint venture	-	-	-	-	925	925
Cash dividends declared	-	-	(13,527)	(13,527)	-	(13,527)
Balance at November 30, 2020	$279,801	$(9,812)	$1,006,910	$1,276,899	$153,572	$1,430,471

The following tables summarize the changes in accumulated other comprehensive income (loss) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance as of May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(8,124)	-	14,279	6,155
Reclassification adjustments to net earnings (a)	-	-	(83,155)	(83,155)
Income tax effect	(723)	-	15,591	14,868
Balance as of November 30, 2021	$(7,068)	$(15,955)	$6,278	$(16,745)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	6,581	484	16,765	23,830
Reclassification adjustments to net earnings (a)	-	-	6,028	6,028
Income tax effect	676	(116)	(5,013)	(4,453)
Balance as of November 30, 2020	$(1,885)	$(21,518)	$13,591	$(9,812)

(a)	The statement of earnings classification of amounts reclassified to net earnings for cash flow hedges is disclosed in “Note Q – Derivative Instruments and Hedging Activities.”

NOTE L – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2021, we granted non-qualified stock options covering a total of 54,500 common shares under our stock-based compensation plans.  The weighted average exercise price of $60.19 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $19.73 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,075,080 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

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

Service-Based Restricted Common Shares

During the six months ended November 30, 2021, we granted an aggregate of 154,050 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $58.11 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $9,048,253 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes target, in each case for the three-year periods ending May 31, 2022, 2023 and 2024.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the six months ended November 30, 2021, we granted performance share awards covering an aggregate of 36,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,191,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the target being achieved.

NOTE M – Income Taxes

Income tax expense for the six months ended November 30, 2021 and 2020 reflected estimated annual effective income tax rates of 22.8% and 21.5%, respectively. The annual effective income tax rates exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our Samuel, Spartan, TWB and WSP consolidated joint ventures. The net earnings attributable to the noncontrolling interests in Samuel, Spartan, TWB and WSP’s U.S. operations do not generate tax expense to Worthington since the investors in Samuel, Spartan, TWB and WSP’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2022 could be materially different from the forecasted rate as of November 30, 2021.

NOTE N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest -
income (loss) available to common shareholders	$110,301	$(74,044)	$242,792	$542,631
Denominator:
Denominator for basic earnings (loss) per share attributable to
controlling interest - weighted average common shares	50,381	52,988	50,618	53,532
Effect of dilutive securities	833	-	914	907
Denominator for diluted earnings (loss) per share attributable to
controlling interest - adjusted weighted average common shares	51,214	52,988	51,532	54,439

Basic earnings (loss) per share attributable to controlling interest	$2.19	$(1.40)	$4.80	$10.14
Diluted earnings (loss) per share attributable to controlling interest	$2.15	$(1.40)	$4.71	$9.97

Stock options covering an aggregate of 54,500 common shares for the three months ended November 30, 2021 have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for the period.  All potential diluted shares (stock options and restricted common shares covering an aggregate of 1,030,835 common shares) have been excluded from the computation of diluted loss per share for the three months ended November 30, 2020, because the effect would have been anti-dilutive due to the overall net loss for the period.  Stock options covering an aggregate of 47,352 and 492,011 common shares for the six months ended November 30, 2021 and 2020, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for the period.

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

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around the end markets which it served, resulting in three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions.  Our Steel Processing operating segment was not impacted by these changes.  A discussion of each of these new reportable segments is included below.

Consumer Products: This reportable segment is comprised of brands that offer market-leading products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™ and Worthington Pro-Grade™.  This market sector includes propane-filled cylinders for torches, camping stoves and other applications, certain propane gas (LPG) cylinders, hand-held torches, Balloon Time® helium-filled balloon kits, and specialized hand tools and instruments.  These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products: This reportable segment includes refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products. Cylinders are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America).Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets.  Specialty products include a variety of fire suppression and chemical tanks.

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

Other:  Divested businesses historically reported within Pressure Cylinders but no longer included in the Company’s management structure are presented within the “Other” category, on a historical basis, through the date of disposal.  For the periods presented, these include the following:  Structural Composites Industries, LLC (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition (November 1, 2019) as well as certain income and expense items not allocated to our operating segments.

Prior period financial information has been revised to reflect the operating results and financial position of the new reportable operating segments. Historical financial information presented herein reflects this change.

Concurrent with the change in management structure described above, the profit measure that the Company’s CODM uses to assess segment performance and allocate resources was changed from operating income to adjusted earnings (loss) before interest and taxes (“EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations.

For the periods presented, equity income from our unconsolidated joint ventures is included in the measurement of segment profit as shown in the table below.  The related investment balances are included in segment net assets in the same manner.

Unconsolidated Joint Ventures Included in Segment Profit
Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Cabs
		ClarkDietrich		ArtiFlex

The following table presents summarized financial information for our reportable segments for the periods indicated.

	Three Months Ended November 30, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$937,842	$140,793	$121,125	$33,101	$-	$1,232,861
Restructuring and other income, net (1)	(182)	-	-	-	(1,822)	(2,004)
Miscellaneous income, net	17	159	218	82	564	1,040
Equity in net income of unconsolidated affiliates	8,823	-	49,894	-	1,501	60,218
Adjusted earnings before interest and taxes	71,925	17,584	54,718	796	1,893	146,916

	Three Months Ended November 30, 2020
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$468,723	$117,513	$93,989	$34,023	$16,844	$731,092
Impairment of long-lived assets	-	-	-	-	3,815	3,815
Restructuring and other expense, net (1)	375	120	-	-	7,101	7,596
Incremental expenses related to Nikola gains	-	-	-	-	4,570	4,570
Miscellaneous income (loss), net	(5)	(96)	70	69	338	376
Equity in net income of unconsolidated affiliates	1,861	-	22,692	-	1,078	25,631
Adjusted earnings (loss) before interest and taxes	34,381	17,432	25,964	1,534	(5,633)	73,678

(1) Includes the noncontrolling interest portion of restructuring (charges) gains of $81 and $(142) for the three months ended November 30, 2021 and 2020, respectively

	Six Months Ended November 30, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,760,652	$288,576	$235,868	$58,583	$-	$2,343,679
Restructuring and other income, net (2)	(12,313)	-	-	(143)	(1,822)	(14,278)
Miscellaneous income, net	47	209	144	22	1,248	1,670
Equity in net income of unconsolidated affiliates	18,172	-	92,887	-	2,075	113,134
Adjusted earnings (loss) before interest and taxes	179,617	38,140	103,471	(1,760)	1,479	320,947

	Six Months Ended November 30, 2020
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$899,743	$251,135	$182,092	$61,880	$39,151	$1,434,001
Impairment of long-lived assets	-	506	1,423	-	11,810	13,739
Restructuring and other expense, net (2)	1,846	120	-	-	7,478	9,444
Incremental expenses related to Nikola gains	-	-	-	-	54,081	54,081
Miscellaneous income (loss), net	(48)	(117)	(92)	151	933	827
Equity in net income of unconsolidated affiliates	3,170	-	45,243	-	852	49,265
Adjusted earnings (loss) before interest and taxes	48,557	41,341	49,337	973	(13,461)	126,747

(2) Includes the noncontrolling interest portion of restructuring (charges) gains of $6,027 and $(257) for the six months ended November 30, 2021 and 2020, respectively

Total assets for each of our reportable segments as of the dates indicated were as follows:

	November 30,	May 31,
	2021	2021
Total assets
Steel Processing	$1,858,313	$1,359,598
Consumer Products	547,132	541,028
Building Products	615,755	664,113
Sustainable Energy Solutions	118,834	169,550
Other	377,598	638,956
Total assets	$3,517,632	$3,373,245

NOTE P – Acquisitions

Shiloh Industries’ U.S. BlankLight®

On June 8, 2021, the Company’s Steel Processing reportable operating segment, along with the Company’s 55% consolidated joint venture TWB Company, L.L.C. (“TWB”), acquired certain assets of the Shiloh Industries’ U.S. BlankLight® business (“Shiloh”), a provider of laser welded solutions. The purchase price for the acquisition was cash consideration of approximately $104,750,000, subject to closing adjustments.  The Shiloh business is being primarily operated by TWB and as part of the Steel Processing segment and its operating results have been included in the Company’s consolidated statement of earnings since the date of acquisition.  Proforma results, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results.

The acquisition consisted of three laser welding facilities that are being operated as part of our TWB joint venture and one blanking facility that is operated as part of our core Steel Processing operations. Approximately $20,000,000 of the total goodwill relates to TWB, which will be treated as a separate reporting unit for purposes of goodwill impairment testing going forward.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition of Shiloh, the Company identified and valued the following intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$34,500	15-20
Non-compete agreement	290	3
In-process research & development	1,300	Indefinite
Total acquired identifiable intangible assets	$36,090

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

(in thousands)	Preliminary Valuation	Measurement Period Adjustments	Revised Valuation
Accounts receivable	$44,191	$-	$44,191
Inventories	13,971	-	13,971
Property, plant and equipment	30,461	-	30,461
Intangible assets	34,280	1,810	36,090
Operating lease assets	59,905	-	59,905
Total identifiable assets	182,808	1,810	184,618
Accounts payable	(44,822)	-	(44,822)
Current operating lease liabilities	(1,555)	-	(1,555)
Noncurrent operating lease liabilities	(58,350)	-	(58,350)
Net identifiable assets	78,081	1,810	79,891
Goodwill	26,669	(1,810)	24,859
Purchase price	$104,750	$-	$104,750

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

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$660	Accounts payable	$6,207
	Other assets	-	Other liabilities	1,068
Total		$660		$7,275

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$8,555	Accounts payable	$6,916
	Other assets	313	Other liabilities	545
		8,868		7,461
Foreign currency exchange contracts	Other assets	60	Accounts payable	390
Total		8,928		7,851

Total derivative instruments		$9,588		$15,126

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $15,660,000 increase in “Receivables” with a corresponding increase in “Accounts payable”.

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

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $16,594,000 increase in “Receivables” with a corresponding increase in “Accounts payable”.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions.  These derivative instruments are designated and qualify as cash flow hedges.  The earnings effects of these derivative instruments are presented in the same statement of earnings line items as the earnings effects of the hedged items.  For derivative instruments designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instruments.

The following table summarizes our cash flow hedges outstanding at November 30, 2021:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$221,292	December 2021 - December 2022
Foreign currency exchange contracts	6,082	December 2021 - March 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings (loss) for derivative instruments designated as cash flow hedges for the periods presented:

(in thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended November 30, 2021:
Commodity contracts	$(21,002)	Cost of goods sold	$47,706
Interest rate contracts	-	Interest expense	27
Foreign currency exchange contracts	60	Miscellaneous income, net	3
Total	$(20,942)		$47,736

For the three months ended November 30, 2020:
Commodity contracts	$16,381	Cost of goods sold	$(2,690)
Interest rate contracts	-	Interest expense	(470)
Total	$16,381		$(3,160)

For the six months ended November 30, 2021:
Commodity contracts	$14,218	Cost of goods sold	$83,165
Interest rate contracts	-	Interest expense	(13)
Foreign currency exchange contracts	61	Miscellaneous income, net	3
Total	$14,279		$83,155

For the six months ended November 30, 2020:
Commodity contracts	$16,765	Cost of goods sold	$(5,331)
Interest rate contracts	-	Interest expense	(697)
Total	$16,765		$(6,028)

The estimated net amount of the gains recognized in AOCI at November 30, 2021 expected to be reclassified into net earnings within the succeeding twelve months is $6,192,000 (net of tax of $2,798,000).  This amount was computed using the fair value of the cash flow hedges at November 30, 2021, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2022 and May 31, 2023.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at November 30, 2021:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$119,233	December 2021 - August 2023
Foreign currency exchange contracts	(7,189)	December 2021 - July 2022

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended November 30,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$(10,135)	$8,905
Foreign currency exchange contracts	Miscellaneous income, net	(588)	1
Total		$(10,723)	$8,906

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Six Months Ended November 30,
(in thousands)	Recognized in Earnings	2021	2020
Commodity contracts	Cost of goods sold	$(19,392)	$12,198
Foreign currency exchange contracts	Miscellaneous income, net	(249)	(73)
Total		$(19,641)	$12,125

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

Recurring Fair Value Measurements

At November 30, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$9,588	$-	$9,588
Total assets	$-	$9,588	$-	$9,588

Liabilities
Derivative instruments (1)	$-	$15,126	$-	$15,126
Total liabilities	$-	$15,126	$-	$15,126

At May 31, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$78,148	$-	$78,148
Total assets	$-	$78,148	$-	$78,148

Liabilities
Derivative instruments (1)	$-	$15,197	$-	$15,197
Total liabilities	$-	$15,197	$-	$15,197

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $771,923,000 and $792,632,000 at November 30, 2021 and May 31, 2021, respectively.  The carrying amount of long-term debt, including current maturities, was $702,172,000 and $710,489,000 at November 30, 2021 and May 31, 2021, respectively.

NOTE S – Subsequent Events

On November 1, 2021, the Company signed an agreement to acquire all of the issued and outstanding capital stock of Tempel Steel Company (“Tempel”), effective December 1, 2021. The purchase price, after adjustments for preliminary working capital and closing cash, was $275 million plus the assumption of certain long-term liabilities and was funded primarily with cash on hand and some borrowing from the Company’s lines of credit.  Tempel is a leading manufacturer of precision motor and transformer laminations for the electrical steel market and is headquartered in Chicago, Illinois, with additional manufacturing locations in Burlington, Canada, Changzhou, China, Chennai, India and Monterrey, Mexico. The acquired business will be operated as part of our Steel Processing segment.

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

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around the end markets which it served.  As a result, these operations have been redefined under three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. These new reportable segments are in addition to our Steel Processing operating segment.  Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable information for the new segment structure.  A discussion of each of these new reportable operating segments is included below:

Reportable Segments	Description
Consumer Products

The Consumer Products reportable segment is comprised of brands that offer market-leading products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™ and Worthington Pro-Grade™.  This market sector includes propane-filled cylinders for torches, camping stoves and other applications, certain propane gas (LPG) cylinders, hand-held torches, Balloon Time® helium-filled balloon kits, and specialized hand tools and instruments.  These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

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

Other

Divested businesses historically reported within Pressure Cylinders but no longer included in the Company’s management structure are presented within the "Other" category, on a historical basis, through the date of disposal.  For the periods presented, these include the following:  Structural Composites Industries, LLC (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition (November 1, 2019) as well as certain income and expense items not allocated to our operating segments.

As of November 30, 2021, we held equity positions in nine joint ventures.  Four of these joint ventures are consolidated within the Steel Processing segment with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings (loss) and consolidated statements of comprehensive income (loss), respectively.  The remaining five of our joint ventures are accounted for using the equity method.

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

•

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for approximately $20 million, resulting in a pre-tax gain of $12.1 million within restructuring and other (income) expense, net. WSP continues to operate locations in Jackson and Taylor, Michigan.

•

On August 20, 2021, the Company amended and restated its existing multi-year, revolving credit facility, extending the final maturity to August 20, 2026.  The aggregate commitments available under the amended and restated revolving credit facility remain at $500 million.

•

On December 1, 2021, the Company acquired all of the issued and outstanding capital stock of Tempel Steel Company (“Tempel”), a leading manufacturer of precision motor and transformer laminations for the electrical steel market.  The purchase price consisted of cash consideration of approximately $275 million, after adjustments for estimated excess working capital and closing cash, plus the assumption of certain long-term liabilities.  The purchase price is subject to post-closing adjustments and was funded primarily with existing cash and some borrowing from our lines of credit.  Tempel, which will operate as part of the Company’s Steel Processing business segment, employs approximately 1,500 people and is headquartered in Chicago, Illinois, with additional manufacturing locations in Burlington, Canada, Changzhou, China, Chennai, India and Monterrey, Mexico.

•	During the first six months of fiscal 2022, the Company repurchased a total of 1,235,000 of its common shares for $73.6 million, at an average purchase price of $59.57.

•

On December 16, 2021, the Worthington Industries Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per share payable on March 29, 2022, to shareholders of record on March 15, 2022.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the second quarter of each of fiscal 2022 and fiscal 2021 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 52% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and Stellantis (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of two of our unconsolidated joint ventures, Serviacero Worthington and ArtiFlex, are also to the automotive market.

Approximately 22% of the net sales of our Steel Processing operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments, and approximately 26% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and sustainable energy.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2021	2020	Inc / (Dec)	2021	2020	Inc / (Dec)
U.S. GDP (% growth (decline) year-over-year) [1]	7.2%	(3.0%)	10.2%	7.7%	(3.4%)	11.1%
Hot-Rolled Steel ($ per ton) [2]	$1,888	$625	$1,263	$1,825	$550	$1,275
Detroit Three Auto Build (000's vehicles) [3]	1,481	1,868	(387)	2,856	3,718	(862)
No. America Auto Build (000's vehicles) [3]	3,170	4,076	(906)	6,413	7,834	(1,421)
Zinc ($ per pound) [4]	$1.46	$1.11	$0.35	$1.41	$1.03	$0.38
Natural Gas ($ per mcf) [5]	$5.26	$2.64	$2.62	$4.47	$2.28	$2.19
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.57	$2.41	$1.16	$3.45	$2.42	$1.03

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

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  Based on the recent decline in steel prices, we expect to have meaningful inventory holding losses in the third quarter of fiscal 2022.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2022 (first and second quarters), fiscal 2021 and fiscal 2020:

	Fiscal Year
(Dollars per ton [1] )	2022	2021	2020
1st Quarter	$1,762	$475	$564
2nd Quarter	$1,888	$625	$526
3rd Quarter	N/A	$1,016	$571
4th Quarter	N/A	$1,358	$527
Annual Avg.	$1,825	$869	$547

[1]	CRU Hot-Rolled Index; period average

Sales to one Steel Processing customer in the automotive industry represented 15.6% and 13.8% of consolidated net sales during the second quarter of fiscal 2022 and fiscal 2021, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the second quarter of fiscal 2022, vehicle production for the Detroit Three automakers was down 21% from the first quarter of fiscal 2021, while North American vehicle production as a whole was down 22%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Second Quarter – Fiscal 2022 Compared to Fiscal 2021

The following discussion provides a review of results for the three months ended November 30, 2021 and 2020.

	Three Months Ended
	November 30,
(Dollars in millions)	2021	2020	Increase/ (Decrease)
Net sales	$1,232.8	$731.1	$501.7
Operating income	90.5	37.4	53.1
Equity income	60.2	25.6	34.6
Net earnings (loss) attributable to controlling interest	110.3	(74.0)	184.3
Earnings (loss) per diluted share attributable to controlling interest	2.15	(1.40)	3.55

Net Sales and Volume

The following table provides the percentage of net sales by reportable operating segment for the three months ended November 30, 2021 and 2020.

	Three Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Steel Processing	$937.8	76.1%	$468.7	64.1%	$469.1
Consumer Products	140.8	11.4%	117.5	16.1%	23.3
Building Products	121.1	9.8%	94.0	12.9%	27.1
Sustainable Energy Solutions	33.1	2.7%	34.0	4.7%	(0.9)
Other	-	0.0%	16.9	2.3%	(16.9)
Consolidated Net Sales	$1,232.8	100.0%	$731.1	100.0%	$501.7

The following table provides volume by reportable business segment for the three months ended November 30, 2021 and 2020.

	Three Months Ended
	November 30,

			Increase/
	2021	2020	(Decrease)
Steel Processing (Tons)	1,067,589	1,023,979	43,610
Consumer Products (Units)	18,698,589	16,657,815	2,040,774
Building Products (Units)	2,565,025	2,264,576	300,449
Sustainable Energy Solutions (Units)	155,001	247,289	(92,288)
Other (Units)	-	11,066	(11,066)
•	Steel Processing – Net sales almost doubled over the prior year quarter to $937.8 million. The increase was driven by higher average selling prices and, to a lesser extent, contributions from the acquisition of the Shiloh Industries U.S. BlankLight® business on June 8, 2021.

•

Consumer Products – Net sales increased 19.8%, or $23.3 million, over the prior year quarter.  The increase was driven primarily by the acquisition of General Tools & Instruments Company LLC in the third quarter of fiscal 2021, and to a lesser extent, higher average selling prices.

•

Building Products – Net sales increased 28.8%, or $27.1 million, over the prior year quarter. The increase was driven by higher average selling prices ($21.8 million) and higher volume ($11.9 million), partially offset by an unfavorable shift in product mix. Volume in the prior year quarter was at depressed levels due to the impact of the COVID-19 pandemic.

•

Sustainable Energy Solutions – Net sales decreased $0.9 million, or 2.7%, from the prior year quarter.  The decrease was driven by lower volume, which was negatively impacted by the May 31, 2021 divestiture of the Liquified Petroleum Gas (“LPG”) business in Poland, as well as the ongoing semi-conductor chip shortage.

Gross Margin

	Three Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Gross Margin	$184.6	15.0%	$135.5	18.5%	$49.1

•

Gross margin increased $49.1 million over the prior year quarter to $184.6 million.  The improvement over the prior year quarter was primarily due to improved spreads in Steel Processing and, to a lesser extent, higher overall volume across all operating segments except Sustainable Energy Solutions.

Selling, General and Administrative Expense

	Three Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Selling, general and administrative expense	$96.1	7.8%	$82.1	11.2%	$14.0

•

SG&A expense increased $14.0 million over the prior year quarter.  The increase was driven primarily by higher profit sharing and bonus expense to correspond with the increase in earnings over the prior year quarter.

Other Operating Costs

	Three Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Impairment of long-lived assets	$-	$3.8	$(3.8)
Restructuring and other (income) expense, net	(2.0)	7.6	(9.6)
Incremental expenses related to Nikola gains	-	4.6	(4.6)

•

There were no impairment charges recorded in the second quarter of fiscal 2022. Impairment charges in the prior year quarter related primarily to the Company’s former cryogenics business in Theodore, Alabama, which was sold in October 2020.

•

Restructuring activity during the three months ended November 30, 2021 related primarily to the Company’s exit from the former Cabs facility located in Stow, Ohio which generated a pre-tax gain of $1.8 million within restructuring and other (income) expense, net.  Restructuring activity in the prior year quarter primarily resulted from a $7.6 million pre-tax loss within the historical Pressure Cylinders segment on the sale of the former cryogenics business previously operated out of Theodore, Alabama.

•	Incremental expenses related to Nikola gains of $4.6 million in the prior year quarter consisted of discretionary profit sharing and bonus expenses related to the Company’s investment in Nikola.

Equity Income

	Three Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
WAVE	$22.4	$17.3	$5.1
ClarkDietrich	27.5	5.4	22.1
Serviacero Worthington	8.8	1.9	6.9
ArtiFlex	1.8	1.2	0.6
Other	(0.3)	(0.2)	(0.1)
Total Equity Income	$60.2	$25.6	$34.6

•

Equity income increased $34.6 million over the prior year quarter to $60.2 million.  The increase was driven by higher contributions from ClarkDietrich, WAVE, and Serviacero Worthington, up a total of $34.1 million due to the favorable actions taken by management to address higher steel prices combined with strong volume. The Company received cash distributions of $28.9 million from unconsolidated joint ventures during the current quarter.

Other Income

	Three Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Miscellaneous income, net	$1.0	$0.4	$0.6
Gains (loss) on investment in Nikola	-	(143.8)	143.8

•

During the prior year quarter, the Company recognized a pre-tax loss of $143.8 million comprised of mark-to-market losses, resulting from the $20.40 drop in the share price of Nikola common stock during the three months ended November 30, 2020.

Adjusted EBIT

We evaluate segment performance based on adjusted earnings before interest and taxes (“EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations.  Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations. Refer to “Note O – Segment Operations” for additional information regarding our reportable operating segments.

The following table provides a reconciliation of consolidated net earnings (loss) attributable to controlling interest to adjusted EBIT for the periods presented:

	Three Months Ended
	November 30,
(In millions)	2021	2020
Net earnings (loss) attributable to controlling interest	$110.3	$(74.0)
Interest expense	7.3	7.5
Income tax expense (benefit)	31.2	(19.4)
Earnings (loss) before interest and taxes	$148.8	$(85.9)
Impairment of long-lived assets	-	3.8
Restructuring and other (income) expense, net (1)	(1.9)	7.4
Incremental expenses related to Nikola gains	-	4.6
Loss on investment in Nikola	-	143.8
Adjusted earnings before interest and taxes (1)	$146.9	$73.7
(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Three Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Steel Processing	71.9	34.4	37.5
Consumer Products	17.6	17.4	0.2
Building Products	54.7	26.0	28.7
Sustainable Energy Solutions	0.8	1.5	(0.7)
Other	1.9	(5.6)	7.5
Total Adjusted EBIT	$146.9	$73.7	73.2

•

Steel Processing – Adjusted EBIT was up $37.5 million over the prior year quarter to $71.9 million on improved operating results and a higher contribution of equity income from Serviacero Worthington, which was up $6.9 million due to the favorable impact of higher steel prices.  Direct spreads in the current quarter benefited from significant inventory holding gains, estimated to be $42.1 million in the current quarter, compared to immaterial inventory holding gains in the prior year quarter, partially offset by a higher gap in the current quarter between the cost of steel and scrap prices.  The mix of direct versus toll tons processed was 47% to 53% in the current quarter, compared to 48% to 52% in the prior year quarter.

•	Consumer Products – Adjusted EBIT was up $0.2 million over the prior year quarter to $17.6 million, as higher material and conversion costs largely offset the impact of higher net sales.

•

Building Products – Adjusted EBIT of $54.7 million was $28.7 million more than the prior year quarter, due primarily to higher equity earnings at ClarkDietrich and WAVE, up $27.2 million on strong volume and the favorable impact of higher steel prices.  Operating income was up $1.4 million on the combined impact of higher volume and higher average selling prices, partially offset by an increase in labor and material costs.  Volume in the prior year quarter had been at depressed levels due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Adjusted EBIT was $0.8 million compared to $1.5 million in the prior year quarter, on the combined impact of lower volume and an unfavorable product mix.  Both volume and mix in the current quarter were negatively impacted by the effect the ongoing semi-conductor chip shortage had on this segment’s customers in the transportation business.  Volume in the current quarter was also negatively impacted by the May 31, 2021, divestiture of the Liquified Petroleum Gas business in Poland.  This business continues to evolve as it transitions to serve the global hydrogen ecosystem and adjacent sustainable energies.

Interest Expense

	Three Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Interest Expense	$7.3	$7.5	$(0.2)

•	Interest expense of $7.3 million for the current quarter was down slightly, compared to $7.5 million in the prior year quarter, primarily due to favorable exchange rates on our euro-denominated debt.

Income Taxes

	Three Months Ended
	November 30,
(In millions)	2021	Effective Tax Rate	2020	Effective Tax Rate	Increase/ (Decrease)
Income tax expense (benefit)	$31.2	22.8%	$(19.4)	21.5%	$50.6

•

Income tax expense was $31.2 million in the current quarter compared to an income tax benefit of $19.4 million in the prior year quarter.  The change was driven by higher pre-tax earnings in the current quarter and the impact of the unrealized mark-to-market loss related to the Company’s investment in Nikola in the prior year quarter.  Tax expense in the current quarter reflected an estimated annual effective rate of 22.8% compared to 21.5% for the prior year quarter.  For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Six Months Year-to-date – Fiscal 2022 Compared to Fiscal 2021

The following discussion provides a review of results for the six months ended November 30, 2021 and 2020.

	Six Months Ended
	November 30,
(Dollars in millions)	2021	2020	Increase/ (Decrease)
Net sales	$2,343.7	$1,434.0	$909.7
Operating income	226.3	7.3	219.0
Equity income	113.1	49.2	63.9
Net earnings attributable to controlling interest	242.8	542.7	(299.9)
Earnings per diluted share attributable to controlling interest	4.71	9.97	(5.26)
Net Sales and Volume

The following table provides the percentage of net sales by reportable operating segment for the six months ended November 30, 2021 and 2020.

	Six Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Steel Processing	$1,760.7	75.1%	$899.7	62.7%	$861.0
Consumer Products	288.6	12.3%	251.1	17.5%	37.5
Building Products	235.9	10.1%	182.1	12.7%	53.8
Sustainable Energy Solutions	58.6	2.5%	61.9	4.3%	(3.3)
Other	-	0.0%	39.2	2.7%	(39.2)
Consolidated Net Sales	$2,343.8	100.0%	$1,434.0	100.0%	$909.8

The following table provides volume by reportable business segment for the six months ended November 30, 2021 and 2020.

	Six Months Ended
	November 30,
			Increase/
	2021	2020	(Decrease)
Steel Processing (Tons)	2,129,877	1,952,423	177,454
Consumer Products (Units)	40,086,729	35,478,377	4,608,352
Building Products (Units)	5,450,736	4,986,611	464,125
Sustainable Energy Solutions (Units)	285,677	437,197	(151,520)
Other (Units)	-	21,626	(21,626)

•

Steel Processing – Net sales almost doubled over the prior year period to $1,760.7 million. The increase was driven by higher average selling prices, and contributions from the acquisition of the Shiloh Industries U.S. BlankLight® business on June 8, 2021.

•

Consumer Products – Net sales increased 14.9%, or $37.5 million, over the prior year period.  The increase was driven primarily by higher volume due, in large part, to the acquisition of General Tools & Instruments Company LLC in the third quarter of fiscal 2021.

•

Building Products – Net sales increased 29.5%, or $53.8 million, over the prior year period. The increase was driven by higher average selling prices ($37.8 million) and to a lesser extent higher volume ($16.0 million), which were at depressed levels in the prior year period due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Net sales decreased $3.3 million, or 5.3%, from the prior year period.  The decrease was driven primarily by lower volume, which was negatively impacted by the May 31, 2021 divestiture of the LPG business in Poland as well as the ongoing semi-conductor chip shortage.

Gross Margin

	Six Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Gross Margin	$404.0	17.2%	$248.8	17.4%	$155.2

•

Gross margin increased $155.2 million over the prior year period to $404.0 million.  The improvement over the prior year period was primarily due to improved spreads in Steel Processing and, to a lesser extent, higher overall volume across all operating segments except Sustainable Energy Solutions.

Selling, General and Administrative Expense

	Six Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Selling, general and administrative expense	$192.0	8.2%	$164.3	11.5%	$27.7

•

SG&A expense increased $27.7 million over the prior year period.  The increase was driven primarily by higher profit sharing and bonus expense to correspond with the increase in operating income over the prior year period.

Other Operating Costs

	Six Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Impairment of long-lived assets	$-	$13.7	$(13.7)
Restructuring and other (income) expense, net	(14.3)	9.4	(23.7)
Incremental expenses related to Nikola gains	-	54.1	(54.1)

•

There were no impairment charges recorded during the current period. Impairment charges in the prior year period related primarily to the write-down of certain assets in the Company’s former cryogenics and oil and gas businesses.

•

Restructuring activity during the six months ended November 30, 2021, related primarily to the divestiture of the WSP joint venture’s facilities in Canton, Michigan, which generated a pre-tax gain of $12.1 million within restructuring and other (income) expense, net and our exit from the former Cabs facility located in Stow, Ohio, which generated a pre-tax gain of $1.8 million within restructuring and other (income) expense, net.  Restructuring activity in the prior year period primarily resulted from a $7.1 million pre-tax loss within the historical Pressure Cylinders segment on the sale of the former cryogenics business previously operated out of Theodore, Alabama and severance expense in connection with the reduction in workforce in Steel Processing related to the impact of COVID-19.

•

Incremental expenses related to Nikola gains of $54.1 million consisted of $33.5 million of discretionary profit sharing and bonus expenses directly related to the Nikola gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation.

Equity Income

	Six Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
WAVE	$48.1	$35.0	$13.1
ClarkDietrich	44.8	10.3	34.5
Serviacero Worthington	18.1	3.2	14.9
ArtiFlex	3.0	1.1	1.9
Other	(0.9)	(0.4)	(0.5)
Total Equity Income	$113.1	$49.2	$63.9

•

Equity income increased $63.9 million over the prior year period to $113.1 million.  The increase was driven by higher contributions from ClarkDietrich, WAVE, and Serviacero Worthington, up a combined $62.5 million on strong volume and the favorable impact of higher steel prices. The Company received cash distributions of $48.6 million from unconsolidated joint ventures during the current year period.

Other Income

	Six Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Miscellaneous income, net	$1.7	$0.8	$0.9
Gains on investment in Nikola	-	652.3	(652.3)

•

Gains on investment in Nikola totaled $652.3 million and consisted of $508.5 million of realized gains from the sale and charitable contribution of the Company’s Nikola shares in the first quarter of fiscal 2021 combined with a $143.8 million unrealized gain related to the 7,048,020 shares of Nikola common stock the Company continued to own at November 30, 2020.

Adjusted EBIT

The following table provides a reconciliation of consolidated net earnings (loss) attributable to controlling interest to adjusted EBIT for the periods presented:

	Six Months Ended
	November 30,
(In millions)	2021	2020
Net earnings attributable to controlling interest	$242.8	$542.6
Interest expense	15.0	15.1
Income tax expense	71.4	144.3
Earnings before interest and taxes	$329.2	$702.0
Impairment of long-lived assets	-	13.7
Restructuring and other (income) expense, net (1)	(8.3)	9.3
Incremental expenses related to Nikola gains	-	54.1
Gains on investment in Nikola	-	(652.4)
Adjusted earnings before interest and taxes (1)	$320.9	$126.7
(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Six Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Steel Processing	$179.6	$48.6	$131.0
Consumer Products	38.1	41.3	(3.2)
Building Products	103.5	49.3	54.2
Sustainable Energy Solutions	(1.8)	1.0	(2.8)
Other	1.5	(13.5)	15.0
Total Adjusted EBIT	$320.9	$126.7	194.2

•

Steel Processing – Adjusted EBIT was up $131.0 million over the prior year period to $179.6 million on improved operating results and a higher contribution of equity income from Serviacero Worthington, which was up $14.9 million due to the favorable impact of higher steel prices.  Direct spreads in the current year period benefited from significant inventory holding gains, estimated to be $89.1 million, compared to inventory holding losses in the prior year period of $6.6 million, partially offset by a higher gap in the current year period between the cost of steel and scrap prices.  The mix of direct versus toll tons processed was 48% to 52% in the current year period, compared to 49% to 51% in the prior year period.

•	Consumer Products – Adjusted EBIT was down $3.2 million over the prior year period to $38.1 million as higher material and conversion costs more than offset the impact of higher net sales.

•

Building Products – Adjusted EBIT of $103.5 million was $54.2 million more than the prior year period, due primarily to higher equity earnings at ClarkDietrich and WAVE, up $47.7 million on strong volume and the favorable impact of higher steel prices.  Operating income was up $7.7 million on the combined impact of higher volume and higher average selling prices, partially offset by an increase in labor and material costs.  Volume in the prior year period had been at depressed levels due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Adjusted EBIT reflected a loss of $1.8 million, unfavorable by $2.8 million when compared to the prior year period, on the combined impact of lower volume, and an unfavorable product mix.  Both volume and mix in the current period were negatively impacted by the ongoing semi-conductor chip shortage.  Volume in the current period was also negatively impacted by the May 31, 2021, divestiture of the LPG business in Poland.

Interest Expense

	Six Months Ended
	November 30,
			Increase/
(In millions)	2021	2020	(Decrease)
Interest Expense	$15.0	$15.1	$(0.1)

•

Interest expense of $15.0 million for the current year period was down slightly, compared to $15.1 million in the prior year period, primarily due to favorable exchange rates on our euro-denominated debt.

Income Taxes

	Six Months Ended
	November 30,
(In millions)	2021	Effective Tax Rate	2020	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$71.4	22.8%	$144.3	21.5%	$(72.9)

•

Income tax expense decreased $72.9 million from the comparable period in the prior year due to the impact of the Nikola gains and associated expenses in the prior year period, partially offset by higher pre-tax earnings in the current year period. The current year period tax expense reflected an estimated annual effective income tax rate of 22.8% versus 21.5% in the prior year period. For additional information regarding the Company’s income taxes, refer to “NOTE M – Income Taxes”.

Liquidity and Capital Resources

During the six months ended November 30, 2021 we invested $48.2 million in property, plant and equipment and paid $104.8 million to acquire certain assets of the Shiloh Industries U.S BlankLight ® business.  Additionally, Worthington Industries, Inc. acquired 1,235,000 of its common shares at a cost of $73.6 million and paid dividends of $29.3 million on Worthington Industries, Inc.’s common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended
	November 30,
(in millions)	2021	2020
Net cash (used) provided by operating activities	$(168.9)	$224.8
Net cash (used) provided by investing activities	(124.1)	460.4
Net cash used by financing activities	(122.1)	(119.3)
(Decrease) increase in cash and cash equivalents	(415.1)	565.9
Cash and cash equivalents at beginning of period	640.3	147.2
Cash and cash equivalents at end of period	$225.2	$713.1

As disclosed previously in “NOTE S – Subsequent Events”, the Company closed its acquisition of Tempel Steel Company on December 1, 2021, for approximately $275 million, which was funded primarily with existing cash and some borrowing from our lines of credit.  Following the acquisition, we continue to believe that the available borrowing capacity of our committed lines of credit is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.

Although we do not currently anticipate a need, we also believe that we could access the financial markets to be in a position to sell long-term debt or equity securities to strengthen our liquidity or capital resources.  However, the COVID-19 pandemic, supply chain issues, labor shortages and other national and global economic conditions, could create uncertainty and volatility in the financial markets which may impact our ability to obtain such additional capital on terms acceptable to us, if at all, and such debt financing or additional equity could increase our interest cost and/or dilute the interests of our existing shareholders.

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

Net cash used by operating activities was $168.9 million during the six months ended November 30, 2021, a decrease of $393.7 million from the net cash provided by operating activities in the prior year period.  This decrease was primarily due to a $490.4 million increase in operating working capital (accounts receivable, inventory, and accounts payable) requirements over the prior year-to-date period, mainly driven by higher steel prices.

Investing Activities

Net cash used by investing activities was $124.1 million during the six months ended November 30, 2021 compared to net cash provided by investing activities of $460.4 million in the prior year period.  Net cash provided by investing activities in the prior year period resulted primarily from proceeds from the sale of Nikola shares which totaled $487.9 million.  Net cash used by investing activities in the current year period resulted primarily from the purchase of the Shiloh Industries U.S BlankLight ® business on June 8, 2021, for $104.8 million.  Capital expenditures in the current year period totaled $48.2 million, a decrease of $0.7 million from the prior year period.

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

Financing Activities

Net cash used by financing activities was $122.1 million during the six months ended November 30, 2021 compared to $119.3 million in the prior year period. During the six months ended November 30, 2021, Worthington Industries, Inc. paid $73.6 million to repurchase 1,235,000 of Worthington Industries, Inc.’s common shares and paid dividends of $29.3 million on Worthington Industries, Inc.’s common shares. During the six months ended November 30, 2020, we paid $92.9 million to repurchase 2,318,464 of Worthington Industries, Inc.’s common shares and paid dividends of $26.8 million on Worthington Industries, Inc.’s common shares.

Long-term debt and short-term borrowings – As of November 30, 2021, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at November 30, 2021 were unchanged from those reported as of May 31, 2021.

Common shares – On September 29, 2021, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per common share payable on December 29, 2021, to shareholders of record on December 15, 2021.  This represented a $0.03 per common share increase over the dividend paid in the prior year quarter.  On December 16, 2021, the Worthington Industries Board declared a quarterly dividend for the third quarter of fiscal 2022 of $0.28 per share payable on March 29, 2022, to shareholders of record on March 15, 2022.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.  These common shares may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.  On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000.  As of November 30, 2021, 8,065,000 common shares remained available for repurchase under these authorizations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies.  Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Form 10-K.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2021).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended November 30, 2021) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended November 30, 2021:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
September 1-30, 2021	65,000	$53.55	65,000	8,235,000
October 1-31, 2021	170,000	54.39	170,000	8,065,000
November 1-30, 2021	-	-	-	8,065,000
Total	235,000	$54.03	235,000
(1)

The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under authorizations of the Worthington Industries Board.  On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares. On March 24, 2021, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s outstanding common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000.  A total of 1,935,000 common shares have been repurchased since the latest authorization, leaving 8,065,000 common shares available for repurchase under the existing authorizations at November 30, 2021.

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

2.1

Equity Purchase Agreement, dated as of October 29, 2021, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc., and Tempel Steel Company (Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K of Worthington Industries, Inc. dated November 1, 2021 and filed with the SEC on the same date (SEC File No. 1-8399)) †

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)) P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
†

The Disclosure Schedules and Exhibits referenced in the Equity Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K.  Worthington Industries, Inc. will supplementally furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission on a confidential basis upon request.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at November 30, 2021 and May 31, 2021;
(ii)	Consolidated Statements of Earnings (Loss) for the three months and six months ended November 30, 2021 and November 30, 2020;
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended November 30, 2021 and November 30, 2020;
(iv)	Consolidated Statements of Cash Flows for the three months and six months ended November 30, 2021 and November 30, 2020; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: January 10, 2022	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)