Form 10-Q
period 2022-02-28
WORTHINGTON INDUSTRIES INC
filed 2022-04-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On March 31, 2022, the number of Common Shares, without par value, issued and outstanding was 50,131,374.

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

•	the effect of conditions in national and worldwide financial markets, including inflation and increases in interest rates, and with respect to the ability of financial institutions to provide capital;
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
•

the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages (especially in light of the COVID-19 pandemic), interruption in utility services, civil unrest, international conflicts (especially in light of Russia’s invasion of Ukraine), terrorist activities, pandemics or other causes;

•	changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•

risks associated with doing business internationally, including economic, political and social instability (especially in light of Russia’s invasion of Ukraine), foreign currency exchange rate exposure and the acceptance of our products in global markets;

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
•

other risks described from time to time in the filings of Worthington Industries, Inc. with the United States Securities and Exchange Commission, including those described in “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 28,	May 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$44,324	$640,311
Receivables, less allowances of $1,447 and $608 at February 28, 2022
and May 31, 2021, respectively	856,656	639,964
Inventories:
Raw materials	372,074	266,208
Work in process	284,817	183,413
Finished products	212,307	115,133
Total inventories	869,198	564,754
Income taxes receivable	2,755	1,958
Assets held for sale	33,533	51,956
Prepaid expenses and other current assets	90,513	69,049
Total current assets	1,896,979	1,967,992
Investments in unconsolidated affiliates	303,422	233,126
Operating lease assets	98,034	35,101
Goodwill	407,318	351,056
Other intangible assets, net of accumulated amortization of $90,433 and
$80,513 at February 28, 2022 and May 31, 2021, respectively	304,187	240,387
Other assets	33,723	30,566
Property, plant and equipment:
Land	51,081	21,744
Buildings and improvements	297,266	271,196
Machinery and equipment	1,179,426	1,046,065
Construction in progress	76,825	53,903
Total property, plant and equipment	1,604,598	1,392,908
Less: accumulated depreciation	910,101	877,891
Total property, plant and equipment, net	694,497	515,017
Total assets	$3,738,160	$3,373,245

Liabilities and equity
Current liabilities:
Accounts payable	$722,284	$567,392
Short-term borrowings	111,909	-
Accrued compensation, contributions to employee benefit plans and
related taxes	94,355	137,698
Dividends payable	16,003	16,536
Other accrued items	64,384	52,250
Current operating lease liabilities	12,630	9,947
Income taxes payable	4,854	3,620
Current maturities of long-term debt	277	458
Total current liabilities	1,026,696	787,901
Other liabilities	128,256	82,824
Distributions in excess of investment in unconsolidated affiliate	87,413	99,669
Long-term debt	700,739	710,031
Noncurrent operating lease liabilities	86,565	27,374
Deferred income taxes, net	104,886	113,751
Total liabilities	2,134,555	1,821,550
Shareholders' equity - controlling interest	1,451,366	1,398,193
Noncontrolling interests	152,239	153,502
Total equity	1,603,605	1,551,695
Total liabilities and equity	$3,738,160	$3,373,245

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net sales	$1,378,235	$759,109	$3,721,914	$2,193,110
Cost of goods sold	1,235,107	595,011	3,174,821	1,780,180
Gross margin	143,128	164,098	547,093	412,930
Selling, general and administrative expense	102,945	86,895	294,926	251,220
Impairment of long-lived assets	3,076	-	3,076	13,739
Restructuring and other (income) expense, net	(504)	28,212	(14,782)	37,656
Incremental expenses related to Nikola gains	-	(781)	-	53,300
Operating income	37,611	49,772	263,873	57,015
Other income (expense):
Miscellaneous income, net	393	539	2,063	1,366
Interest expense	(8,140)	(7,558)	(23,170)	(22,696)
Equity in net income of unconsolidated affiliates	47,466	31,674	160,600	80,939
Gains on investment in Nikola	-	2,740	-	655,102
Earnings before income taxes	77,330	77,167	403,366	771,726
Income tax expense	18,683	4,485	90,059	148,818
Net earnings	58,647	72,682	313,307	622,908
Net earnings attributable to noncontrolling interests	2,305	5,073	14,173	12,668
Net earnings attributable to controlling interest	$56,342	$67,609	$299,134	$610,240

Basic
Weighted average common shares outstanding	49,749	52,149	50,331	53,076
Earnings per share attributable to controlling interest	$1.13	$1.30	$5.94	$11.50

Diluted
Weighted average common shares outstanding	50,641	53,217	51,275	54,077
Earnings per share attributable to controlling interest	$1.11	$1.27	$5.83	$11.28

Common shares outstanding at end of period	49,364	51,813	49,364	51,813

Cash dividends declared per share	$0.28	$0.25	$0.84	$0.75

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net earnings	$58,647	$72,682	$313,307	$622,908
Other comprehensive income (loss)
Foreign currency translation, net of tax	(1,482)	1,359	(10,324)	8,616
Pension liability adjustment, net of tax	1,368	(103)	1,364	265
Cash flow hedges, net of tax	(19,234)	27,590	(72,520)	45,371
Other comprehensive income (loss)	(19,348)	28,846	(81,480)	54,252
Comprehensive income	39,299	101,528	231,827	677,160
Comprehensive income attributable to noncontrolling interests	2,305	5,073	14,173	12,668
Comprehensive income attributable to controlling interest	$36,994	$96,455	$217,654	$664,492

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Operating activities:
Net earnings	$58,647	$72,682	$313,307	$622,908
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	27,425	21,893	70,579	65,664
Impairment of long-lived assets	3,076	-	3,076	13,739
Provision for (benefit from) deferred income taxes	10,661	(30,129)	13,336	9,126
Bad debt expense (income)	382	(95)	896	(160)
Equity in net income of unconsolidated affiliates, net of distributions	(18,604)	(13,288)	(83,096)	(15,437)
Net (gain) loss on sale of assets	(628)	27,641	(13,830)	35,314
Stock-based compensation	4,408	4,727	11,959	14,437
Gains on investment in Nikola	-	(2,740)	-	(655,102)
Charitable contribution of Nikola shares	-	-	-	20,653
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(33,766)	(32,105)	(155,451)	(110,719)
Inventories	31,051	(96,836)	(229,813)	(6,591)
Accounts payable	51,893	62,299	50,967	157,629
Accrued compensation and employee benefits	(21,105)	10,779	(52,924)	48,591
Income taxes payable	(14,422)	(2,474)	(1,487)	36,567
Other operating items, net	(24,828)	(13,098)	(22,245)	(2,547)
Net cash provided (used) by operating activities	74,190	9,256	(94,726)	234,072

Investing activities:
Investment in property, plant and equipment	(23,645)	(16,377)	(71,804)	(65,321)
Acquisitions, net of cash acquired	(269,511)	(129,743)	(377,261)	(129,818)
Proceeds from sale of assets, net	4,083	(985)	35,904	20,595
Proceeds from sale of Nikola shares	-	146,590	-	634,449
Net cash provided (used) by investing activities	(289,073)	(515)	(413,161)	459,905

Financing activities:
Net proceeds from short-term borrowings, net of issuance costs	105,638	-	105,638	-
Principal payments on long-term obligations and debt redemption costs	(152)	(99)	(554)	(292)
Proceeds from issuance of common shares, net of tax withholdings	269	565	(6,516)	1,709
Payments to noncontrolling interests	(3,360)	(7,250)	(15,436)	(7,810)
Repurchase of common shares	(54,255)	(52,367)	(127,842)	(145,250)
Dividends paid	(14,127)	(13,215)	(43,390)	(40,027)
Net cash provided (used) by financing activities	34,013	(72,366)	(88,100)	(191,670)

Increase (decrease) in cash and cash equivalents	(180,870)	(63,625)	(595,987)	502,307
Cash and cash equivalents at beginning of period	225,194	713,130	640,311	147,198
Cash and cash equivalents at end of period	$44,324	$649,505	$44,324	$649,505

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

The Company owns controlling interests in the following four joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”) (63%), and Worthington Specialty Processing (“WSP”) (51%).  These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  Investments in unconsolidated affiliates are accounted for using the equity method.  See further discussion of our unconsolidated affiliates in “NOTE E – Investments in Unconsolidated Affiliates”.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included.  Operating results for the three months and nine months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022 (“fiscal 2022”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“fiscal 2021”) of Worthington Industries, Inc. (the “2021 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Segment Reporting: The Company’s operations are managed principally on a products and services basis.  Segment information is prepared on the same basis that the Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes.  See further discussion in “NOTE P – Segment Operations”.

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

NOTE B – Inventory

Due to the recent decline in steel pricing, the net realizable value of our inventory was lower than the cost reflected in our records at February 28, 2022.  Accordingly, we recorded a lower of cost or net realizable value adjustment during the third quarter of fiscal 2022 totaling $15,698,000 to reflect this lower value.  The entire amount related to our Steel Processing operating segment and was recorded in cost of goods sold in the consolidated statement of earnings.

NOTE C – Revenue Recognition

The following table summarizes net sales by reportable segment and product class for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Steel Processing
Direct	$1,015,716	$469,266	$2,704,411	$1,307,631
Toll	36,846	35,211	108,803	96,589
Total	1,052,562	504,477	2,813,214	1,404,220

Consumer Products (1)	161,692	115,071	450,268	366,205
Building Products (1)	132,944	96,256	368,813	278,349
Sustainable Energy Solutions (1)	31,037	32,103	89,619	93,982

Other
Oil & Gas Equipment	-	4,407	-	20,950
Engineered Cabs	-	(12)	-	1,058
Other	-	6,807	-	28,346
Total	-	11,202	-	50,354

Total	$1,378,235	$759,109	$3,721,914	$2,193,110

(1) The products contained within each of these reportable segments have similar production processes, require substantially the same raw materials, use similar equipment, and serve similar purposes. Therefore, we believe the products within each of these segments are appropriately combined for purposes of the disclosure requirements prescribed by ASC 280 and ASC 606.  See NOTE P - Segment Operations for information regarding the reorganization of our pressure cylinders business and the resulting new reportable segments, effective June 1, 2021.

We recognize revenue at a point in time, with the exception of the toll processing revenue stream and, on a historical basis, certain contracts within the oil & gas equipment revenue stream, which were recognized over time. The following table summarizes the over time revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Steel Processing - toll	$36,846	$35,211	$108,803	$96,589
Certain oil & gas equipment contracts	-	3,600	-	15,666
Total over time revenue	$36,846	$38,811	$108,803	$112,255

The following table summarizes the unbilled receivables at the dates indicated:

		February 28,	May 31,
(in thousands)	Balance Sheet Classification	2022	2021
Unbilled receivables	Receivables	$5,837	$5,317

There were no contract assets at either of the dates indicated above.

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less.  As of February 28, 2022, there were no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

NOTE D – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ-listed, publicly-traded company.  Prior to the Effective Date, the Company held an equity interest in the predecessor company, which was converted to 19,048,020 shares of Nikola common stock on the Effective Date.

The Company sold or contributed all of these shares during the nine months ended February 28, 2021, and recognized pre-tax gains of $655,102,000, which included $634,449,000 in cash proceeds and $20,653,000 in value from Nikola shares contributed to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which the Company operates. We also recognized $53,300,000 of incremental expenses in operating income related to the Nikola gains consisting of $32,647,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the charitable contribution of Nikola shares.

NOTE E – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method.  At February 28, 2022, the Company held non-controlling investments in the following affiliated companies:  ArtiFlex Manufacturing, LLC (“ArtiFlex”) (50%), Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%), Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%), Taxi Workhorse Holdings, LLC (“Cabs”) (20%), and Worthington Armstrong Venture (“WAVE”) (50%).

We received distributions from unconsolidated affiliates totaling $77,504,000 during the nine months ended February 28, 2022.  We have received cumulative distributions from WAVE in excess of our investment balance amounting to $87,413,000, which is shown as a separate liability on our consolidated balance sheet at February 28, 2022.  In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheet.  We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheet.  If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:
	February 28,	May 31,
(in thousands)	2022	2021
Cash	$12,434	$11,651
Other current assets	1,108,325	733,834
Noncurrent assets	380,016	382,585
Total assets	$1,500,775	$1,128,070

Current liabilities	$330,237	$232,626
Short-term borrowings	19,101	1,155
Current maturities of long-term debt	28,690	30,209
Long-term debt	303,647	311,871
Other noncurrent liabilities	98,838	92,209
Equity	720,262	460,000
Total liabilities and equity	$1,500,775	$1,128,070

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Net sales	$789,483	$470,988	$2,392,643	$1,327,506
Gross margin	187,602	103,035	603,778	292,645
Operating income	144,575	79,090	475,341	201,933
Depreciation and amortization	7,831	11,228	23,907	27,630
Interest expense	2,661	2,774	7,833	8,551
Income tax expense	4,478	1,159	20,938	5,211
Net earnings	136,346	76,048	449,149	193,564

NOTE F – Goodwill and Long-Lived Assets

Goodwill

(in thousands)	Steel Processing	Consumer Products (1)	Building Products (1)	Sustainable Energy Solutions (1)	Total
Balance at May 31, 2021	$20,218	$240,940	$72,273	$17,625	$351,056
Acquisitions and purchase accounting adjustments	62,709	434	-	-	63,143
Translation adjustments	(94)	-	(4,628)	(2,159)	(6,881)
Balance at February 28, 2022	$82,833	$241,374	$67,645	$15,466	$407,318

(1) In connection with the realignment of the Company's pressure cylinders business, as discussed further in “Note P - Segment Operations”, the goodwill of our former Pressure Cylinders reporting unit was allocated to the new reporting units on a relative fair value basis.

There was no goodwill associated with the Other segment at February 28, 2022, or May 31, 2021.  Accumulated goodwill impairment charges within the Other segment totaled $198,290,000 as of February 28, 2022 and May 31, 2021.

Impairment of Long-Lived Assets

Fiscal 2022: During the third quarter of fiscal 2022, management committed to plans to sell certain production equipment at the Samuel joint venture’s facility in Twinsburg, Ohio.  As all of the criteria for classification of assets held for sale were met, the net assets have been presented separately as assets held for sale in our consolidated balance sheets.  In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell.  The net book value of the production equipment exceeded its estimated fair market value less costs to sell of $700,000, resulting in an impairment charge of $3,076,000.

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

•

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value.  As a result, property, plant and equipment with a carrying value of $13,526,000 was written down to its estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000.  Additionally, the customer list intangible and technological know-how assets with a carrying value of $3,662,000 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off.  These assets were subsequently sold in October 2020.

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

NOTE G – Restructuring and Other Income, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location.  Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings for the nine months ended February 28, 2022 is summarized below:

	Balance, as of	Expense			Balance, as of
(in thousands)	May 31, 2021	(Income)	Payments	Adjustments	February 28, 2022
Early retirement and severance	$771	$(236)	$(164)	$(58)	$313
Facility exit and other costs	449	(449)	-	-	-
	$1,220	$(685)	$(164)	$(58)	$313
Net gain on sale of assets (1)(2)		(13,240)
Gain on lease buyout (3)		(857)
Restructuring and other income, net		$(14,782)

(1) On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for net cash proceeds of $19,850,000, resulting in a pre-tax gain of $12,244,000.  Net assets previously classified as held for sale were $7,606,000.

(2) During the current fiscal year, the Company sold real property in Wooster and Bremen, Ohio, for net cash proceeds of $8,723,000, resulting in pre-tax gains of $860,000. These assets were excluded from the sale of the Company’s former oil & gas equipment business in January 2021. The combined net book value classified as assets held for sale immediately prior to closing was $7,863,000.

(3) On September 10, 2021, the Company executed an agreement to buy out the remaining term of the operating lease at its fabricated products business in Stow, Ohio, for $1,100,000, resulting in a pre-tax gain of $857,000.  This facility was retained in connection with the divestiture of the Company’s former engineered cabs business and had not been operational since June 2020.

The total liability associated with our restructuring activities as of February 28, 2022 is expected to be paid in the next twelve months.

NOTE H – Contingent Liabilities and Commitments

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

Voluntary Tank Replacement Program

In February 2019, our former Structural Composites Industries, LLC subsidiary (“SCI”) agreed to participate in a tank replacement program for specific design sizes of SCI’s composite hydrogen fuel tanks, which are integrated into a customer’s hydrogen fuel cells used to fuel material handling equipment, primarily rider pallet jacks in warehouses.  As of February 28, 2022, the Company has a reserve of $4,864,000 for the estimated remaining direct costs related to the replacement program, which are expected to be paid in the next twelve months.  The actual cost incurred by the Company related to this matter may vary from the initial estimate.

NOTE I – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $16,837,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2022.  No amounts were drawn against these letters of credit at February 28, 2022.  We are also party to an operating lease for an aircraft in which we have guaranteed a residual value at lease termination.  The maximum obligation under the terms of this guarantee was approximately $18,543,000 at February 28, 2022.

NOTE J – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders.  On August 20, 2021, the Company amended and restated the Credit Facility, extending the final maturity from February 16, 2023 to August 20, 2026 while keeping in place the $500,000,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year.  We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate.  The Credit Facility contains customary LIBOR benchmark replacement language.  The applicable margin is determined by our credit rating.  Borrowings outstanding under the Credit Facility totaled $104,000,000 at February 28, 2022, leaving $396,000,000 available for future use.

NOTE K – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28, 2022			February 28, 2021
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(1,348)	(134)	$(1,482)	$1,226	133	$1,359
Pension liability adjustment	1,700	(332)	1,368	(92)	(11)	(103)
Cash flow hedges	(26,529)	7,295	(19,234)	35,796	(8,206)	27,590
Other comprehensive income (loss)	$(26,177)	$6,829	$(19,348)	$36,930	$(8,084)	$28,846

	Nine Months Ended
	February 28, 2022			February 28, 2021
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(9,473)	(851)	$(10,324)	$7,807	809	$8,616
Pension liability adjustment	1,700	(336)	1,364	392	(127)	265
Cash flow hedges	(95,405)	22,885	(72,520)	58,589	(13,218)	45,371
Other comprehensive income (loss)	$(103,178)	$21,698	$(81,480)	$66,788	$(12,536)	$54,252

NOTE L – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	132,491	132,491	8,984	141,475
Other comprehensive loss	-	(4,274)	-	(4,274)	-	(4,274)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	6,324	-	-	6,324	-	6,324
Purchases and retirement of common shares	(5,477)	-	(55,408)	(60,885)	-	(60,885)
Cash dividends declared	-	-	(14,504)	(14,504)	-	(14,504)
Dividends to noncontrolling interests	-	-	-	-	(9,197)	(9,197)
Balance at August 31, 2021	$279,635	$41,113	$1,132,595	$1,453,343	$153,289	$1,606,632
Net earnings	-	-	110,301	110,301	2,884	113,185
Other comprehensive loss	-	(57,858)	-	(57,858)	-	(57,858)
Common shares issued, net of withholding tax	(2,694)	-	-	(2,694)	-	(2,694)
Common shares in non-qualified plans	257	-	-	257	-	257
Stock-based compensation	3,304	-	-	3,304	-	3,304
Purchases and retirement of common shares	(1,297)	-	(11,405)	(12,702)	-	(12,702)
Cash dividends declared	-	-	(14,154)	(14,154)	-	(14,154)
Dividends to noncontrolling interest	-	-	-	-	(2,879)	(2,879)
Balance at November 30, 2021	$279,205	$(16,745)	$1,217,337	$1,479,797	$153,294	$1,633,091
Net earnings	-	-	56,342	56,342	2,305	58,647
Other comprehensive loss	-	(19,348)	-	(19,348)	-	(19,348)
Common shares issued, net of withholding tax	269	-	-	269	-	269
Common shares in non-qualified plans	79	-	-	79	-	79
Stock-based compensation	2,889	-	-	2,889	-	2,889
Purchases and retirement of common shares	(5,559)	-	(48,696)	(54,255)	-	(54,255)
Cash dividends declared	-	-	(14,407)	(14,407)	-	(14,407)
Dividends to noncontrolling interest	-	-	-	-	(3,360)	(3,360)
Balance at February 28, 2022	$276,883	$(36,093)	$1,210,576	$1,451,366	$152,239	$1,603,605

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	616,675	616,675	2,063	618,738
Other comprehensive income	-	11,242	-	11,242	-	11,242
Common shares issued, net of withholding tax	(1,150)	-	-	(1,150)	-	(1,150)
Common shares in non-qualified plans	90	-	-	90	-	90
Stock-based compensation	3,022	-	-	3,022	-	3,022
Purchases and retirement of common shares	(7,536)	-	(46,784)	(54,320)	-	(54,320)
Cash dividends declared	-	-	(13,595)	(13,595)	-	(13,595)
Dividends to noncontrolling interests	-	-	-	-	(560)	(560)
Balance at August 31, 2020	$278,202	$(23,975)	$1,128,558	$1,382,785	$147,115	$1,529,900
Net earnings (loss)	-	-	(74,044)	(74,044)	5,532	(68,512)
Other comprehensive income	-	14,163	-	14,163	-	14,163
Common shares issued, net of withholding tax	2,294	-	-	2,294	-	2,294
Common shares in non-qualified plans	292	-	-	292	-	292
Stock-based compensation	3,499	-	-	3,499	-	3,499
Purchases and retirement of common shares	(4,486)	-	(34,077)	(38,563)	-	(38,563)
Contribution to Samuel joint venture	-	-	-	-	925	925
Cash dividends declared	-	-	(13,527)	(13,527)	-	(13,527)
Balance at November 30, 2020	$279,801	$(9,812)	$1,006,910	$1,276,899	$153,572	$1,430,471
Net earnings	-	-	67,609	67,609	5,073	72,682
Other comprehensive income	-	28,846	-	28,846	-	28,846
Common shares issued, net of withholding tax	565	-	-	565	-	565
Common shares in non-qualified plans	68	-	-	68	-	68
Stock-based compensation	3,450	-	-	3,450	-	3,450
Purchases and retirement of common shares	(5,315)	-	(47,052)	(52,367)	-	(52,367)
Cash dividends declared	-	-	(13,280)	(13,280)	-	(13,280)
Dividends to noncontrolling interest	-	-	-	-	(7,250)	(7,250)
Balance at February 28, 2021	$278,569	$19,034	$1,014,187	$1,311,790	$151,395	$1,463,185

The following tables summarize the changes in accumulated other comprehensive income (loss) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance as of May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(9,473)	500	11,747	2,774
Reclassification adjustments to net earnings (a)	-	1,200	(107,152)	(105,952)
Income tax effect	(851)	(336)	22,885	21,698
Balance as of February 28, 2022	$(8,545)	$(14,591)	$(12,957)	$(36,093)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance as of May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	7,807	392	54,143	62,342
Reclassification adjustments to net earnings (a)	-	-	4,445	4,445
Income tax effect	809	(127)	(13,218)	(12,536)
Balance as of February 28, 2021	$(526)	$(21,621)	$41,181	$19,034

(a)

The statement of earnings classification of amounts reclassified to income include:
(1)Pension liability adjustment – Primarily the result of the settlement of certain participant balances within the Gerstenslager Bargaining Unit Employees’ Pension Plan.
(2)Cash flow hedges – disclosed in “NOTE R – Derivative Instruments and Hedging Activities”.

NOTE M – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2022, we granted non-qualified stock options covering a total of 54,500 common shares under our stock-based compensation plans.  The weighted average exercise price of $60.19 per share was equal to the market price of the underlying common shares at the grant date.  The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $19.73 per share.  The calculated pre-tax stock-based compensation expense for these stock options is $1,075,080 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.  The following assumptions were used to value these stock options:

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

Service-Based Restricted Common Shares

During the nine months ended February 28, 2022, we granted an aggregate of 180,350 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date.  The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $56.86 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $10,412,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans.  These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes target, in each case for the three-year periods ending May 31, 2022, 2023 and 2024.  These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period.  The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.  During the nine months ended February 28, 2022, we granted performance share awards covering an aggregate of 36,400 common shares (at target levels).  The calculated pre-tax stock-based compensation expense for these performance shares is $2,191,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the target being achieved.

NOTE N – Income Taxes

Income tax expense for the nine months ended February 28, 2022 and 2021 reflected estimated annual effective income tax rates of 23.2% and 20.1%, respectively, and exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are a result of our Samuel, Spartan, TWB and WSP consolidated joint ventures. The net earnings attributable to the noncontrolling interests in Samuel, Spartan, TWB and WSP’s U.S. operations do not generate tax expense to Worthington since the investors in Samuel, Spartan, TWB and WSP’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2022 could be materially different from the forecasted rate as of February 28, 2022.

NOTE O – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$56,342	$67,609	$299,134	$610,240
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	49,749	52,149	50,331	53,076
Effect of dilutive securities	892	1,068	944	1,001
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	50,641	53,217	51,275	54,077

Basic earnings per share attributable to controlling interest	$1.13	$1.30	$5.94	$11.50
Diluted earnings per share attributable to controlling interest	$1.11	$1.27	$5.83	$11.28

Stock options covering an aggregate of 53,800 and 49,500 common shares for the three and nine months ended February 28, 2022, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for the period. There were no anti-dilutive securities for the three and nine months ended February 28, 2021.

NOTE P – Segment Operations

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

Concurrent with the change in management structure described above, the profit measure that the Company’s CODM uses to assess segment performance and allocate resources was changed from operating income to adjusted earnings (loss) before interest and taxes (“adjusted EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations.

For the periods presented, equity income from our unconsolidated joint ventures is included in the measurement of segment profit as shown in the table below.  The related investment balances are included in segment net assets in the same manner.

Unconsolidated Joint Ventures Included in Segment Profit
Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Cabs
		ClarkDietrich		ArtiFlex

The following table presents summarized financial information for our reportable segments for the periods indicated.

	Three Months Ended February 28, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,052,562	$161,692	$132,944	$31,037	$-	$1,378,235
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other expense (income), net (1)	114	-	(35)	-	(583)	(504)
Miscellaneous income (loss), net	(12)	(39)	(3)	(38)	485	393
Equity in net income of unconsolidated affiliates	4,692	-	39,978	-	2,796	47,466
Adjusted earnings (loss) before interest and taxes	7,116	26,674	49,570	(2,801)	4,039	84,598

	Three Months Ended February 28, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$504,477	$115,071	$96,256	$32,103	$11,202	$759,109
Restructuring and other expense (income), net (1)	(42)	-	-	-	28,254	28,212
Incremental expenses related to Nikola gains	-	-	-	-	(781)	(781)
Miscellaneous income (loss), net	(196)	(132)	181	42	644	539
Equity in net income of unconsolidated affiliates	4,223	-	25,379	-	2,072	31,674
Adjusted earnings before interest and taxes	61,789	14,594	27,340	131	492	104,346

(1) Includes the noncontrolling interest portion of restructuring (charges) gains of $(1,139) and $3 for the three months ended February 28, 2022 and 2021, respectively

	Nine Months Ended February 28, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$2,813,214	$450,268	$368,813	$89,619	$-	$3,721,914
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other income, net (2)	(12,199)	-	(35)	(143)	(2,405)	(14,782)
Miscellaneous income (loss), net	35	169	141	(16)	1,734	2,063
Equity in net income of unconsolidated affiliates	22,864	-	132,865	-	4,871	160,600
Adjusted earnings (loss) before interest and taxes	186,734	64,813	153,042	(4,561)	5,517	405,545

	Nine Months Ended February 28, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,404,220	$366,205	$278,349	$93,982	$50,354	$2,193,110
Impairment of long-lived assets (2)	-	506	1,423	-	11,810	13,739
Restructuring and other expense (income), net (2)	1,804	120	-	-	35,732	37,656
Incremental expenses related to Nikola gains	-	-	-	-	53,300	53,300
Miscellaneous income (loss), net	(244)	(249)	89	194	1,576	1,366
Equity in net income of unconsolidated affiliates	7,393	-	70,622	-	2,924	80,939
Adjusted earnings (loss) before interest and taxes	110,345	55,934	76,675	1,106	(12,968)	231,092

(2) Includes the noncontrolling interest portion of impairment and restructuring (charges) gains of $4,888 and $(255) for the nine months ended February 28, 2022 and 2021, respectively

Total assets for each of our reportable segments as of the dates indicated were as follows:

	February 28,	May 31,
	2022	2021
Total assets
Steel Processing	$2,245,260	$1,359,598
Consumer Products	563,203	541,028
Building Products	636,254	664,113
Sustainable Energy Solutions	119,073	169,550
Other	174,370	638,956
Total assets	$3,738,160	$3,373,245

NOTE Q – Acquisitions

Tempel Steel Company

On December 1, 2021, the Company’s Steel Processing reportable operating segment completed its acquisition of Tempel Steel Company (“Tempel”), a leading global manufacturer of precision motor and transformer laminations for the electrical steel market that includes transformers, machine motors and electric vehicle (EV) motors for cash consideration of $289,609,000, plus the assumption of certain long-term liabilities.  The acquisition was funded primarily with cash on hand and some borrowing from the Company’s Credit Facility.  Total acquisition-related expenses were $1,924,000.

The information included herein has been based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired.  The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired.  In connection with the acquisition of Tempel, the Company identified and valued the following intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$30,000	17
Technological know how	11,000	6-8
Total acquired identifiable intangible assets	$41,000

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill which is not expected to be deductible for income tax purposes.  The purchase price was allocated as follows:

(in thousands)	Preliminary Valuation
Cash	$17,098
Accounts receivable	88,672
Inventories	59,927
Other current assets	10,666
Property, plant and equipment	147,441
Intangible assets	41,000
Operating lease assets	4,098
Total identifiable assets	368,902
Accounts payable	(49,777)
Notes payable	(6,270)
Accrued liabilities	(17,501)
Current operating lease liabilities	(1,614)
Noncurrent operating lease liabilities	(2,484)
Other non-current liabilities (1)	(40,110)
Net identifiable assets	251,146
Goodwill	38,463
Purchase price	$289,609

(1)

Includes approximately $40,000,000 of net pension and other postretirement benefit obligations assumed as part of the Tempel acquisition.  The excess of projected benefit obligation over the fair value of plans assets was recognized as a liability in accordance with ASC 715 using key inputs including, but not limited to, discount rates and expected rates of return on plan assets.

Operating results of Tempel have been included in the Company’s consolidated statement of earnings since December 1, 2021, the date of acquisition.  During the three months ended February 28, 2022, Tempel contributed net sales of $129,463,000 and operating income of $1,844,000, which included acquisition-related costs of approximately $1,200,000 and incremental cost of goods sold of $3,820,000 due to the write-up of inventory to its estimated acquisition-date fair value.

The following unaudited pro forma information presents consolidated financial information as if Tempel had been acquired at the beginning of fiscal 2021.  Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Tempel assuming a June 1, 2020 acquisition date.  Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories.  The pro forma adjustments noted above have been adjusted for the applicable income tax impact.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2020.

	Three months ended		Nine months ended
	February 28,		February 28,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$1,378,235	$836,553	$3,960,792	$2,414,865
Net earnings attributable to controlling interest	$60,062	$65,564	$318,185	$606,384
Diluted earnings per share attributable to controlling interest	$1.19	$1.23	$6.21	$11.21

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

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value.  The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets.  This additional investment value resulted in goodwill which will be deductible for income tax purposes.

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

(in thousands)	Preliminary Valuation	Measurement Period Adjustments	Revised Valuation
Accounts receivable	$44,191	$-	$44,191
Inventories	13,971	732	14,703
Property, plant and equipment	30,461	(119)	30,342
Intangible assets	34,280	1,810	36,090
Operating lease assets	59,905	-	59,905
Total identifiable assets	182,808	2,423	185,231
Accounts payable	(44,822)	-	(44,822)
Current operating lease liabilities	(1,555)	-	(1,555)
Noncurrent operating lease liabilities	(58,350)	-	(58,350)
Net identifiable assets	78,081	2,423	80,504
Goodwill	26,669	(2,423)	24,246
Purchase price	$104,750	$-	$104,750

NOTE R – Derivative Instruments and Hedging Activities

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

Refer to "NOTE S – Fair Value" for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2022:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$2,231	Accounts payable	$19,403
	Other assets	-	Other liabilities	-
		2,231		19,403
Foreign currency exchange contracts	Other assets	11	Accounts payable	-
Total		$2,242		$19,403

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4,845	Accounts payable	$4,160
	Other assets	267	Other liabilities	20
		5,112		4,180
Foreign currency exchange contracts	Other assets	-	Accounts payable	371
Total		5,112		4,551

Total derivative instruments		$7,354		$23,954

The amounts in the table above reflect the fair value of the Company’s derivative instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $10,407,000 increase in “Receivables” with a corresponding increase in “Accounts payable”.

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

The following table summarizes our cash flow hedges outstanding at February 28, 2022:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	167,670	March 2022 - July 2023
Foreign currency exchange contracts	5,841	March 2022 - March 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative instruments designated as cash flow hedges for the periods presented:

(in thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 28, 2022:
Commodity contracts	$(2,460)	Cost of goods sold	$24,025
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	(71)	Miscellaneous income, net	(21)
Total	$(2,531)		$23,997

For the three months ended February 28, 2021:
Commodity contracts	$37,380	Cost of goods sold	$2,217
Interest rate contracts	-	Interest expense	(635)
Total	$37,380		$1,582

For the nine months ended February 28, 2022:
Commodity contracts	$11,758	Cost of goods sold	$107,190
Interest rate contracts	-	Interest expense	(20)
Foreign currency exchange contracts	(11)	Miscellaneous income, net	(18)
Total	$11,747		$107,152

For the nine months ended February 28, 2021:
Commodity contracts	$54,143	Cost of goods sold	$(3,113)
Interest rate contracts	-	Interest expense	(1,332)
Total	$54,143		$(4,445)

The estimated net amount of the losses recognized in AOCI at February 28, 2022 expected to be reclassified into net earnings within the succeeding twelve months is $12,970,000 (net of tax of $4,463,000).  This amount was computed using the fair value of the cash flow hedges at February 28, 2022, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2022 and May 31, 2023.

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

The following table summarizes our economic (non-designated) derivative instruments outstanding at February 28, 2022:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$49,699	March 2022 - August 2023
Foreign currency exchange contracts	5,608	March 2022 - March 2023

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2022	2021
Commodity contracts	Cost of goods sold	$(4,694)	$16,285
Foreign currency exchange contracts	Miscellaneous income, net	(23)	(306)
Total		$(4,717)	$15,979

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2022	2021
Commodity contracts	Cost of goods sold	$14,698	$28,483
Foreign currency exchange contracts	Miscellaneous income, net	226	(379)
Total		$14,924	$28,104

NOTE S – Fair Value

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

Recurring Fair Value Measurements

At February 28, 2022, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$7,354	$-	$7,354
Total assets	$-	$7,354	$-	$7,354

Liabilities
Derivative instruments (1)	$-	$23,954	$-	$23,954
Total liabilities	$-	$23,954	$-	$23,954

At May 31, 2021, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative instruments (1)	$-	$78,148	$-	$78,148
Total assets	$-	$78,148	$-	$78,148

Liabilities
Derivative instruments (1)	$-	$15,197	$-	$15,197
Total liabilities	$-	$15,197	$-	$15,197

(1)

The fair value of our derivative instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities.  Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows.  Refer to “NOTE R – Derivative Instruments and Hedging Activities” for additional information regarding our use of derivative instruments.

Non-Recurring Fair Value Measurements

At February 28, 2022, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$700	$-	$700
Total assets	$-	$700	$-	$700

(1)	Comprised of production equipment at our Twinsburg, Ohio facility with an estimated fair market value of $700,000. Refer to “NOTE F – Goodwill and Long-Lived Assets” for additional information.

At May 31, 2021, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (2)	$-	$400	$-	$400
Total assets	$-	$400	$-	$400

(2)

Comprised of our alternative fuel cylinders assets at the Jefferson, Ohio facility with an estimated fair market value of $400,000.  Refer to “NOTE F – Goodwill and Long-Lived Assets” for additional information.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature.  The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $747,102,000 and $792,632,000 at February 28, 2022 and May 31, 2021, respectively.  The carrying amount of long-term debt, including current maturities, was $701,016,000 and $710,489,000 at February 28, 2022 and May 31, 2021, respectively.

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

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around its end markets.  As a result, these operations have been redefined under three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. These new reportable segments are in addition to our Steel Processing operating segment.  Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable information for the new segment structure.  A discussion of each of these new reportable operating segments is included below:

Reportable Segments	Description
Consumer Products

The Consumer Products reportable segment is comprised of brands that offer market-leading products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™ and Worthington Pro Grade™.  This market sector includes propane-filled cylinders for torches, camping stoves and other applications, certain propane gas (LPG) cylinders, hand-held torches, Balloon Time® helium-filled balloon kits, and specialized hand tools and instruments.  These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products

The Building Products reportable segment includes refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products. Cylinders in this market sector are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets. Specialty products include a variety of fire suppression and chemical tanks.

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

As of February 28, 2022, we held equity positions in nine joint ventures.  Four of these joint ventures are consolidated within the Steel Processing segment with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.  The remaining five of our joint ventures are accounted for using the equity method.

Recent Business Developments

•

On June 8, 2021, the Company acquired certain assets of the Shiloh Industries’ U.S. BlankLight® business (“Shiloh”), a provider of laser welded solutions, for approximately $104.8 million, subject to closing adjustments. The acquisition included three facilities that will expand the capacity and capabilities of TWB’s laser welded products business and an additional blanking facility that will support the Company’s core Steel Processing operations.

•

On June 9, 2021, the Company’s consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility for approximately $20 million, resulting in a pre-tax gain of $12.2 million within restructuring and other income, net. WSP continues to operate locations in Jackson and Taylor, Michigan.

•

On August 20, 2021, the Company amended and restated its existing multi-year, revolving credit facility, extending the final maturity to August 20, 2026.  The aggregate commitments available under the amended and restated revolving credit facility remained at $500 million.

•

On December 1, 2021, the Company acquired all of the issued and outstanding capital stock of Tempel Steel Company (“Tempel”), a leading global manufacturer of precision motor and transformer laminations for the electrical steel market.  The purchase price consisted of cash consideration of approximately $272.5 million, after adjustments for estimated excess working capital and closing cash, plus the assumption of certain long-term liabilities.  The purchase price is subject to post-closing adjustments and was funded primarily with existing cash and some borrowing from our line of credit.  Tempel, which will operate as part of the Company’s Steel Processing business segment, employs approximately 1,500 people, and is headquartered in Chicago, Illinois, with additional manufacturing locations in Burlington, Canada, Changzhou, China, Chennai, India and Monterrey, Mexico.

•	During the first nine months of fiscal 2022, the Company repurchased a total of 2,235,000 of its common shares for $127.8 million, at an average purchase price of $57.20.

•

On March 22, 2022, the Worthington Industries Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.28 per share payable on June 29, 2022, to shareholders of record on June 15, 2022.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets.  The breakdown of net sales by end market for the third quarter of each of fiscal 2022 and fiscal 2021 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment.  Approximately 49% of Steel Processing’s net sales are to the automotive market.  North American vehicle production, primarily by Ford, General Motors and Stellantis (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment.  The majority of the net sales of two of our unconsolidated joint ventures, Serviacero Worthington and ArtiFlex, are also to the automotive market.

Approximately 16% of the net sales of our Steel Processing operating segment are to the construction market.  The construction market is also the predominant end market for two of our unconsolidated joint ventures: WAVE and ClarkDietrich.  While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments, and approximately 35% of the net sales of our Steel Processing operating segment, are to other markets such as agricultural, appliance, consumer products, heavy truck, industrial products, lawn and garden, and sustainable energy.  Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business.  However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2022	2021	Inc / (Dec)	2022	2021	Inc / (Dec)
U.S. GDP (% growth (decline) year-over-year) [1]	5.4%	(0.4%)	5.8%	6.9%	(2.4%)	9.3%
Hot-Rolled Steel ($ per ton) [2]	$1,421	$1,016	$405	$1,690	$705	$985
Detroit Three Auto Build (000's vehicles) [3]	1,522	1,602	(80)	4,378	5,320	(942)
No. America Auto Build (000's vehicles) [3]	3,215	3,502	(287)	9,628	11,336	(1,708)
Zinc ($ per pound) [4]	$1.60	$1.23	$0.37	$1.47	$1.10	$0.37
Natural Gas ($ per mcf) [5]	$4.18	$2.65	$1.53	$4.37	$2.40	$1.97
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.68	$2.70	$0.98	$3.53	$2.51	$1.02

[1]

2021 figures based on revised actuals [2]CRU Hot-Rolled Index; period average [3]IHS Global [4]LME Zinc; period average [5]NYMEX Henry Hub Natural Gas; period average [6]Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products.  A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products.  Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy.  Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative expense.

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results.  When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results.  On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs.  Based on the recent decline in steel prices, we expect to have meaningful inventory holding losses in the fourth quarter of fiscal 2022.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2022 (first and second quarters), fiscal 2021:

	Fiscal Year
(Dollars per ton [1] )	2022	2021	2020
1st Quarter	$1,762	$475	$564
2nd Quarter	$1,888	$625	$526
3rd Quarter	$1,421	$1,016	$571
4th Quarter	N/A	$1,358	$527
Annual Avg.	$1,690	$869	$547

[1]	CRU Hot-Rolled Index; period average

Sales to one Steel Processing customer in the automotive industry represented 12.7% and 11.0% of consolidated net sales during the third quarter of fiscal 2022 and fiscal 2021, respectively.  While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.  During the third quarter of fiscal 2022, vehicle production for the Detroit Three automakers was down 5% from the third quarter of fiscal 2021, while North American vehicle production as a whole was down 8%.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2022 Compared to Fiscal 2021

The following discussion provides a review of results for the three months ended February 28, 2022 and 2021.

	Three Months Ended
	February 28,
(in millions, except per share amounts)	2022	2021	Increase/ (Decrease)
Net sales	$1,378.2	$759.1	$619.1
Operating income	37.6	49.8	(12.2)
Equity income	47.5	31.7	15.8
Net earnings attributable to controlling interest	56.3	67.6	(11.3)
Earnings per diluted share attributable to controlling interest	1.11	1.27	(0.16)

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by reportable operating segment, along with the respective percentage of the total of each, for the three months ended February 28, 2022 and 2021.

	Three Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Steel Processing	$1,052.6	76.4%	$504.5	66.5%	$548.1
Consumer Products	161.7	11.7%	115.1	15.2%	46.6
Building Products	132.9	9.6%	96.3	12.7%	36.6
Sustainable Energy Solutions	31.0	2.2%	32.1	4.2%	(1.1)
Other	-	0.0%	11.1	1.5%	(11.1)
Consolidated Net Sales	$1,378.2	100.0%	$759.1	100.0%	$619.1

The following table provides volume by reportable operating segment for the three months ended February 28, 2022 and 2021.

	Three Months Ended
	February 28,
			Increase/
	2022	2021	(Decrease)
Steel Processing (Tons)	998,590	1,014,873	(16,283)
Consumer Products (Units)	20,297,372	17,659,834	2,637,538
Building Products (Units)	2,786,560	2,805,408	(18,848)
Sustainable Energy Solutions (Units)	144,108	207,698	(63,590)
Other (Units)	-	10,530	(10,530)
•

Steel Processing – Net sales more than doubled over the prior year quarter to $1,052.6 million.  The increase in net sales was driven by higher average selling prices and, to a lesser extent, the impact of acquisitions completed in fiscal 2022.  Overall volumes were down as automotive demand remained depressed due to COVID-19 related production issues and the on-going semi-conductor chip shortage.

•

Consumer Products – Net sales increased 41%, or $46.6 million, over the prior year quarter.  The increase was driven primarily by higher average selling prices and, to a lesser extent, higher volume, which benefited from the inclusion of General Tools & Instruments Company LLC (“GTI”) for the full quarter.

•	Building Products – Net sales increased 38%, or $36.6 million, over the prior year quarter. The increase was driven by higher average selling prices.

•

Sustainable Energy Solutions – Net sales decreased $1.1 million, or 3%, from the prior year quarter.  The decrease was driven by lower volume, which was negatively impacted by the May 31, 2021 divestiture of the Liquified Petroleum Gas (“LPG”) business in Poland, as well as the ongoing semi-conductor chip shortage.

Gross Margin

	Three Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Gross Margin	$143.1	10.4%	$164.1	21.6%	$(21.0)

•

Gross margin decreased $21.0 million from the prior year quarter to $143.1 million, primarily due to the $56.0 million unfavorable swing from inventory holding gains in the prior year quarter to inventory holding losses in the current quarter in Steel Processing.  This was partially offset by improvements in both the Consumer and Building Products businesses.

Selling, General and Administrative Expense

	Three Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Selling, general and administrative expense	$102.9	7.5%	$86.9	11.4%	$16.0

•	SG&A expense increased $16.0 million over the prior year quarter due primarily to the impact of acquisitions.

Other Operating Costs

	Three Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Impairment of long-lived assets	$3.1	$-	$3.1
Restructuring and other (income) expense, net	(0.5)	28.2	(28.7)
Incremental expenses related to Nikola gains	-	(0.8)	0.8

•

Impairment of long-lived assets totaled $3.1 million for the current period, due to charges within our consolidated Samuel joint venture to write down certain production equipment at the Twinsburg, Ohio, facility that was determined to be below fair market value.  There were no impairment charges recorded in the third quarter of fiscal 2021.

•

Restructuring activity during the three months ended February 28, 2022 related primarily to a $0.7 million gain recognized on the sale of our Wooster, Ohio facility.  Restructuring activity in the prior year quarter primarily resulted from a pre-tax loss within the historical Pressure Cylinders segment in connection with the sale of the former oil & gas equipment business.

•

Incremental expenses related to Nikola gains of $0.8 million in the prior year quarter consisted of a net reduction in accrued discretionary profit sharing and bonus expenses related to the Company’s investment in Nikola.

Equity Income

	Three Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
WAVE	$18.6	$19.5	$(0.9)
ClarkDietrich	21.4	5.9	15.5
Serviacero Worthington	4.7	4.2	0.5
ArtiFlex	1.8	1.7	0.1
Cabs	1.0	0.4	0.6
Total Equity Income	$47.5	$31.7	$15.8

•

Equity income increased $15.8 million over the prior year quarter to $47.5 million, due to higher contributions from ClarkDietrich, where results benefited from significantly higher average selling prices.  The Company received cash distributions of $28.9 million from unconsolidated joint ventures during the current quarter.

Other Income

	Three Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Miscellaneous income, net	$0.4	$0.5	$(0.1)
Gain on investment in Nikola	-	2.7	(2.7)

•

During the prior year quarter, the Company recognized a pre-tax gain of $2.7 million resulting from the sale of our remaining 7,048,020 shares of Nikola common stock.  For additional information, refer to “NOTE D” – Investment in Nikola.”

Adjusted EBIT

We evaluate segment performance based on adjusted earnings before interest and taxes (“adjusted EBIT”).  In general, adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations.  Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations. Refer to “NOTE P – Segment Operations” for additional information regarding our reportable operating segments.

The following table provides a reconciliation of consolidated net earnings attributable to controlling interest to adjusted EBIT for the periods presented:

	Three Months Ended
	February 28,
(in millions)	2022	2021
Net earnings attributable to controlling interest	$56.3	$67.6
Interest expense	8.1	7.6
Income tax expense	18.7	4.5
Earnings before interest and taxes	$83.1	$79.7
Impairment of long-lived assets (1)	2.0	-
Restructuring and other (income) expense, net (1)	(0.5)	28.2
Incremental expenses related to Nikola gains	-	(0.8)
Gain on investment in Nikola	-	(2.7)
Adjusted earnings before interest and taxes (1)	$84.6	$104.4
(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Three Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Steel Processing	$7.1	$61.8	$(54.7)
Consumer Products	26.7	14.6	12.1
Building Products	49.6	27.3	22.3
Sustainable Energy Solutions	(2.8)	0.1	(2.9)
Other	4.0	0.5	3.5
Total Adjusted EBIT	$84.6	$104.3	$(19.7)

•

Steel Processing – Adjusted EBIT was down $54.7 million over the prior year quarter to $7.1 million due to inventory holding losses, estimated to be $24.9 million in the current quarter compared to inventory holding gains of $31.1 million in the prior year quarter.  Current quarter inventory losses included a pre-tax charge of $15.7 million to write inventory down to net realizable value.  Equity earnings at Serviacero of $4.7 million were up slightly over the prior year quarter on improved spreads.  The mix of direct tons versus toll tons processed was 51% to 49% in the current quarter, compared to 48% to 52% in the prior year quarter.

•

Consumer Products – Adjusted EBIT was up $12.1 million over the prior year quarter to $26.7 million on the combined impact of higher average selling prices and higher volume, which were partially offset by higher wages.

•

Building Products – Adjusted EBIT of $49.6 million was $22.3 million more than the prior quarter, due to higher equity earnings at ClarkDietrich, up $15.5 million, and an increase in operating income, up $7.9 million on the favorable impact of higher average selling prices, partially offset by higher wages and freight costs.

•

Sustainable Energy Solutions – Adjusted EBIT was a loss of $2.8 million compared to income of $0.1 million in the prior year quarter, as the combined impact of higher production costs and unfavorable mix more than offset the favorable impact of higher average selling prices.  Both volume and mix in the current quarter were negatively impacted by the ongoing semi-conductor chip shortage.  This business continues to evolve as it transitions to serve the global hydrogen ecosystem and adjacent sustainable energies.

Interest Expense

	Three Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Interest Expense	$8.1	$7.6	$0.5

•

Interest expense was $8.1 million in the current quarter, up $0.5 million from the prior year quarter due to the impact of higher average debt levels resulting from borrowings under the Company’s revolving credit facility.

Income Taxes

	Three Months Ended
	February 28,
(in millions)	2022	Effective Tax Rate	2021	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$18.7	23.2%	$4.5	20.1%	$14.2

•

Income tax expense was $18.7 million in the current quarter compared to income tax expense of $4.5 million in the prior year quarter.  The change was driven by the impact of a $19.7 million discrete tax benefit realized in connection with the sale of the oil & gas equipment business in the prior year quarter, combined with lower core pre-tax earnings in the current quarter.  Tax expense in the current quarter reflected an estimated annual effective rate of 23.2% compared to 20.1% for the prior year quarter.  For additional information regarding the Company’s income taxes, refer to “NOTE N – Income Taxes”.

Nine Months Year-to-date – Fiscal 2022 Compared to Fiscal 2021

The following discussion provides a review of results for the nine months ended February 28, 2022 and 2021.

	Nine Months Ended
	February 28,
(in millions, except per share amounts)	2022	2021	Increase/ (Decrease)
Net sales	$3,721.9	$2,193.1	$1,528.8
Operating income	263.9	57.0	206.9
Equity income	160.6	80.9	79.7
Net earnings attributable to controlling interest	299.1	610.2	(311.1)
Earnings per diluted share attributable to controlling interest	5.83	11.28	(5.45)

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by reportable operating segment, along with the respective percentage of the total of each, for the nine months ended February 28, 2022 and 2021.

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Steel Processing	$2,813.2	75.6%	$1,404.2	64.0%	$1,409.0
Consumer Products	450.3	12.1%	366.2	16.7%	84.1
Building Products	368.8	9.9%	278.3	12.7%	90.5
Sustainable Energy Solutions	89.6	2.4%	94.0	4.3%	(4.4)
Other	-	0.0%	50.4	2.3%	(50.4)
Consolidated Net Sales	$3,721.9	100.0%	$2,193.1	100.0%	$1,528.8

The following table provides consolidated volume by reportable operating segment for the nine months ended February 28, 2022 and 2021

	Nine Months Ended
	February 28,
			Increase/
	2022	2021	(Decrease)
Steel Processing (Tons)	3,128,466	2,967,296	161,170
Consumer Products (Units)	60,384,101	53,138,211	7,245,890
Building Products (Units)	8,237,296	7,792,019	445,277
Sustainable Energy Solutions (Units)	429,785	644,895	(215,110)
Other (Units)	-	32,157	(32,157)

•

Steel Processing – Net sales increased $1.4 billion over the prior year period to $2,8 billion. The increase was driven by higher average selling prices, and, to a lesser extent, the impact of acquisitions completed in fiscal 2022.

•

Consumer Products – Net sales increased 23%, or $84.1 million, over the prior year period.  The increase was driven by higher average selling prices and higher volume driven largely by the acquisition of GTI in the third quarter of fiscal 2021.

•

Building Products – Net sales increased 33%, or $90.5 million, over the prior year period. The increase was driven by higher average selling prices and to a lesser extent higher volume, which were at depressed levels in the prior year period due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Net sales decreased $4.4 million, or 5%, from the prior year period.  The decrease was driven primarily by lower volume, which was negatively impacted by the May 31, 2021 divestiture of the LPG business in Poland as well as the ongoing semi-conductor chip shortage.

Gross Margin

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Gross Margin	$547.1	14.7%	$412.9	18.8%	$134.2

•

Gross margin increased $134.2 million over the prior year period to $547.1 million.  The improvement over the prior year period was primarily due to higher direct spreads in Steel Processing, and to a lesser extent, the impact of acquisitions and higher average selling prices in Building Products.  The decrease in gross margin as a percent of net sales was due to lower contributions from Steel Processing due to the impact of higher overall steel prices.

Selling, General and Administrative Expense

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(in millions)	2022	Net sales	2021	Net sales	(Decrease)
Selling, general and administrative expense	$294.9	7.9%	$251.2	11.5%	$43.7

•

SG&A expense increased $43.7 million over the prior year period.  The increase was driven primarily by the impact of acquisitions and higher profit sharing and bonus expense to correspond with the increase in operating income over the prior year period.

Other Operating Costs

	Nine Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Impairment of long-lived assets	$3.1	$13.7	$(10.6)
Restructuring and other (income) expense, net	(14.8)	37.7	(52.5)
Incremental expenses related to Nikola gains	-	53.3	(53.3)

•

Impairment of long-lived assets totaled $3.1 million for the current period, due to charges within our consolidated Samuel joint venture to write down certain production equipment at the Twinsburg, Ohio, facility that was determined to be below fair market value. Impairment charges in the prior year period related primarily to charges in our historical Pressure Cylinders segment of $8.0 million to write-down certain assets in the cryogenics business and $3.8 million to write-down certain assets in the oil & gas business.

•

Restructuring activity during the nine months ended February 28, 2022, related primarily to the divestiture of the WSP joint venture’s facility in Canton, Michigan, which generated a pre-tax gain of $12.2 million and our exit from the former Engineered Cabs facility located in Stow, Ohio, which generated a pre-tax gain of $1.8 million.  Restructuring activity in the prior year period consisted primarily of losses from the sale of the Company’s former cryogenics and oil & gas equipment businesses.

•

Incremental expenses related to Nikola gains of $53.3 million consisted of $32.7 million of discretionary profit sharing and bonus expenses directly related to the Nikola gains and $20.6 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation.

Equity Income

	Nine Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
WAVE	$66.7	$54.4	$12.3
ClarkDietrich	66.2	16.2	50.0
Serviacero Worthington	22.9	7.4	15.5
ArtiFlex	4.8	2.9	1.9
Total Equity Income	$160.6	$80.9	$79.7

•

Equity income increased $79.7 million over the prior year period to $160.6 million.  The increase was driven by higher contributions from ClarkDietrich, WAVE, and Serviacero Worthington, up a combined $77.8 million on strong volume and the favorable impact of higher average steel prices. The Company received cash distributions of $77.5 million from unconsolidated joint ventures during the current year period.

Other Income

	Nine Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Miscellaneous income, net	$2.1	$1.4	$0.7
Gains on investment in Nikola	-	655.1	(655.1)

•

Gains on investment in Nikola totaled $655.1 million and consisted of $508.5 million of realized gains from the sale and charitable contribution of the Company’s Nikola shares in the first quarter of fiscal 2021 combined with a $146.6 million realized gain from the sale of our remaining 7,048,020 shares of Nikola common stock in the third quarter of fiscal 2021.  For additional information, refer to “NOTE D – Investment in Nikola”.

Adjusted EBIT

The following table provides a reconciliation of consolidated net earnings attributable to controlling interest to adjusted EBIT for the periods presented:

	Nine Months Ended
	February 28,
(in millions)	2022	2021
Net earnings attributable to controlling interest	$299.1	$610.2
Interest expense	23.2	22.7
Income tax expense	90.1	148.8
Earnings before interest and taxes	$412.4	$781.7
Impairment of long-lived assets (1)	2.0	13.7
Restructuring and other (income) expense, net (1)	(8.9)	37.6
Incremental expenses related to Nikola gains	-	53.3
Gains on investment in Nikola	-	(655.1)
Adjusted earnings before interest and taxes (1)	$405.5	$231.2
(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Nine Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Steel Processing	$186.7	$110.3	$76.4
Consumer Products	64.8	55.9	8.9
Building Products	153.0	76.7	76.3
Sustainable Energy Solutions	(4.6)	1.1	(5.7)
Other	5.6	(13.0)	18.6
Total Adjusted EBIT	$405.5	$231.0	174.5

•

Steel Processing – Adjusted EBIT was up $76.4 million over the prior year period to $186.7 million on improved operating results and a higher contribution of equity income from Serviacero Worthington, which was up $15.5 million due to the favorable impact of higher steel prices.  The improvement in operating income was driven primarily by higher direct spreads, which benefited from higher inventory holding gains over the prior year period, up an estimated $39.7 million.  The mix of direct tons versus toll tons processed was 49% to 51% in the current year period, compared to 49% to 51% in the prior year period.

•	Consumer Products – Adjusted EBIT was up $8.9 million over the prior year period to $64.8 million on improved volume and spread, slightly offset by higher manufacturing expenses.

•

Building Products – Adjusted EBIT of $153.0 million was $76.3 million more than the prior year period, due primarily to higher equity earnings at ClarkDietrich and WAVE, up a combined $62.2 million on strong volume and the favorable impact of higher steel prices.  The remaining increase was due to higher operating income, up $15.6 million over the prior year, on the combined impact of higher volume and higher average selling prices, partially offset by an increase in labor and material costs.  Volume in the prior year period had been at depressed levels due to the COVID-19 pandemic.

•

Sustainable Energy Solutions – Adjusted EBIT reflected a loss of $4.6 million, unfavorable by $5.7 million when compared to the prior year period, on the combined impact of lower volume, and an unfavorable product mix.  Both volume and mix in the current period were negatively impacted by the ongoing semi-conductor chip shortage.  Volume in the current period was also negatively impacted by the May 31, 2021, divestiture of the LPG business in Poland.

Interest Expense

	Nine Months Ended
	February 28,
			Increase/
(in millions)	2022	2021	(Decrease)
Interest Expense	$23.2	$22.7	$0.5

•

Interest expense was $23.2 million for the current year period, up $0.5 million from the prior year period due to the impact of higher average debt levels resulting from borrowings under the Company’s revolving credit facility.

Income Taxes

	Nine Months Ended
	February 28,
(in millions)	2022	Effective Tax Rate	2021	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$90.1	23.2%	$148.8	20.1%	$(58.7)

•

Income tax expense decreased $58.7 million from the comparable period in the prior year due to the impact of the Nikola gains and associated expenses in the prior year period, partially offset by higher core pre-tax earnings in the current year period and the impact of a $19.7 million discrete tax benefit realized in connection with the sale of the oil & gas equipment business in the prior year period. The current year period tax expense reflected an estimated annual effective income tax rate of 23.2% versus 20.1% in the prior year period. For additional information regarding the Company’s income taxes, refer to “NOTE N – Income Taxes”.

Liquidity and Capital Resources

During the nine months ended February 28, 2022, we invested $71.8 million in property, plant and equipment, spent a combined $377.3 million on acquisitions and received $35.9 million in proceeds from assets sold.  Additionally, Worthington Industries, Inc. acquired 2,235,000 of its common shares at a cost of $127.8 million and paid dividends of $43.4 million on Worthington Industries, Inc.’s common shares.  The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
	February 28,
(in millions)	2022	2021
Net cash provided (used) by operating activities	$(94.7)	$234.1
Net cash provided (used) by investing activities	(413.2)	459.9
Net cash used by financing activities	(88.1)	(191.7)
Increase (decrease) in cash and cash equivalents	(596.0)	502.3
Cash and cash equivalents at beginning of period	640.3	147.2
Cash and cash equivalents at end of period	$44.3	$649.5

We believe that the available borrowing capacity of our committed line of credit is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities.

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

Net cash used by operating activities was $94.7 million during the nine months ended February 28, 2022, a difference of $328.8 million from the net cash provided by operating activities in the prior year period.  This change was primarily due to a $374.6 million increase in operating working capital (accounts receivable, inventory, and accounts payable) requirements over the prior year-to-date period, mainly driven by higher average steel prices.

Investing Activities

Net cash used by investing activities was $413.2 million during the nine months ended February 28, 2022 compared to net cash provided by investing activities of $459.9 million in the prior year period.  Net cash provided by investing activities in the prior year period resulted primarily from proceeds from the sale of Nikola shares which totaled $634.4 million.  Net cash used by investing activities in the current year period resulted primarily from the purchase of certain assets of the Shiloh Industries’ U.S BlankLight ® business on June 8, 2021, for $104.8 million and Tempel Steel Company on December 1, 2021 for $272.5 million.  Capital expenditures in the current year period totaled $71.8 million, an increase of $6.5 million from the prior year period.

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

Financing Activities

Net cash used by financing activities was $88.1 million during the nine months ended February 28, 2022 compared to $191.7 million in the prior year period. During the nine months ended February 28, 2022, Worthington Industries, Inc. paid $127.8 million to repurchase 2,235,000 of Worthington Industries, Inc.’s common shares, paid dividends of $43.4 million on Worthington Industries, Inc.’s common shares, and borrowed $104.0 million under its revolving credit facility. During the nine months ended February 28, 2021, we paid $145.3 million to repurchase 3,318,464 of Worthington Industries, Inc.’s common shares and paid dividends of $40.0 million on Worthington Industries, Inc.’s common shares.

Long-term debt and short-term borrowings – As of February 28, 2022, we were in compliance with our short-term and long-term financial debt covenants.  Our debt agreements do not include credit rating triggers or material adverse change provisions.  Our credit ratings at February 28, 2022 were unchanged from those reported as of May 31, 2021.  Borrowings outstanding under the Credit Facility totaled $104,000,000 at February 28, 2022, leaving $396,000,000 available for future use.

Common shares – On March 22, 2022, the Worthington Industries Board declared a quarterly dividend of $0.28 per common share payable on June 29, 2022, to shareholders of record on June 15, 2022.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares.

On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000.  As of February 28, 2022, 7,065,000 common shares remained available for repurchase under these authorizations.

The common shares available for repurchase under the authorizations currently in effect may be repurchased from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations.  Repurchases may be made on the open market or through privately negotiated transactions.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2022).  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Quarterly Report on Form 10-Q (the quarterly period ended February 28, 2022) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended February 28, 2022:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1- 31, 2022	427,000	$52.58	427,000	7,638,000
January 1- 31, 2022	573,000	56.03	573,000	7,065,000
February 1- 28, 2022	-	-	-	7,065,000
Total	1,000,000	$54.26	1,000,000
(1)

The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that were available for repurchase under authorizations of the Worthington Industries Board.  On March 20, 2019, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares. On March 24, 2021, the Company announced that on that same day, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 of Worthington Industries, Inc.’s outstanding common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000.  A total of 2,935,000 common shares have been repurchased since the latest authorization, leaving 7,065,000 common shares available for repurchase under the existing authorizations at February 28, 2022.

The common shares available for repurchase under the authorizations currently in effect may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions, and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

2.1

Equity Interest Purchase Agreement, dated as of October 29, 2021, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc., and Tempel Steel Company (Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K of Worthington Industries, Inc. dated November 1, 2021 and filed with the SEC on the same date (SEC File No. 1-8399)) †

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)) P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
†

The Disclosure Schedules and Exhibits referenced in the Equity Interest Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K.  Worthington Industries, Inc. will supplementally furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission on a confidential basis upon request.

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):
(i)	Consolidated Balance Sheets at February 28, 2022 and May 31, 2021;
(ii)	Consolidated Statements of Earnings for the three months and nine months ended February 28, 2022 and February 28, 2021;
(iii)	Consolidated Statements of Comprehensive Income for the three months and nine months ended February 28, 2022 and February 28, 2021;
(iv)	Consolidated Statements of Cash Flows for the three months and nine months ended February 28, 2022 and February 28, 2021; and
(v)	Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 11, 2022	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)