Form 10-K
period 2022-05-31
WORTHINGTON INDUSTRIES INC
filed 2022-08-01
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☐
			Emerging growth company	☐

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

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates of the Registrant, based on the closing price of the Common Shares on the New York Stock Exchange on November 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,568,284,836. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. On July 25, 2022, the number of Common Shares issued and outstanding was 49,523,876.

DOCUMENT INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 28, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company's current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should,” "forecast," "project," or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
the ever-changing effects of the novel coronavirus (“COVID-19”) pandemic and the various responses of governmental and nongovernmental authorities thereto (such as fiscal stimulus packages, quarantines, shut downs and other restrictions on travel and commercial, social or other activities) on economies (local, national and international) and markets, and on the Company's customers, counterparties, employees and third-party service providers;
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
•
expected demand or demand trends for the Company or its markets;
•
additions to product lines and opportunities to participate in new markets;
•
expected benefits from transformation and innovation efforts;
•
the ability to improve performance and competitive position at the Company’s operations;
•
anticipated working capital needs, capital expenditures and asset sales;
•
anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•
projected profitability;
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
•
the impact of tariffs, the adoption of trade restrictions affecting the Company’s products or suppliers, a United States (“U.S.”) withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
•
changing oil prices and/or supply;
•
product demand and pricing;
•
changes in product mix, product substitution and market acceptance of the Company’s products;
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, labor and other items required by operations (especially in light of the COVID-19 pandemic and Russia's invasion of Ukraine);
•
the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•
effects of facility closures and the consolidation of operations;
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive (especially in light of the semi-conductor shortages), construction, and other industries in which we participate;
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
•
capacity levels and efficiencies, within facilities, within major product markets and within the industries in which the Company participates as a whole;
•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages (especially in light of the COVID-19 pandemic), interruption in utility services, civil unrest, international conflicts (especially in light of Russia’s invasion of Ukraine), terrorist activities, or other causes;

•
changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•
risks associated with doing business internationally, including economic, political and social instability (especially in light of Russia’s invasion of Ukraine), foreign currency exchange rate exposure and the acceptance of the Company's products in global markets;
•
the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•
the effect of inflation and interest rate increases, which may negatively impact the Company’s operations and financial results;
•
deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
•
the level of imports and import prices in the Company’s markets;
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency or similar regulators which increase costs or limit the Company’s ability to use or sell certain products;
•
the impact of increasing environmental, greenhouse gas emission and sustainability regulations;
•
the impact of judicial rulings and governmental regulations, both in the U.S. and abroad, including those adopted by the U.S. Securities and Exchange Commission (the “SEC”) and other governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;
•
the effect of healthcare laws in the U.S. and potential changes for such laws, especially in light of the COVID-19 pandemic, which may increase the Company’s healthcare and other costs and negatively impact the Company’s operations and financial results;
•
the effect of tax laws in the U.S. and potential changes for such laws, which may increase the Company's costs and negatively impact its operations and financial results;
•
cyber security risks;
•
the effects of privacy and information security laws and standards; and
•
other risks described from time to time in the filings of Worthington Industries, Inc. with the SEC, including those described in “PART I – Item 1A. – Risk Factors” of this Form 10-K.

The Company notes these factors for investors as contemplated by the PSLRA. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Form 10-K are based on current information as of the date of this Form 10-K, and the Company assumes no obligation to correct or update any such statements in the future, except as required by applicable law.

PART I

Unless otherwise indicated, all Note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

Item 1. — Business

General Overview

Worthington Industries, Inc. is a corporation formed under the laws of the State of Ohio (individually, the “Registrant” or “Worthington Industries” and, collectively with the subsidiaries of Worthington Industries, “we,” “our,” “Worthington” or the “Company”). Founded in 1955, we are an industrial manufacturing company, focused on value-added steel processing and manufactured consumer, building and sustainable mobility products. Our manufactured products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), hydrogen, oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; specialized hand tools and instruments; and drywall tools and related accessories; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; current and past model automotive service stampings; and engineered cabs and operator stations and cab components.

We follow a people-first philosophy with earning money for our shareholders as our first corporate goal, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

Our fiscal year ends each May 31, with “fiscal 2020” ended May 31, 2020, “fiscal 2021” ended May 31, 2021, and “fiscal 2022” ended May 31, 2022. Our fiscal quarters end on the final day of each August, November, February and May.

We are headquartered at 200 Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries (the “common shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol WOR.

We maintain a website at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K. Worthington Industries’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive proxy materials for annual meetings of shareholders filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Recent Developments

Effective June 1, 2021, the start of fiscal 2022, our legacy Pressure Cylinders segment was divided into three new reportable segments: Consumer Products, Building Products and Sustainable Energy Solutions.

On June 8, 2021, we acquired certain assets of the Shiloh Industries’ (“Shiloh”) U.S. BlankLight® business, a provider of laser welded solutions, for approximately $104.5 million. The acquisition included three facilities that expand the capacity and capabilities of our consolidated joint venture, TWB Company, L.L.C. (“TWB”) and its laser welded products business and an additional blanking facility that supports the core operations of our Steel Processing segment.

On June 9, 2021, our consolidated joint venture, Worthington Specialty Processing (“WSP”), sold the remaining assets of its Canton, Michigan, facility for approximately $20 million, resulting in a pre-tax gain of $12.2 million within restructuring and other income, net. Additionally, on May 2, 2022, we purchased the non-controlling 49% interest in Worthington Taylor, LLC (“Worthington Taylor”), the entity which owned the assets of WSP’s former Taylor, Michigan facility, for approximately $6.8 million. Worthington Taylor is now one of our wholly-owned subsidiaries. WSP continues to operate one location in Jackson, Michigan.

On August 20, 2021, we amended and restated our existing multi-year, revolving credit facility, extending the final maturity to August 20, 2026. The aggregate commitments available under the amended and restated revolving credit facility remained at $500 million.

On December 1, 2021, we acquired all of the issued and outstanding capital stock of Tempel Steel Company (“Tempel”), a leading global manufacturer of precision motor and transformer laminations for the electrical steel market. The purchase price consisted of cash consideration of approximately $272.2 million, net of cash acquired, plus the assumption of certain long-term liabilities. Tempel, which operates as part of our Steel Processing business segment, employs approximately 1,500 people, and is headquartered in Chicago, Illinois, with additional manufacturing locations in Burlington, Canada, Changzhou, China, Chennai, India and Monterrey, Mexico.

On May 19, 2022, we established a revolving trade accounts receivable securitization facility allowing us to borrow up to $175.0 million. Refer to “Note I - Debt and Receivables Securitization” for additional information.

On June 2, 2022, we acquired Level5 Tools, LLC (“Level5 Tools”), a leading provider of drywall tools and related accessories. The purchase price was approximately $55.0 million, subject to post-closing adjustments, with a potential earnout payment of up to $25.0 million based on performance through 2024.

On June 22, 2022, the Board of Directors of Worthington Industries (the “Board”) declared a quarterly dividend of $0.31 per share payable on September 29, 2022 to shareholders of record on September 15, 2022, an increase of $0.03 per share.

Segments

We, together with our unconsolidated affiliates, operate 76 manufacturing facilities in 21 states and 10 countries. Twenty-eight of these facilities are operated by our wholly-owned and consolidated subsidiaries. The remaining 48 facilities are operated by our consolidated (15) and unconsolidated joint ventures (33).

Our operations are managed principally on a products and services basis and are comprised of four primary operating segments which correspond with our reportable business segments: “Steel Processing,” “Consumer Products,” “Building Products,” and “Sustainable Energy Solutions.”

We hold equity positions in nine joint ventures, which are further discussed in the Joint Ventures section below. Of these, Spartan Steel Coating, L.L.C. (“Spartan”), TWB, Worthington Samuel Coil Processing LLC ("Samuel") and WSP are consolidated with their operating results reported within Steel Processing.

During fiscal 2022, Steel Processing, Consumer Products, Building Products and Sustainable Energy Solutions served approximately 1,300, 1,700, 1,600, and 500 customers, respectively, located primarily in the United States and Europe. International operations accounted for approximately 6% of our consolidated net sales during fiscal 2022 and were comprised primarily of sales to customers in Europe. Sales to one customer in the automotive industry accounted for 13% of our consolidated net sales in fiscal 2022.

Refer to the following segment descriptions and “Note P – Segment Data” for a full description of our reportable business segments.

Steel Processing

Steel Processing is a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions, and provider of electrical steel laminations. The segment includes our four consolidated joint ventures, Samuel, Spartan, TWB, and WSP. For fiscal 2022, fiscal 2021 and fiscal 2020, the percentage of our consolidated net sales generated by Steel Processing was approximately 75.0%, 64.9% and 60.8%, respectively.

Steel Processing is one of the largest independent intermediate processors of flat-rolled steel in the U.S. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

Steel Processing, including Spartan, TWB, Samuel, and WSP, operates 29 manufacturing facilities located in Ohio (9), Michigan (5), Tennessee (2), Kentucky (2), Indiana (1), Illinois (1), New York (1), Canada (2), China (1), India (1) and Mexico (4).

Steel Processing serviced approximately 1,300 customers during fiscal 2022 in many end markets including automotive, aerospace, agricultural, appliance, construction, container, energy, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture, and office equipment. The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for Steel Processing. For fiscal 2022, Steel Processing’s top three customers represented approximately 27% of the operating segment’s total net sales.

Steel Processing buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Computer-aided processing capabilities include, among others:

•
aluminum die casting, which injects molten aluminum into electrical motor components to improve motor efficiency;
•
progressive stamping and notching, a process used to convert steel coils into electrical motor laminates;
•
transformer core winding and blank sheet stacking, processes used to convert steel coils into electrical transformer cores;
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

Steel Processing also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing allows us to earn a fee for services without incurring inventory costs while enhancing Steel Processing's participation in the market for wide sheet steel and large standard orders, a market generally served by steel mills rather than by intermediate steel processors.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (see the Technical Services section below). However, the extent to which technical service and support capability has improved Steel Processing’s competitive position has not been quantified. Steel Processing’s ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another. The extent to which plant location has impacted Steel Processing’s competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad.

Consumer Products

Consumer Products consists of products in the tools, outdoor living and celebrations end markets sold under market-leading brands that include Coleman® (licensed), Bernzomatic®, Balloon Time®, Mag-Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, Worthington Pro Grade™ and Level5®. These include propane-filled cylinders for torches, camping stoves and other applications, LPG cylinders, handheld torches, helium-filled balloon kits, specialized hand tools and instruments, and drywall tools and accessories sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Consumer Products generated approximately 12.1%, 16.5% and 14.7% of our consolidated net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Consumer Products serviced approximately 1,700 customers during fiscal 2022. Sales to the top customer represented approximately 22% of net sales for Consumer Products during fiscal 2022.

Consumer Products operates five manufacturing facilities located in Kansas (2), New Jersey, Ohio, and Wisconsin.

We use the registered trademark Balloon Time® to market helium-filled balloon kits; the registered trademark Bernzomatic® to market certain fuel cylinders and handheld torches; the trademark Worthington Pro Grade™ to market certain LPG cylinders, hand torches and camping fuel cylinders; the licensed registered trademark Coleman® to market certain camping fuel cylinders; the registered trademark Mag-Torch® to market certain handheld torches; the registered trademarks General®, Garden-Weasel®, Pactool International® and Level5® to market certain tools.

Each registered trademark has an original duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. We intend to continue using the trade names and trademarks described above and to timely renew each of our registered trademarks that remains in use.

Building Products

Building Products sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products, which are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets. Specialty products include a variety of fire suppression and chemical tanks.

Building Products generated approximately 10.3%, 12.7% and 12.5% of our consolidated net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Building Products serviced approximately 1,600 customers during fiscal 2022.

Building Products operates six manufacturing facilities located in Kentucky, Maryland, Ohio (2), Rhode Island, and Portugal.

For sales in the U.S. and Canada, cylinders are primarily manufactured in accordance with U.S. Department of Transportation and Transport Canada specifications. Outside the U.S. and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, the American Society of Mechanical Engineers and UL Solutions.

Building Products has one principal domestic competitor in the low-pressure LPG cylinder market, and there are a number of foreign competitors in both of the LPG cylinder and the non-refillable refrigerant markets. We believe that this business has the largest market share in the domestic low-pressure cylinder market. In the other cylinder markets, there are several competitors. Building Products is a leading supplier to the European market for low-pressure non-refillable cylinders. Building Products generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis. As with our other operating segments, competition is based upon price, service and quality.

Sustainable Energy Solutions

Sustainable Energy Solutions, includes onboard fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases operated out of three manufacturing facilities located in Austria, Germany, and Poland. It includes high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks.

Sustainable Energy Solutions generated approximately 2.5%, 4.3% and 4.0% of our consolidated net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Sustainable Energy Solutions serviced approximately 500 customers during fiscal 2022.

Other

Other consists of divested businesses historically reported within our legacy Pressure Cylinders segment but no longer included in our management structure and are presented within the “Other” category, on a historical basis, through the date of disposal. For the periods presented, these include the following: Structural Composites Industries, LLC ("SCI") (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition (November 1, 2019) as well as certain income and expense items not allocated to our operating segments.

Segment Financial Data

Financial information for the reportable business segments is provided in “Note P – Segment Data”.

Suppliers

The primary raw material we purchase is steel. We purchase steel in large quantities at regular intervals from major primary producers of steel, both domestic and foreign. The amount purchased from any particular supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a number of suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2022, we purchased approximately 2.66 million tons of steel (66.9% hot-rolled, 19.3% cold-rolled and 13.8% galvanized) on a consolidated basis.

Steel is primarily purchased and processed by Steel Processing based on specific customer orders, while Consumer Products, Building Products, and Sustainable Energy Solutions purchase steel to meet production schedules. For certain raw materials, for example, helium and zinc, there are limited suppliers and our purchases are generally at market prices. Since there are a limited number of suppliers in the helium and zinc markets, if delivery from a major supplier is disrupted due to a force majeure type occurrence, it may be difficult to obtain an alternative supply. Raw materials are generally purchased in the open market on a negotiated spot-market basis at prevailing market prices. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2022, we purchased steel from the following major suppliers, in alphabetical order: Cleveland-Cliffs Inc.; NLMK USA; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation (“U.S. Steel”). Major suppliers of aluminum in fiscal 2022 were, in alphabetical order: Arconic Inc.; Horizon; Meyer Aluminum; Norsk Hydro; Novelis Corporation; and Penn Aluminum International. Major suppliers of zinc to Steel Processing in fiscal 2022 were, in alphabetical order: Considar Metal Marketing Inc. (a/k/a HudBay); Glencore Ltd; Teck Resources Limited; and Trafigura Trading LLC. Approximately 45.51 million pounds of zinc and 3.57 million pounds of aluminum were purchased in fiscal 2022. We believe our supplier relationships are generally favorable.

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

Seasonality and Backlog

Demand for most of our products remained strong throughout fiscal 2022, but sales are generally strongest in our fiscal fourth quarter as our businesses are generally operating at seasonal peaks. Historically, sales have generally been weaker in our fiscal third quarter, primarily due to reduced seasonal activity in the building and construction industry, as well as customer plant shutdowns due to holidays, particularly in the automotive industry. We do not believe backlog is a significant indicator of our business.

Joint Ventures

As part of our strategy to selectively develop new products, markets and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2022, we participated in four consolidated and five unconsolidated joint ventures.

Consolidated

The results of the following four joint ventures have been consolidated with our financial results since the respective dates on which we acquired majority ownership or effective control. The equity owned by the other joint venture members is shown as noncontrolling interests on our consolidated balance sheets and their portions of net earnings are included as net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The financial results of these four joint ventures are consolidated within Steel Processing.

•
Samuel, a 63%-owned joint venture with Samuel Manu-Tech Pickling Inc., operates two steel pickling facilities in Ohio.
•
Spartan is a 52%-owned joint venture with AK-Steel, a subsidiary of Cleveland-Cliffs Inc. Located in Michigan, Spartan operates a cold-rolled, hot-dipped coating line for toll processing steel coils into galvanized, galvannealed and aluminized products intended primarily for the automotive industry.
•
TWB is a 55%-owned joint venture with a subsidiary of Baoshan Iron & Steel Co., Ltd. TWB is a leading North American supplier of laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products for use primarily in the automotive industry for products such as inner-door panels, body sides, rails and pillars. TWB operates facilities in Kentucky, Michigan (2), Ohio (2), Tennessee (2), Canada and Mexico (3).
•
WSP, a 51%-owned joint venture with a subsidiary of U.S. Steel, operates a steel processing facility located in Michigan, which is managed by Steel Processing. WSP serves primarily as a toll processor for U.S. Steel and others. WSP’s services include slitting, blanking, cutting-to-length, laser blanking, and warehousing.

Unconsolidated

Since we do not control the following five joint ventures, they are unconsolidated, and their results have been accounted for using the equity method. Accordingly, our investment is reflected on a single line in our consolidated balance sheets and our portion of their earnings is included as equity in net income of unconsolidated affiliates in our consolidated statements of earnings. Equity income is included in the measurement of segment profit as set forth in the table below. Refer to “Note P - Segment Data” for additional information.

Unconsolidated Joint Ventures Included in Segment Profit
Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Workhorse
		ClarkDietrich		ArtiFlex

•
ArtiFlex Manufacturing, LLC (“ArtiFlex”), a 50%-owned joint venture with ITS-H Holdings, LLC, provides an integrated solution for engineering, tooling, current and past model automotive service stamping, assembly and other services to customers primarily in the automotive industry. ArtiFlex operates five manufacturing facilities: three in Michigan and two in Ohio.
•
Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a 25%-owned joint venture with CWBS-MISA, Inc., is an industry leader in the manufacture and supply of light gauge steel framing products in the U.S. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, vinyl and finishing products used primarily in residential and commercial construction. This joint venture operates 13 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland and Missouri and two each in California, Florida, Ohio, and Texas.
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
•
Taxi Workhorse Holdings, LLC ("Workhorse"), a 20%-owned joint venture with an affiliate of Angeles Equity Partners, LLC, is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications and packaging for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries. Workhorse operates six manufacturing facilities, one each in Brazil, South Dakota and Tennessee and three in Minnesota.
•
WAVE, a 50%-owned joint venture with a subsidiary of Armstrong World Industries, Inc., is the largest of the four North American manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the other North American manufacturers and numerous regional manufacturers. WAVE operates six manufacturing facilities, one each in Georgia, Maryland, Michigan, and Nevada and two in California.

See “Note D – Investments in Unconsolidated Affiliates” for additional information about our unconsolidated joint ventures.

Government Regulations

Our manufacturing facilities, generally in common with those of similar industries making similar products, are subject to many federal, state, local and foreign laws and regulations, including those relating to the protection of our employees and the environment. We examine ways to improve safety, reduce emissions and waste, and decrease costs related to compliance with environmental and other government regulations. The cost of compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not anticipated to be material when compared with our overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows or the competitive position.

Human Capital Management

Culture

In line with our people-first philosophy, our employees have always been, and will always be, our most important asset. We operate under a set of core values that are rooted in our long-standing philosophy, which emphasizes the Golden Rule. These core values guide us as a company, including in our approach to human capital management. As such, we are continually focused on creating and maintaining a strong culture. Our culture provides employees with opportunities for personal and professional development, as well as community engagement, all of which we believe contribute to our overall success. We have repeatedly been recognized as a top place to work and we offer our employees competitive pay and above-market benefits, as compared to others in our industry, all while focusing on safety, wellness, and promoting a diverse and inclusive culture.

Employee Base

As of May 31, 2022, we had approximately 8,400 employees and our unconsolidated joint ventures employed approximately 3,000 additional employees. Approximately 15% of the employees who make up our consolidated labor force are represented by collective bargaining units. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units, which is evidenced by the results of recent employee engagement surveys. For example, in the spring of 2022, 63% of our employees participated in an engagement survey, and the results exceeded both manufacturing and global benchmarks in a number of categories, such as employee engagement (75%), safety (89%), and manager effectiveness (76%).

Safety, Health and Wellness

We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record. For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, and not just the safety of our employees, but the safety of everyone who enters our facilities. We also provide our employees and their families with access to above-market benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off. We have a broad array of other employee centered-benefits and programs, including a medical center, a pharmacy, chiropractic care, on-site fitness centers, free health screenings, health fairs, and other company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

Diversity, Inclusion and Equity

We believe that diversity, of all types, contributes to our success. We are committed to increasing the diversity of our employee base at all levels of our organization because we believe our differences make us better and that diverse thoughts and experiences drive innovation and produce better results. With our philosophy as our foundation, we are building an environment where diversity is valued, and where all employees feel they belong and are empowered to do their best work.

To further such efforts, we have hired a Director of Diversity, Equity and Inclusion and established a Diversity, Equity and Inclusion Council (the “Council”) chaired by our Senior Vice President and Chief Human Resources Officer. The Council has developed a strategy where our diversity, inclusion and equity efforts are focused on strengthening four primary pillars: workforce, workplace, community and partnership. These pillars serve as a foundation for continually building and fostering an inclusive culture. We have also established certain employee resource groups (“ERGs”) that each have executive sponsors, and are working to establish additional ERGs. These ERGs are not only being tasked with raising awareness, but also with offering mentoring and development opportunities to their members.

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

Item 1A. — Risk Factors

Future results and the market price for the common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Form 10-K, including “PART II—Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K. The risks described below are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

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

It is also uncertain what the impact of various legislation and other responses being taken in the U.S. and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers. Governments around the world have implemented stringent measures to help control the spread of COVID-19, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school and childcare closures, and other measures. These actions have caused, and may in the future cause, business shutdowns or slowdowns and significant disruption in the global economy.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, extent and severity of any resurgence of COVID-19, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and to what extent normal economic and operating conditions resume. Although there has been an increase in vaccinations and boosters throughout the U.S. as of the end of fiscal 2022, vaccinations internationally have progressed at a slower rate. Continued disruption to the global economy, as well as to the end markets our businesses serve, could result in material adverse effects on our business, financial position, results of operations and cash flows.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Since early 2022, Russia and Ukraine have been engaged in active armed conflict. The length, impact and outcome of the ongoing conflict and its potential impact on our business is highly volatile and difficult to predict. It has and could continue to cause significant market and other disruptions (particularly for our operations in Europe), including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, and increases in cyberattacks and espionage.

Further, the broader consequences of the current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of iron, steel, oil, natural gas, and other commodities, increased exposure to cyberattacks; disruptions in global supply chains; and exposure to foreign currency fluctuations and potential constraints or disruption in the capital markets and our sources of liquidity.

General Economic or Industry Downturns and Weakness

The automotive and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business. An overall downturn in the general economy, a disruption in capital and credit markets, high inflation, high unemployment, reduced consumer confidence or other factors, could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our sales, financial results and cash flows could be negatively affected.

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

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our businesses. In past years, some customers have experienced, and some continue to experience, whether due to COVID-19, the war in Ukraine, or otherwise, challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our businesses. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our businesses.

Raw Material Pricing and Availability

Our operating results may be adversely affected by declining steel prices. Over the past couple of years, steel prices have increased due to supplier consolidation, tight mill orders due to the COVID-19 pandemic, the war in Ukraine and tariffs on foreign steel. However, if steel prices or other raw material prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased. Decreasing steel prices could also eliminate or reduce arbitrage opportunities, and/or require us to write-down the value of our inventory to reflect current market pricing.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, high inflation, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, COVID-19 or other pandemics, international conflicts, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. Approximately 50% of the net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and Stellantis North America (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response to COVID-19 or related supply chain constraints (such as the continued semi-conductor shortage), has negatively impacted and could continue to negatively impact our business. In addition, certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for our products.

The closing or relocation of customer facilities could adversely affect us. Our ability to meet delivery requirements and the overall cost of our products as delivered to customer facilities are important competitive factors. If customers close or move their production facilities further away from our manufacturing facilities which can supply them, it could have an adverse effect on our ability to meet competitive conditions, which could result in the loss of sales. Likewise, if customers move their production facilities outside the U.S., it could result in the loss of potential sales for us.

Sales conflicts with our customers and/or suppliers may adversely impact us. In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. Such conflicts may strain our relationships with the parties involved, which could adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us. As steel makers have reduced their production capacities by closing or idling production lines, whether due to COVID-19, the war in Ukraine or otherwise, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our businesses.

The loss of key supplier relationships could adversely affect us. Over the years, our various manufacturing operations have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our products or raw materials, which could have a negative impact on our businesses. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other materials at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these materials from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

Our businesses are highly competitive, and increased competition could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces. In addition, anti-dumping actions we may pursue to counter government subsidies to and dumping by foreign competitors may prove to be ineffective. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Freight and Energy

Increasing freight and energy costs could increase our operating costs or the costs of our suppliers, which could have an adverse effect on our financial results. The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, are important in the manufacture and transport of our products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure, international conflict or other causes. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases through price increases without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the cost increases on to our customers or if we are unable to obtain the necessary freight and/or energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to discontinue their operations.

We depend on third parties for freight services, and increases in the costs or the lack of availability of freight services can adversely affect our operations. We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck and container ship. If, due to a lack of freight services, raw materials or products are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to a lack of freight services, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services, international conflict or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. In addition, security breaches of our information systems could result in unauthorized disclosure or destruction of confidential or proprietary information and/or loss of the functionality of our systems. These risks may be increased as more employees continue to work from home as a result of the COVID-19 pandemic. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, a system failure could negatively impact our operations and financial results and cyberattacks could threaten the integrity of our trade secrets and sensitive intellectual property.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including increased costs for, or interruptions in, the supply of energy or raw materials, resulting from pandemic disease such as COVID-19, shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, international conflicts (such as the war in Ukraine), labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise) or other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our international financial results. Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Austria, Canada, China, Germany, India, Mexico, Poland and Portugal and joint venture facilities in Brazil, Canada and Mexico and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the General Economic or Industry Downturns and Weakness risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

Joint Ventures and Investments

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture and our financial results. We have been successful in the development and operation of various joint ventures, and our equity in net income from our joint ventures, particularly WAVE, has been important to our financial results. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. The other members in our joint ventures may also, as a result of financial or other reasons, be unable or unwilling to fulfill their obligations in the respective joint ventures. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, the other members in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, the other members in our joint ventures may exercise veto rights to block actions that we believe to be in our best interests, may take action contrary to our policies or objectives with respect to our investments, or may be unable or unwilling to fulfill their obligations or commitments to the joint venture.

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

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the five-year period ended May 31, 2022, our total capital expenditures, including acquisitions and investment activity, were approximately $1.3 billion. Additionally, as of May 31, 2022, we were obligated to make aggregate operating and financing lease payments of $123.5 million and $6.2 million, respectively, under lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, and availability under existing credit facilities) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity. Our results of operations or liquidity could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal and compliance risks, including, without limitation, potential claims relating to product liability, product recall, privacy and information security, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. An adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our results of operations or liquidity.

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

Accounting and Tax-Related Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our consolidated financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use. In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. Some of the estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

Our internal controls could be negatively impacted by COVID-19. As a result of COVID-19, a portion of our workforce will continue to work remotely, so new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting.

Principal Shareholder

The principal shareholder of Worthington Industries may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Industries. Pursuant to the charter documents of Worthington Industries, certain matters such as those in which a person would attempt to acquire or take control of Worthington Industries, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Industries’ outstanding voting power. Approximately 35% of the outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our Executive Chairman. As a result of his beneficial ownership of these common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which shareholders may vote.

Employees

The loss of, or inability to attract and retain, qualified personnel could adversely affect our business. Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our employees. The loss of employees or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, including engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products. We also face risks associated with the actions taken in response to COVID-19, including those associated with workforce reductions, and may continue to experience difficulties with hiring additional employees or replacing former employees, which may be exacerbated by the tight labor market. In addition, COVID-19 has, and may again result in quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.

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

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Although we experienced consistently strong demand for many of our products in each quarter of fiscal 2022, our sales are generally strongest in the fourth quarter of the fiscal year when all of our business segments are normally operating at seasonal peaks, and our sales are generally weakest in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under our credit facilities. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

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

Volatility in the U.S. and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses. The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets. Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis, as well as the concerns over the economic impact of COVID-19, the war in Ukraine and inflationary pressures, continue to present risks to us, our customers or our suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, government stimulus programs may not be available to us, our customers, or suppliers, or may prove to be ineffective. Stricter lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe, especially in light of the war in Ukraine, regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could restrict our ability to borrow money on acceptable terms in the credit markets and potentially affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for our suppliers and customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our suppliers to produce the materials we need for our operations and our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition. For example, President Biden has previously proposed to increase the federal corporate income tax rate and if any such proposal were to be adopted, then the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

Legislation and Regulations

Certain proposed legislation and regulations may have an adverse impact on the economy in general and in our markets specifically, which may adversely affect our businesses. Our businesses may be negatively impacted by a variety of new or proposed legislation or regulations. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors, limitations on our ability to produce, use or sell certain products and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, we could also be adversely impacted.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our businesses and operations. Our businesses depend on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service provider, which may be subject to global data privacy laws and cross-border transfer restrictions. In particular, the European Union has implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and employees. A number of U.S. states have also introduced and passed legislation to expand data breach notification rules and to mirror some of the protections provided by GDPR. While we take steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact our ability to effectively transfer data across borders in support of our business operations. Compliance with GDPR, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our businesses. In addition, violations of GDPR, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our businesses and reputation.

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

Additionally, the U.S. federal government has imposed tariffs on certain foreign goods, including on certain steel products imported into the U.S. Although such steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel price fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, as well as the European Union, have instituted or are considering imposing tariffs on certain U.S. goods. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business.

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

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

Our principal corporate offices are located in an owned building in Columbus, Ohio, which also houses the principal corporate offices of our reportable segments, other than Steel Processing, which has its corporate offices in an office building next to the principal corporate offices where we lease office space. We also own three facilities in Columbus, Ohio used for administrative and medical purposes. At May 31, 2022, including our consolidated and unconsolidated joint ventures, we owned or leased more than 10,000,000 square feet of space for our operations, most of which is dedicated to manufacturing facilities. More details on these facilities is contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs.

Operating Segments

Operating Segment	Type	Location	Number of facilities	Leased	Owned
Steel Processing	Manufacturing	Illinois, Indiana, Kentucky, Mexico, Michigan, Ohio (5), New York, Canada, China, India	14	2	12
Consumer Products	Manufacturing	Kansas (2), New Jersey, Ohio, Wisconsin	5	2	3
Building Products	Manufacturing	Kentucky, Maryland, Ohio (2), Rhode Island, Portugal	6	-	6
Sustainable Energy Solutions	Manufacturing	Austria, Germany, Poland	3	-	3
		Total	28	4	24

Consolidated Joint Ventures

Joint Venture	Type	Location	Number of facilities	Leased	Owned
Samuel	Manufacturing	Ohio (2)	2	1	1
Spartan	Manufacturing	Michigan	1	-	1
TWB	Manufacturing	Kentucky, Michigan (2), Ohio (2), Tennessee (2), Canada, Mexico (3)	11	10	1
WSP	Manufacturing	Michigan	1	-	1
		Total	15	11	4

Unconsolidated Joint Ventures

Joint Venture	Type	Location	Number of facilities	Leased	Owned
ArtiFlex	Manufacturing	Michigan (3), Ohio (2)	5	2	3
ClarkDietrich	Manufacturing	California (2), Connecticut, Georgia, Illinois, Maryland, Missouri , Florida (2), Ohio (2), Texas (2)	13	11	2
Serviacero Worthington	Manufacturing	Mexico (3)	3	-	3
WAVE	Manufacturing	California (2), Georgia, Maryland, Michigan, Nevada	6	4	2
Workhorse	Manufacturing	Minnesota (3), South Dakota, Tennessee, Brazil	6	6	-
		Total	33	23	10

Item 3. — Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 4. — Mine Safety Disclosures

Not Applicable

Supplemental Item — Information about our Executive Officers

The following table lists the names, positions held and ages of the individuals serving as executive officers of Worthington Industries as of August 1, 2022.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	68	Executive Chairman; a Director	2020
B. Andrew Rose	52	President and CEO	2020
Geoffrey G. Gilmore	50	Executive Vice President and Chief Operating Officer	2018
Joseph B. Hayek	50	Vice President and Chief Financial Officer	2018
Patrick J. Kennedy	41	Vice President - General Counsel and Secretary	2021
Jeff R. Klingler	50	President – Steel Processing	2019
Eric M. Smolenski	52	President – Building Products and Sustainable Energy Solutions	2021
Steven M. Caravati Catherine M. Lyttle	40 63	President – Consumer Products Senior Vice President and Chief Human Resources Officer	2021 2018
Steven R. Witt	53	Corporate Controller	2022

John P. McConnell has served as Worthington Industries’ Executive Chairman since September 2020, as a director of Worthington Industries continuously since 1990, and as Chairman of the Board since September 1996. Mr. McConnell also serves as the Chair of the Executive Committee of the Board. Mr. McConnell served as CEO of Worthington Industries from June 1993 to August 2020 and in various other positions with us from 1975 to June 1993.

B. Andrew (‘Andy’) Rose has served as CEO of Worthington Industries since September 2020 and President since August 2018. Mr. Rose served as Chief Financial Officer of Worthington Industries on an interim basis from August 2018 to November 2018. Mr. Rose served as Executive Vice President and Chief Financial Officer of Worthington Industries from July 2014 to August 2018 and as Vice President and Chief Financial Officer of Worthington Industries from December 2008 to July 2014. From 2007 to 2008, Mr. Rose served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

Geoffrey G. Gilmore has served as Executive Vice President and Chief Operating Officer of Worthington Industries since August 2018. Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018. Mr. Gilmore served as President of The Worthington Steel Company from August 2012 through May 2016. From July 2011 to July 2012, Mr. Gilmore served as Vice President-Purchasing for Worthington Industries. From April 2010 to July 2011, Mr. Gilmore served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with us from 1998 to June 2006.

Joseph B. Hayek has served as Worthington Industries’ Vice President and Chief Financial Officer since November 2018. Mr. Hayek served as Vice President and General Manager of our oil and gas equipment business unit from March 2017 to November 2018. From April 2014 to March 2017, Mr. Hayek served as Worthington Industries’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining us, Mr. Hayek served as President of Sarcom, Inc., a value-added IT solutions provider (n/k/a PCM Sales, Inc.) and the largest division of PCM, Inc.

Patrick J. Kennedy has served as Worthington Industries’ Vice President, General Counsel and Secretary since January 2021. Mr. Kennedy served as Corporate Counsel of Worthington Industries from June 2018 to December 2020, and was a participant in the Worthington Industries Rotational Experience and Development program (WIRED) from June 2016 to May 2018. Prior to joining us, Mr. Kennedy was a partner with the law firm Ice Miller LLP, where he was a member of the firm’s business law group.

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

Eric M. Smolenski has served as President of Worthington Industries’ Building Products and Sustainable Energy Solutions reportable segments since June 2021. Mr. Smolenski served as President of Worthington Cylinder Corporation from May 2019 to May 2020. Mr. Smolenski served as General Manager of Worthington Cylinder Corporation’s industrial products business unit from May 2017 until April 2019 and of its oil and gas business unit from January 2015 until May 2017. Mr. Smolenski joined us in 1994 and has worked in numerous accounting, finance, human resources and information technology capacities, including Vice President of Human Resources of Worthington Industries from 2006 to 2012 and Chief Information Officer of Worthington Industries from 2012 to 2014.

Steven M. Caravati has served as President of Worthington Industries’ Consumer Products reportable segment since June of 2021. Mr. Caravati served as General Manager of Worthington Cylinder Corporation’s consumer products business unit from June 2019 to May 2021 and Director of Sales for the consumer products business unit from July 2014 to May 2019. Mr. Caravati joined us in 2005 and served in numerous sales capacities from 2005 to 2014.

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

Steven R. Witt has served as the Corporate Controller of Worthington Industries since April 2022. He served as Senior Director of Accounting and Finance of Worthington Cylinder Corporation from June 2019 to April 2022. Mr. Witt served as Director of Accounting for Worthington Cylinder Corporation from November 2014 to June 2019. Mr. Witt served as Director of Accounting for The Worthington Steel Company from November 2009 to November 2014. Mr. Witt joined us in April 2003 and served in numerous accounting roles from 2003 to 2009.

Executive officers serve at the pleasure of the Board. There are no family relationships among any of Worthington Industries’ executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of Worthington Industries.

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WOR. As of July 23, 2022, Worthington Industries had 6,389 registered shareholders.

The Board reviews the declaration and payment of a dividend on a quarterly basis and establishes the dividend rate based upon Worthington Industries’ financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors may deem relevant. While Worthington Industries has paid a dividend every quarter since becoming a public company in 1968, there is no guarantee this will continue in the future. We currently have no material contractual or regulatory restrictions on the payment of dividends.

For additional information on the Worthington Industries dividend policy, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy.”

Shareholder Return Performance

The following information in this Item 5 of this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or Regulation 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information into such a filing.

The following graph compares the five-year cumulative return on the common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2017, in the common shares and each index.

	5/17	5/18	5/19	5/20	5/21	5/22
Worthington Industries, Inc.	$100.00	$116.35	$84.68	$76.38	$173.22	$124.18
S&P Midcap 400 Index	$100.00	$114.86	$108.61	$107.73	$168.89	$157.88
S&P 1500 Steel Composite Index	$100.00	$131.29	$85.84	$78.42	$188.13	$230.44

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2022, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to our largest line of business. At May 31, 2022, in addition to Worthington Industries, the S&P 1500 Steel Composite Index included 13 other steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: ATI, Inc.; Carpenter Technology Corporation; Cleveland-Cliffs Inc.; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; and Warrior Met Coal, Inc.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by, or on behalf of, Worthington Industries or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Exchange Act) of the common shares during each month of the fiscal quarter ended May 31, 2022. For additional information on the authorization by the Board with respect to the repurchase of the common shares, please see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Result of Operations – Financing Activities.”

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
March 1-31, 2022	300,000	$52.08	300,000	6,765,000
April 1-30, 2022	700,000	$52.64	700,000	6,065,000
May 1-31, 2022	-	$-	-	6,065,000
Total	1,000,000	$52.39	1,000,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Board authorized the repurchase of an additional 5,618,464 common shares. A total of 3,935,000 common shares have been repurchased since the latest authorization, leaving 6,065,000 common shares available for repurchase at May 31, 2022.

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

Item 6. – [Reserved]

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements, as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-K and “Part I - Item 1A. - Risk Factors” of this Form 10-K.

Introduction

As of May 31, 2022, excluding our joint ventures, we operated 28 manufacturing facilities worldwide, principally in four operating segments, which correspond with our reportable business segments: Steel Processing, Consumer Products, Building Products and Sustainable Energy Solutions.

We also held equity positions in nine joint ventures, which operated 48 manufacturing facilities worldwide, including 15 facilities which were operated by joint ventures in which we held a controlling interest as of May 31, 2022. Four of these joint ventures are consolidated within Steel Processing with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture member(s)’ portion of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and our consolidated statements of comprehensive income, respectively. The remaining five joint ventures are unconsolidated and accounted for using the equity method.

Effective June 1, 2021, the beginning of fiscal 2022, we reorganized the management structure of our legacy Pressure Cylinders segment to better align around its end markets. As a result, these operations have been separated into three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. These new reportable segments are in addition to our Steel Processing operating segment. Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable information for the new segment structure. A discussion of each of these new reportable operating segments is included below:

Reportable Segments	Description
Consumer Products

This segment consists of products in the tools, outdoor living and celebrations end markets with brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, and Worthington Pro Grade™. These include propane-filled cylinders for torches, camping stoves and other applications, certain LPG cylinders, handheld torches, helium-filled balloon kits, and specialized hand tools sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products

This segment sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets. Specialty products include a variety of fire suppression, chemical tanks, and foam and adhesives.

Sustainable Energy Solutions

This segment includes onboard fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases. It includes high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks.

Other

Divested businesses historically reported within our legacy Pressure Cylinders segment but no longer included in our management structure are presented within the "Other" category, on a historical basis, through the date of disposal. For the periods presented, these include the following: SCI (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition (November 1, 2019) as well as certain income and expense items not allocated to our operating segments.

Recent Business Developments

•
Effective June 1, 2021, the start of fiscal 2022, our legacy Pressure Cylinders segment was divided into three new reportable segments: Consumer Products, Building Products and Sustainable Energy Solutions.

•
On June 8, 2021, we acquired certain assets of Shiloh’s U.S. BlankLight® business, a provider of laser welded solutions, for approximately $104.5 million. The acquisition included three facilities that expand the capacity and capabilities of our consolidated joint venture, TWB and its laser welded products business and an additional blanking facility that supports the core operations of our Steel Processing segment.

•
On June 9, 2021, our consolidated joint venture WSP, sold the remaining assets of its Canton, Michigan, facility for approximately $20 million, resulting in a pre-tax gain of $12.2 million within restructuring and other income, net. Additionally, on May 2, 2022, we purchased the non-controlling 49% interest in Worthington Taylor, the entity which owned the assets of WSP’s former Taylor, Michigan facility, for approximately $6.8 million. Worthington Taylor is now one of our wholly owned subsidiaries. WSP continues to operate one location in Jackson, Michigan.

•
On August 20, 2021, we amended and restated our existing multi-year, revolving credit facility, extending the final maturity to August 20, 2026. The aggregate commitments available under the amended and restated revolving credit facility remained at $500 million.

•
On December 1, 2021, we acquired all of the issued and outstanding capital stock of Tempel, a leading global manufacturer of precision motor and transformer laminations for the electrical steel market. The purchase price consisted of cash consideration of approximately $272.2 million, net of cash acquired, plus the assumption of certain long-term liabilities. Tempel, which operates as part of our Steel Processing business segment, employs approximately 1,500 people, and is headquartered in Chicago, Illinois, with additional manufacturing locations in Burlington, Canada, Changzhou, China, Chennai, India and Monterrey, Mexico.

•
On May 19, 2022, we established a revolving trade accounts receivable securitization facility allowing us to borrow up to $175.0 million. Refer to “Note I - Debt and Receivables Securitization” for additional information.

•
On June 2, 2022, we acquired Level5 Tools, a leading provider of drywall tools and related accessories. The purchase price was approximately $55.0 million, subject to post-closing adjustments, with a potential earnout payment of up to $25.0 million based on performance through 2024.

•
On June 22, 2022, the Board of Directors of Worthington Industries (the “Board”) declared a quarterly dividend of $0.31 per share payable on September 29, 2022 to shareholders of record on September 15, 2022, an increase of $0.03 per share.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2022 and fiscal 2021 is illustrated in the following chart:

Consolidated Net Sales by Market
37%
37%
14%
12%
12%
17%
10%
13%
6%
5%
4%
5%
17%
13%
Automotive
Construction
Consumer Products
Building Products
Agriculture
Sustainable Energy
Other
FY22
FY21

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 50% of the net sales of our Steel Processing operating segment are to the automotive market. North American vehicle production, primarily by the Detroit Three automakers, has a considerable impact on the activity within this operating segment. The majority of the net sales of our Serviacero Worthington and ArtiFlex joint ventures are also to the automotive end market.

Approximately 18% of the net sales of our Steel Processing operating segment are to the construction market. The construction market is also the predominant end market for our WAVE and ClarkDietrich unconsolidated joint ventures. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments and approximately 32% of the net sales of our Steel Processing operating segment are to other markets such as agricultural, appliance, consumer products, heavy-truck, industrial products, and lawn and garden. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Fiscal Year Ended May 31,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
U.S. GDP (% growth year-over-year) [1]	6.2%	(1.7%)	2.8%	7.9%	(4.5%)
Hot-Rolled Steel ($ per ton) [2]	$1,588	$869	$547	$719	$322
Detroit Three Auto Build (000's vehicles) [3]	6,178	6,808	6,425	(630)	383
No. America Auto Build (000's vehicles) [3]	13,366	14,813	13,312	(1,447)	1,501
Zinc ($ per pound) [4]	$1.56	$1.15	$1.03	$0.41	$0.12
Natural Gas ($ per mcf) [5]	$4.92	$2.49	$2.15	$2.43	$0.34
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$3.99	$2.68	$3.17	$1.31	$(0.49)

1 2021/2020 figures based on revised actuals 2 CRU Hot-Rolled Index; period average 3 IHS Global 4 LME Zinc; period average 5 NYMEX Henry Hub Natural Gas; period average 6 Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, decreasing U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A expenses.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2022, fiscal 2021 and fiscal 2020:

	Fiscal Year Ended May 31,
(Dollars per ton 1)	2022	2021	2020
1st Quarter	$1,762	$475	$564
2nd Quarter	$1,888	$625	$526
3rd Quarter	$1,421	$1,016	$571
4th Quarter	$1,280	$1,358	$527
Annual Avg.	$1,588	$869	$547
1
CRU Hot-Rolled Index

Sales to one Steel Processing customer in the automotive industry represented 13.0% of our consolidated net sales during fiscal 2022. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2022, vehicle production for the Detroit Three automakers and the North American vehicle production were down 9% and 10%, respectively.

Certain other commodities, such as copper, zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2022 Compared to Fiscal 2021

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended
	May 31,
(In millions, except per share amounts)	2022	2021	Increase/ (Decrease)
Net sales	$5,242.2	$3,171.4	$2,070.8
Operating income	329.3	167.5	161.8
Equity income	213.6	123.3	90.3
Net earnings attributable to controlling interest	379.4	723.8	(344.4)
Earnings per diluted share attributable to controlling interest	7.44	13.40	(5.96)

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by reportable operating segment, along with the respective percentage of the total of each, for the periods presented.

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(Dollars in millions)	2022	Net sales	2021	Net sales	(Decrease)
Steel Processing	$3,933.0	75.0%	$2,059.4	64.9%	$1,873.6
Consumer Products	636.5	12.1%	523.7	16.5%	112.8
Building Products	541.8	10.4%	402.0	12.7%	139.8
Sustainable Energy Solutions	130.9	2.5%	134.9	4.3%	(4.0)
Other	0	0.0%	51.4	1.6%	(51.4)
Consolidated Net Sales	$5,242.2	100.0%	$3,171.4	100.0%	$2,070.8

The following table provides volume by reportable operating segment for the periods presented.

	Fiscal Year Ended
	May 31,
			Increase/
	2022	2021	(Decrease)
Steel Processing (Tons)	4,170,931	4,066,773	104,158
Consumer Products (Units)	82,393,013	74,656,594	7,736,419
Building Products (Units)	11,707,258	11,181,873	525,385
Sustainable Energy Solutions (Units)	610,811	897,261	(286,450)
Other (Units)	-	33,419	(33,419)

•
Steel Processing – Net sales increased $1.9 billion over fiscal 2021 to $3.9 billion. The increase was driven primarily by higher average selling prices, and, to a lesser extent, the impact of acquisitions completed in fiscal 2022. The mix of direct versus toll tons processed was 51% to 49% in fiscal 2022, compared to 48% to 52% in the prior fiscal year. The shift in mix towards direct tons was driven primarily by softness at the Samuel joint venture, and, to a lesser extent, direct tons shipped by acquired businesses in fiscal 2022.

•
Consumer Products – Net sales increased 21.5%, or $112.8 million, over fiscal 2021 to $636.5 million. The increase was driven by higher average selling prices and higher volume, including contributions from the acquisition of General Tools & Instruments Company LLC (“GTI”) in the third quarter of fiscal 2021.

•
Building Products – Net sales increased 34.8%, or $139.8 million, over fiscal 2021 to $541.8 million . The increase was driven by higher average selling prices, and to a lesser extent, higher volume.

•
Sustainable Energy Solutions – Net sales decreased $4.0 million, or 3.0%, from fiscal 2021 to $130.9 million. The decrease was driven by lower volume due to the May 31, 2021 divestiture of our former LPG business in Poland, which contributed $31.9 million to net sales in fiscal 2021, partially offset by higher selling prices.

Gross Margin

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(In millions)	2022	Net sales	2021	Net sales	(Decrease)
Gross Margin	$714.8	13.6%	$639.0	20.1%	$75.8

•
Gross margin increased $75.8 million over fiscal 2021 to $714.8 million. The improvement was primarily driven by higher average selling prices across all of our businesses and contributions from acquisitions, partially offset by lower inventory holding gains and higher distribution and conversion costs. The decrease in gross margin as a percent of net sales was due to lower contributions from Steel Processing due to the impact of higher overall steel prices during fiscal 2022.

Selling, General and Administrative Expense

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(In millions)	2022	Net sales	2021	Net sales	(Decrease)
Selling, general and administrative expense	$399.6	7.6%	$351.1	11.1%	$48.5

•
SG&A expense increased $48.5 million over fiscal 2021 due primarily to the impact of acquisitions, and to a lesser extent, higher profit sharing and bonus expense to correspond with the increases in operating income and equity income over fiscal 2021.

Other Operating Costs

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Impairment of long-lived assets	$3.1	$13.7	$(10.6)
Restructuring and other (income) expense, net	(17.1)	56.1	(73.2)
Incremental expenses related to Nikola gains	-	50.6	(50.6)

•
Impairment charges totaled $3.1 million in fiscal 2022 compared to $13.7 million in fiscal 2021. Fiscal 2022 impairment charges related to the write down of certain production equipment at the Twinsburg, Ohio facility whose book value was determined to exceed fair market value less costs to sell. Fiscal 2021 impairment charges related primarily to divestitures of non-core businesses within our legacy Pressure Cylinders segment. Refer to "Note E - Goodwill and Other Long-Lived Assets" for additional information.

•
Restructuring activity during fiscal 2022 resulted primarily from pre-tax gains from asset disposals within Steel Processing totaling $14.9 million. Restructuring activity in fiscal 2021 totaled $56.1 million and primarily resulted from losses recognized from the sale of non-core businesses within our legacy Pressure Cylinders operating segment in fiscal 2021. See “Note F – Restructuring and Other Expense (Income), Net” for additional information related to these divestitures.

•
We previously held an investment in the common stock of Nikola Corporation (“Nikola”). Incremental expenses related to Nikola gains of $50.6 million in fiscal 2021 consisted of $30.0 million of increased profit sharing and bonus expenses related to the Nikola investment gains and $20.7 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation in the first quarter of fiscal 2021. For additional information, refer to “Note C – Investment in Nikola”.

Equity Income

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2022	2021	(Decrease)
WAVE	$87.4	$78.9	$8.5
ClarkDietrich	89.1	24.6	64.5
Serviacero Worthington	29.8	16.0	13.8
ArtiFlex	7.6	4.5	3.1
Workhorse	(0.3)	(0.7)	0.4
Total Equity Income	$213.6	$123.3	$90.3

•
Equity income increased $90.3 million over fiscal 2021 to $213.6 million on higher contributions across all of our unconsolidated joint ventures. Equity earnings at ClarkDietrich and Serviacero Worthington were up a combined $78.3 million on higher volume and the favorable impact of higher selling prices. We received cash distributions of $100.1 million from our unconsolidated joint ventures during fiscal 2022.

Other Income

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Miscellaneous income, net	$2.7	$2.2	$0.5
Gain on investment in Nikola	-	655.1	(655.1)

•
Gains on investment in Nikola totaled $655.1 million in fiscal 2021 and consisted of realized gains from the sale and charitable contribution of our Nikola shares. For additional information, refer to “Note C – Investments in Nikola”.

Adjusted EBIT

We evaluate segment performance based on adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of our ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of our ongoing operations.

The following table provides a reconciliation of net earnings attributable to controlling interest to adjusted EBIT for the periods presented:

	Fiscal Year Ended
	May 31,
(In millions)	2022	2021
Net earnings attributable to controlling interest	$379.4	$723.8
Interest expense	31.3	30.3
Income tax expense	115.0	176.3
Earnings before interest and taxes	$525.7	$930.4
Impairment of long-lived assets (1)	2.0	13.7
Restructuring and other (income) expense, net (1)	(11.2)	55.9
Incremental expenses related to Nikola gains	-	50.6
Gain on investment in Nikola	-	(655.1)
Adjusted earnings before interest and taxes (adjusted EBIT) (1)	$516.5	$395.5

(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment, along with the respective percentage of the total of each, for the periods presented.

	Fiscal Year Ended
	May 31,
		% of Adjusted		% of Adjusted	Increase/
(In millions)	2022	EBIT	2021	EBIT	(Decrease)
Steel Processing	$203.3	39.4%	$208.2	52.6%	$(4.9)
Consumer Products	94.3	18.3%	74.9	18.9%	19.4
Building Products	216.6	41.9%	117.9	29.8%	98.7
Sustainable Energy Solutions	(6.3)	(1.2%)	5.0	1.3%	(11.3)
Other	8.6	1.7%	(10.5)	(2.7%)	19.1
Total Adjusted EBIT	$516.5	100.0%	$395.5	100.0%	$121.0

•
Steel Processing – Adjusted EBIT was down $4.9 million from fiscal 2021 to $203.3 million, as the favorable impact of acquisitions and higher average selling prices was more than offset by lower inventory holding gains, down an estimated $53.1 million from fiscal 2021.

•
Consumer Products – Adjusted EBIT was up $19.4 million over fiscal 2021 to $94.3 million on improved volume and higher selling prices, slightly offset by higher manufacturing expenses.

•
Building Products – Adjusted EBIT of $216.6 million was $98.7 million more than fiscal 2021, due primarily to higher equity earnings at ClarkDietrich and WAVE, up a combined $73.0 million on strong volume and the favorable impact of higher steel prices, partially offset by an increase in labor and material costs.

•
Sustainable Energy Solutions – Adjusted EBIT reflected a loss of $6.3 million, unfavorable by $11.3 million when compared to fiscal 2021, on the combined impact of lower volume, and an unfavorable product mix. Volume in fiscal 2022 was also negatively impacted by the May 31, 2021, divestiture of our former LPG business in Poland.

•
Other – Adjusted EBIT was favorable by $19.1 million over fiscal 2020. The improvement was driven by the divestiture of non-accretive assets in fiscal 2021.

Interest Expense

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Interest Expense	$31.3	$30.3	$1.0

•
Interest expense was $31.3 million in fiscal 2022, up $1.0 million from fiscal 2021 due to the impact of higher average debt levels associated with short-term borrowings.

Income Taxes

	Fiscal Year Ended
	May 31,
(In millions)	2022	Effective Tax Rate	2021	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$115.0	23.3%	$176.3	19.6%	$(61.3)

•
Income tax expense decreased $61.3 million from fiscal 2021 due to the significant impact of the Nikola gains and associated expenses in the prior year, partially offset by higher core pre-tax earnings in fiscal 2022 and the impact of a $19.7 million discrete tax benefit realized in connection with the sale of the oil & gas equipment business in the prior year. Fiscal 2022 tax expense reflected an estimated annual effective income tax rate of 23.3% versus 19.6% in the prior year. For additional information regarding our income taxes, refer to “Note N – Income Taxes”.

Fiscal 2021 Compared to Fiscal 2020

The following table presents consolidated operating results for the periods indicated:

	Fiscal Year Ended
	May 31,
(In millions, except per share amounts)	2021	2020	Increase/ (Decrease)
Net sales	$3,171.4	$3,059.1	$112.3
Operating income	167.5	22.5	145.0
Equity income	123.3	114.8	8.5
Net earnings attributable to controlling interest	723.8	78.8	645.0
Earnings per diluted share attributable to controlling interest	13.40	1.41	11.99

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by reportable operating segment, along with the respective percentage of the total of each, for the periods presented.

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(Dollars in millions)	2021	Net sales	2020	Net sales	(Decrease)
Steel Processing	$2,059.4	64.9%	$1,859.7	60.8%	$199.7
Consumer Products	523.7	16.5%	449.3	14.7%	74.4
Building Products	402.0	12.7%	383.4	12.5%	18.6
Sustainable Energy Solutions	134.9	4.3%	122.1	4.0%	12.8
Other	51.4	1.6%	244.6	8.0%	(193.2)
Consolidated Net Sales	$3,171.4	100.0%	$3,059.1	100.0%	$112.3

The following table provides volume by reportable operating segment for the periods presented.

	Fiscal Year Ended
	May 31,
			Increase/
	2021	2020	(Decrease)
Steel Processing (Tons)	4,066,773	3,830,675	236,098
Consumer Products (Units)	74,656,594	70,710,740	3,945,854
Building Products (Units)	11,181,873	10,896,035	285,838
Sustainable Energy Solutions (Units)	897,261	846,431	50,830
Other (Units)	33,419	929,266	(895,847)
•
Steel Processing – Net sales increased $199.7 million over fiscal 2020. The increase was driven by the combined impact of higher average direct selling prices and higher volume, as both direct tons and toll tons processed increased over fiscal 2020, which had been negatively impacted by COVID-19. The mix of direct tons versus toll tons processed was 48% to 52% in both fiscal 2021 and fiscal 2020.
•
Consumer Products – Net sales increased 16.6%, or $74.4 million, over fiscal 2020. The increase was driven primarily by higher volumes, which benefited from the January 29, 2021, acquisition of GTI and a shift in mix to higher priced LPG and helium tanks.
•
Building Products – Net sales increased 4.9%, or $18.6 million, over fiscal 2020. The increase was driven by increased volume of refrigerant and heating tanks.
•
Sustainable Energy Solutions – Net sales increased $12.8 million, or 10.5%, over fiscal 2020. The increase was primarily driven by higher volumes and, to a lesser extent, the favorable mix of higher priced composite cylinders and fuel systems.

Gross Margin

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Gross Margin	$639.0	20.1%	$443.3	14.5%	$195.7

•
Gross margin increased $195.7 million over fiscal 2020. The increase was driven primarily by improved direct spreads in our Steel Processing segment, which were up $152.8 million due to the favorable year-over-year impact of inventory holding gains and losses combined with mark-to-market gains on unqualified commodity hedges and arbitrage opportunities in fiscal 2021. The remaining increase was driven primarily by higher volume in the Consumer Products business. Inventory holding gains were estimated to be $75.0 million in fiscal 2021 compared to inventory holding losses of $20.3 million in fiscal 2020.

Selling, General and Administrative Expense

	Fiscal Year Ended
	May 31,
		% of		% of	Increase/
(In millions)	2021	Net sales	2020	Net sales	(Decrease)
Selling, general and administrative expense	$351.1	11.1%	$328.1	10.7%	$23.0

•
SG&A expense increased $23.0 million over fiscal 2020. The increase was driven primarily by higher profit sharing and bonus expense as a result of the significant increase in earnings, partially offset by lower wages due to the reduction in workforce implemented in response to COVID-19. Overall, SG&A expense was 11.1% of consolidated net sales in fiscal 2021 compared to 10.7% in fiscal 2020.

Other Operating Costs

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Impairment of long-lived assets	$13.7	$82.7	$(69.0)
Restructuring and other expense, net	56.1	10.0	46.1
Incremental expenses related to Nikola gains	50.6	-	50.6

•
Impairment charges totaled $13.7 million in fiscal 2021 compared to $82.7 million in fiscal 2020. Fiscal 2021 impairment charges related primarily to divestitures of non-core businesses within our legacy Pressure Cylinders segment. Fiscal 2020 impairment charges related primarily to the deconsolidation of our former Engineered Cabs business and the impairment of certain long-lived assets in our former oil & gas equipment business within our legacy Pressure Cylinders segment. For more information regarding these impairment charges, refer to "Note E - Goodwill and Other Long-lived Assets".

•
Restructuring and other expense, net totaled $56.1 million and primarily resulted from losses recognized from the sale of non-core businesses within our legacy Pressure Cylinders segment in fiscal 2021. See “Note F – Restructuring and Other Expense (Income), Net” for additional information related to these divestitures.

•
Incremental expenses related to Nikola gains of $50.6 million in fiscal 2021 consisted of $30.0 million of increased profit sharing and bonus expenses related to the Nikola investment gains and $20.7 million for the contribution of 500,000 shares of Nikola common stock to the Worthington Industries Foundation in the first quarter of fiscal 2021. For additional information, refer to “Note C – Investment in Nikola.”

Equity Income

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2021	2020	(Decrease)
WAVE	$78.9	$101.1	$(22.2)
ClarkDietrich	24.6	17.2	7.4
Serviacero Worthington	16.0	1.3	14.7
ArtiFlex	4.5	2.7	1.8
Other	(0.7)	(7.5)	6.8
Total Equity Income	$123.3	$114.8	$8.5

•
Equity income increased $8.5 million over fiscal 2020 to $123.3 million. The increase was primarily driven by higher contributions from ClarkDietrich and Serviacero Worthington, where results benefited from rising steel prices, partially offset by a decline in equity income at WAVE due to a $23.1 million gain in fiscal 2020 related to the sale of WAVE’s international operations. We received cash distributions from our unconsolidated joint ventures of $91.0 million in fiscal 2021. For additional financial information regarding our unconsolidated affiliates, refer to “Note D – Investments in Unconsolidated Affiliates”.

Other Income

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Miscellaneous income, net	$2.2	$9.1	$(6.9)
Gain on investment in Nikola	655.1	-	655.1
Loss on extinguishment of debt	-	4.0	(4.0)

•
Miscellaneous income, net decreased $6.9 million from fiscal 2020 when we recognized a $6.1 million gain to remeasure our previously held equity interest in Samuel, which was consolidated effective December 31, 2019.

•
Gains on investment in Nikola totaled $655.1 million in fiscal 2021 and consisted of realized gains from the sale and charitable contribution of our Nikola shares. For additional information, refer to “Note C – Investment in Nikola”.

•
In connection with the early redemption of the 2020 Notes, a loss on extinguishment of debt of $4.0 million was recognized and presented separately in our consolidated statement of earnings for fiscal 2020.

Adjusted EBIT

The following table provides a reconciliation of consolidated net earnings attributable to controlling interest to adjusted EBIT for the periods presented:

	Fiscal Year Ended
	May 31,
(In millions)	2021	2020
Net earnings attributable to controlling interest	$723.8	$78.8
Interest expense	30.3	31.6
Income tax expense	176.3	26.3
Earnings before interest and taxes	$930.4	$136.7
Impairment of goodwill and long-lived assets (1)	13.7	81.8
Restructuring and other expense, net (1)	55.9	9.0
Loss on early extinguishment of debt	-	4.0
Impairment of investment in unconsolidated joint venture	-	4.3
Incremental expenses related to Nikola gains	50.6	-
Gains on investment in Nikola	(655.1)	-
Gain on sale of assets within equity income	-	(23.1)
Gain on consolidation of Samuel	-	(6.0)
Other non-recurring expense	-	0.9
Adjusted earnings before interest and taxes (adjusted EBIT) (1)	$395.5	$207.6

(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment, along with the respective percentage of the total of each, for the periods presented.

	Fiscal Year Ended
	May 31,
		% of Adjusted		% of Adjusted	Increase/
(In millions)	2021	EBIT	2020	EBIT	(Decrease)
Steel Processing	$208.2	52.6%	$39.7	19.1%	$168.5
Consumer Products	74.9	18.9%	65.4	31.5%	9.5
Building Products	117.9	29.9%	104.6	50.4%	13.3
Sustainable Energy Solutions	5.0	1.3%	5.0	2.4%	-
Other	(10.5)	(2.7%)	(7.1)	(3.4%)	(3.4)
Total Adjusted EBIT	$395.5	100.0%	$207.6	100.0%	$187.9

•
Steel Processing – Adjusted EBIT was up $168.5 million over fiscal 2020 to $208.2 million driven primarily by improved direct spreads, which benefitted from an estimated $95.3 million increase in inventory holding gains over fiscal 2020, and higher equity earnings at Serviacero Worthington, up $14.7 million over fiscal 2020, on the combined impact of higher average selling prices and higher volume. The remaining increase was primarily driven by mark-to-market gains on unqualified commodity hedges and arbitrage opportunities in fiscal 2021.

•
Consumer Products – Adjusted EBIT was up $9.5 million over fiscal 2020 to $74.9 million on the combined impact of higher volume and improved product mix.

•
Building Products – Adjusted EBIT was up $13.3 million over fiscal 2020 to $117.9 million on improvements in both operating income and higher equity earnings at ClarkDietrich, up $7.4 million on the favorable impact of higher selling prices and improved volume. The improvement in operating income over the prior year was driven primarily by the favorable impact of higher selling prices.

•
Sustainable Energy Solutions – Adjusted EBIT of $5.0 million was flat versus prior year as the favorable impact of higher volume was offset by higher manufacturing expenses.

•
Other – Adjusted EBIT was a loss of $10.5 million, $3.4 million higher than the loss incurred in fiscal 2020 due to higher operating losses generated from divested business which historically reported within our legacy Pressure Cylinders segment.

Interest Expense

	Fiscal Year Ended
	May 31,
			Increase/
(In millions)	2021	2020	(Decrease)
Interest Expense	$30.3	$31.6	$(1.3)

•
Interest expense was $30.3 million in fiscal 2021, compared to $31.6 million in fiscal 2020. The decrease was due primarily to lower average interest rates resulting from the debt refinancing transactions completed at the end of the first quarter of fiscal 2020.

Income Taxes

	Fiscal Year Ended
	May 31,
(In millions)	2021	Effective Tax Rate	2020	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$176.3	19.6%	$26.3	25.1%	$150.0

•
Income tax expense increased $150.0 million from fiscal 2020 due to the significant increase in pre-tax income driven by the Nikola gains partially offset by losses generated from the sale of the oil & gas equipment and our former Poland cylinders businesses. These losses and a favorable change in the mix of earnings were the primary reasons for the decrease in the estimated annual effective tax rate to 19.6% from 25.1% in fiscal 2020. For additional information regarding our income taxes, refer to “Note N – Income Taxes”.

Liquidity and Capital Resources

During fiscal 2022, we generated $70.1 million of cash from operating activities, invested $94.6 million in property, plant and equipment, spent a combined $376.7 million to acquire Shiloh’s U.S. BlankLight® business and Tempel, and received $39.9 million in proceeds from assets sold. Additionally, we acquired 3,235,000 of the common shares at a cost of $180.2 million and paid dividends of $57.2 million on the common shares. The following table summarizes our consolidated cash flows for the periods presented.

	Fiscal Year Ended
	May 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$70.1	$274.4	$336.7
Net cash provided (used) by investing activities	(438.2)	468.5	(116.2)
Net cash used by financing activities	(237.7)	(249.8)	(165.7)
Increase (decrease) in cash and cash equivalents	(605.8)	493.1	54.8
Cash and cash equivalents at beginning of period	640.3	147.2	92.4
Cash and cash equivalents at end of period	$34.5	$640.3	$147.2

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit. These committed lines of credit had a total of $518.6 million of borrowing capacity available to be drawn as of July 29, 2022.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, supply chain disruptions caused by the COVID-19 pandemic and softening economic conditions could create uncertainty and volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. As the impact of the COVID-19 pandemic on the economy and our operations is evolving, we will continue to review our discretionary spending and other variable costs as well as our liquidity needs.

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

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable. Rising steel prices during the first half of the fiscal year led to a $257.6 million increase in operating working capital (accounts receivable, inventory and accounts payable) during fiscal 2022.

Net cash provided by operating activities was $70.1 million during fiscal 2022 compared to $274.4 million in fiscal 2021. The decrease was primarily due to a $179.8 million increase in operating working capital requirements over fiscal 2021, mainly driven by higher average steel prices.

Investing Activities

Net cash used by investing activities was $438.2 million during fiscal 2022 compared to net cash provided by investing activities of $468.5 million in fiscal 2021. Net cash provided by investing activities in fiscal 2021 resulted primarily from proceeds from the sale of our shares of Nikola common stock, which totaled $634.4 million, partially offset by a $129.6 million cash outflow related to the acquisitions of GTI and PTEC Pressure Technology GmbH. Net cash used by investing activities in fiscal 2022 resulted primarily from cash paid for acquired companies in fiscal 2022, partially offset by $39.9 million of proceeds from asset sales. During fiscal 2022, we spent $104.5 million to acquire the net assets of Shiloh’s U.S. BlankLight ® business and $272.2 million to acquire the outstanding equity interests in Tempel.

Capital expenditures reflect cash used for investment in property, plant and equipment and is presented below by reportable business segment (this information excludes cash flows related to acquisition and divestiture activity):

	Fiscal Year Ended
	May 31,
(in millions)	2022	2021	2020
Steel Processing	$35.9	$28.3	$40.6
Consumer Products	13.4	13.3	8.1
Building Products	31.1	22.7	17.9
Sustainable Energy Solutions	6.4	8.7	13.8
Other	7.8	9.2	15.1
Total capital expenditures	$94.6	$82.2	$95.5

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

Financing Activities

Net cash used by financing activities was $237.7 million in fiscal 2022 compared to $249.8 million in fiscal 2021. During fiscal 2022, we paid $180.2 million to repurchase 3,235,000 of the common shares, paid dividends of $57.2 million on the common shares and borrowed a total of $41.7 million under existing short-term credit facilities. During fiscal 2021, we paid $192.1 million to repurchase 4,018,464 of the common shares and paid dividends of $53.0 million on the common shares.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2022, we were in compliance with the covenants in our long-term debt agreements. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. As of May 31, 2022, we were in compliance with the covenants in our short-term debt agreements.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in August 2026. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR, the Prime Rate of PNC Bank, National Association, or the Overnight Bank Funding Rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2022.

As discussed in “Note H – Guarantees,” we had in place $16.6 million in outstanding letters of credit for third-party beneficiaries as of May 31, 2022. No amounts were drawn against at May 31, 2022, and the fair value of these guarantee instruments, based on premiums paid, was not material.

During fiscal 2022, we established a revolving trade accounts receivable securitization facility (the “AR Facility”) allowing us to borrow up to $175.0 million. Pursuant to the terms or the AR Facility, certain of our subsidiaries sell their accounts receivable without recourse, on a revolving basis, to Worthington Receivables Company ("WRC"), a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC sells, on a revolving basis, up to $175.0 million of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of May 31, 2022, borrowings outstanding under the AR Facility totaled $43.5 million, leaving $131.5 million available for future use.

Common shares – During fiscal 2022, we declared dividends totaling $1.12 per common share at a quarterly rate of $0.28 per common share. During fiscal 2021, we declared dividends totaling $1.03 per common share ($0.25 per common share during the first three quarters of fiscal 2021 and $0.28 per common share for the fourth quarter of fiscal 2021). Dividends paid on the common shares totaled $57.2 million in fiscal 2022 compared to $53.0 million during fiscal 2021. On June 22, 2022, the Worthington Industries Board declared a quarterly dividend of $0.31 per common share for the first quarter of fiscal 2023. The dividend is payable on September 29, 2022 to shareholders of record on September 15, 2022.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 of the common shares. These common shares may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. The total number of common shares available for repurchase under these authorizations at May 31, 2022 was 6,065,000.

During fiscal 2022 and fiscal 2021, we repurchased 3,235,000 and 4,018,464 common shares under the authorizations described above, having an aggregate cost of $180.2 million and $192.1 million, respectively.

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

Recently Issued Accounting Standards

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this new accounting standard update in fiscal 2021 did not have a material impact on our consolidated financial position, results of operations, or cash flows. Additionally, there have been no changes to our significant accounting policies as disclosed in this 2021 Form 10-K as a result of the adoption of this new accounting guidance.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations or financial position or competitive position.

Inflation

Inflation has accelerated and government deficits and debt levels remain at high levels in many major markets. In the U.S. inflation rose at an annual rate of 8.6% in May 2022. The effects of inflation on our operations were significant during fiscal 2022 and impacted our selling prices and input costs. The effects of inflation are expected to have a continued impact in fiscal 2023.

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

Impairment of Indefinite-Lived Long-Lived Assets: Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Steel Processing, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. For Steel Processing, we have determined that Tempel and TWB are stand-alone reporting units.

For goodwill and indefinite lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Either way, our policy is to perform a quantitative analysis of each reporting unit every three to five years.

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

Strategic Investments: From time to time we may make investments in both privately and publicly held equity securities in which we do not have a controlling interest or significant influence. Investments are recorded at fair value and changes in fair value for equity securities are reported in the consolidated statement of earnings. We elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates. Derivative financial instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. Such forward contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. At May 31, 2022, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, copper, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2022. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2022 and 2021 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

	Fair Value At
	May 31,
(in millions)	2022	2021
Foreign currency exchange contracts	$(0.3)	$(0.5)
Commodity contracts	3.9	63.5
Total derivative financial instruments	$3.6	$63.0

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value of customer relationships intangible asset in the acquisition of Tempel Steel Company

As discussed in Note Q to the consolidated financial statements, on December 1, 2021, the Company acquired Tempel Steel Company (“Tempel”) in a business combination for approximately $272,208,000, net of cash acquired. As a result of the transaction, the Company acquired customer relationships associated with the generation of future revenues. Of the total assets acquired, the fair value assigned to customer relationships intangible asset amounted to $30,000,000.

We identified the evaluation of the fair value of the customer relationships acquired in the Tempel business combination as a critical audit matter. There was a high degree of subjective auditor judgment related to significant assumptions used in the valuation model, specifically the forecasted revenue growth rates and the discount rate applied. Changes in these assumptions could have a significant impact on the fair value of the customer relationships intangible asset. Professionals with specialized skill and knowledge were also required to assess the significant assumptions and evaluate the evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the above significant assumptions. We evaluated the amount and timing of forecasted revenue growth rates used by the Company by comparing them to certain publicly available information for comparable companies and industry reports. We performed sensitivity analyses over the Company’s revenue growth rates used to determine the estimated fair value of the customer relationships intangible asset to assess the effect of changes in those assumptions on the Company’s determination of fair value. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation, by comparing it to a discount range that was independently developed using publicly available market data.

/s/KPMG LLP

We have served as the Company's auditor since 2001.

Columbus, Ohio

August 1, 2022

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,485	$640,311
Receivables, less allowances of $1,292 and $608 at May 31, 2022
and May 31, 2021, respectively	857,493	639,964
Inventories:
Raw materials	323,609	266,208
Work in process	255,019	183,413
Finished products	180,512	115,133
Total inventories	759,140	564,754
Income taxes receivable	20,556	1,958
Assets held for sale	20,318	51,956
Prepaid expenses and other current assets	93,661	69,049
Total current assets	1,785,653	1,967,992
Investments in unconsolidated affiliates	327,381	233,126
Operating lease assets	98,769	35,101
Goodwill	401,469	351,056
Other intangible assets, net of accumulated amortization of $93,973 and
$80,513 at May 31, 2022 and May 31, 2021, respectively	299,017	240,387
Other assets	34,394	30,566
Property, plant and equipment:
Land	51,483	21,744
Buildings and improvements	303,269	271,196
Machinery and equipment	1,196,806	1,046,065
Construction in progress	59,363	53,903
Total property, plant and equipment	1,610,921	1,392,908
Less: accumulated depreciation	914,581	877,891
Total property, plant and equipment, net	696,340	515,017
Total assets	$3,643,023	$3,373,245

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$668,438	$567,392
Short-term borrowings	47,997	-
Accrued compensation, contributions to employee benefit plans and related taxes	117,530	137,698
Dividends payable	15,988	16,536
Other accrued items	70,125	52,250
Current operating lease liabilities	11,618	9,947
Income taxes payable	300	3,620
Current maturities of long-term debt	265	458
Total current liabilities	932,261	787,901
Other liabilities	115,991	82,824
Distributions in excess of investment in unconsolidated affiliate	81,149	99,669
Long-term debt	696,345	710,031
Noncurrent operating lease liabilities	88,183	27,374
Deferred income taxes, net	115,132	113,751
Total liabilities	2,029,061	1,821,550
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and
outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and
outstanding, 2022 - 48,380,112 shares, 2021 - 51,330,347 shares	-	-
Additional paid-in capital	273,439	282,790
Accumulated other comprehensive income (loss), net of taxes of $2,049 and $(12,550) at May 31, 2022 and May 31, 2021, respectively	(22,850)	45,387
Retained earnings	1,230,163	1,070,016
Total shareholders' equity - controlling interest	1,480,752	1,398,193
Noncontrolling interests	133,210	153,502
Total equity	1,613,962	1,551,695
Total liabilities and equity	$3,643,023	$3,373,245

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Years Ended May 31,
	2022	2021	2020
Net sales	$5,242,219	$3,171,429	$3,059,119
Cost of goods sold	4,527,403	2,532,351	2,615,782
Gross margin	714,816	639,078	443,337
Selling, general and administrative expense	399,568	351,145	328,110
Impairment of goodwill and long-lived assets	3,076	13,739	82,690
Restructuring and other (income) expense, net	(17,096)	56,097	10,048
Incremental expenses related to Nikola gains	-	50,624	-
Operating income	329,268	167,473	22,489
Other income (expense):
Miscellaneous income, net	2,714	2,163	9,099
Interest expense	(31,337)	(30,346)	(31,616)
Equity in net income of unconsolidated affiliates	213,641	123,325	114,848
Gains on investment in Nikola	-	655,102	-
Loss on extinguishment of debt	-	-	(4,034)
Earnings before income taxes	514,286	917,717	110,786
Income tax expense	115,022	176,267	26,342
Net earnings	399,264	741,450	84,444
Net earnings attributable to noncontrolling interests	19,878	17,655	5,648
Net earnings attributable to controlling interest	$379,386	$723,795	$78,796

Basic
Average common shares outstanding	49,940	52,701	54,958
Earnings per share attributable to controlling interest	$7.60	$13.73	$1.43

Diluted
Average common shares outstanding	50,993	53,917	55,983
Earnings per share attributable to controlling interest	$7.44	$13.42	$1.41

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2022	2021	2020
Net earnings	$399,264	$741,450	$84,444
Other comprehensive income (loss):
Foreign currency translation, net of tax	(17,089)	10,921	10,497
Pension liability adjustment, net of tax	9,711	5,931	(4,030)
Cash flow hedges, net of tax	(60,859)	63,752	1,780
Other comprehensive income (loss)	(68,237)	80,604	8,247
Comprehensive income	331,027	822,054	92,691
Comprehensive income attributable to noncontrolling interests	19,878	17,655	5,648
Comprehensive income attributable to controlling interest	$311,149	$804,399	$87,043

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Income (Loss),	Retained		Noncontrolling
(in thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2019	55,467,525	$-	$283,177	$(43,464)	$591,533	$831,246	$117,148	$948,394
Net earnings	-	-	-	-	78,796	78,796	5,648	84,444
Other comprehensive income	-	-	-	8,247	-	8,247	-	8,247
Common shares issued, net of withholding tax	448,960	-	(6,513)	-	-	(6,513)	-	(6,513)
Theoretical common shares in NQ plans	-	-	547	-	-	547	-	547
Stock-based compensation	-	-	13,191	-	-	13,191	-	13,191
Consolidation of Worthington Samuel Coil Processing LLC	-	-	-	-	-	-	24,269	24,269
Repurchases and retirement of common shares	(1,300,000)	-	(6,626)	-	(44,346)	(50,972)	-	(50,972)
Dividends to noncontrolling interests	-	-	-	-	-	-	(1,453)	(1,453)
Cash dividends declared ($0.96 per share)	-	-	-	-	(53,721)	(53,721)	-	(53,721)
Balance at May 31, 2020	54,616,485	$-	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	-	-	723,795	723,795	17,655	741,450
Other comprehensive income	-	-	-	80,604	-	80,604	-	80,604
Common shares issued, net of withholding tax	732,326	-	6,581	-	-	6,581	-	6,581
Theoretical common shares in NQ plans	-	-	556	-	-	556	-	556
Stock-based compensation	-	-	13,005	-	-	13,005	-	13,005
Partner contribution to Worthington Samuel Coil Processing LLC	-	-	-	-	-	-	925	925
Repurchases and retirement of common shares	(4,018,464)	-	(21,128)	-	(170,926)	(192,054)	-	(192,054)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,690)	(10,690)
Cash dividends declared ($1.03 per share)	-	-	-	-	(55,115)	(55,115)	-	(55,115)
Balance at May 31, 2021	51,330,347	$-	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	-	-	379,386	379,386	19,878	399,264
Other comprehensive loss	-	-	-	(68,237)	-	(68,237)	-	(68,237)
Common shares issued, net of withholding tax	284,765	-	(6,280)	-	-	(6,280)	-	(6,280)
Theoretical common shares in NQ plans	-	-	592	-	-	592	-	592
Stock-based compensation	-	-	15,672	-	-	15,672	-	15,672
Repurchases and retirement of common shares	(3,235,000)	-	(17,962)	-	(162,286)	(180,248)	-	(180,248)
Purchase of noncontrolling interest in Worthington Taylor, LLC	-	-	(1,373)	-	-	(1,373)	(5,010)	(6,383)
Dividends to noncontrolling interests	-	-	-	-	-	-	(35,160)	(35,160)
Cash dividends declared ($1.12 per share)	-	-	-	-	(56,953)	(56,953)	-	(56,953)
Balance at May 31, 2022	48,380,112	$-	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2022	2021	2020
Operating activities:
Net earnings	$399,264	$741,450	$84,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,827	87,654	92,678
Impairment of goodwill and long-lived assets	3,076	13,739	82,690
Provision for (benefit from) deferred income taxes	19,175	4,822	(1,309)
Bad debt expense (income)	959	(255)	580
Equity in net income of unconsolidated affiliates, net of distributions	(113,583)	(32,318)	8,106
Net (gain) loss on sale of assets	(16,150)	53,607	(5,057)
Stock-based compensation	16,100	19,129	11,883
Gains on investment in Nikola	-	(655,102)	-
Charitable contribution of Nikola shares	-	20,653	-
Loss on extinguishment of debt	-	-	4,034
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(151,328)	(223,254)	147,225
Inventories	(118,490)	(169,740)	62,126
Accounts payable	12,230	315,222	(142,685)
Accrued compensation and employee benefits	(29,348)	75,725	(11,878)
Income taxes payable	(5,977)	2,671	(215)
Other operating items, net	(44,643)	20,376	4,104
Net cash provided by operating activities	70,112	274,379	336,726

Investing activities:
Investment in property, plant and equipment	(94,600)	(82,178)	(95,503)
Purchase of noncontrolling interest in Worthington Taylor, LLC	(6,811)	-	-
Acquisitions, net of cash acquired	(376,713)	(129,615)	(30,748)
Proceeds from sale of assets, net of selling costs	39,936	45,854	10,036
Proceeds from sale of Nikola shares	-	634,449	-
Net cash provided (used) by investing activities	(438,188)	468,510	(116,215)

Financing activities:
Net proceeds from short-term borrowings, net of issuance costs	41,726	-	-
Proceeds from long-term debt, net of issuance costs	-	-	101,464
Principal payments on long-term debt	(565)	(622)	(154,913)
Proceeds from issuance of common shares, net of tax withholdings	(6,280)	6,581	(6,513)
Payments to noncontrolling interests	(35,160)	(10,690)	(1,453)
Repurchase of common shares	(180,248)	(192,054)	(50,972)
Dividends paid	(57,223)	(52,991)	(53,289)
Net cash used by financing activities	(237,750)	(249,776)	(165,676)
Increase (decrease) in cash and cash equivalents	(605,826)	493,113	54,835
Cash and cash equivalents at beginning of year	640,311	147,198	92,363
Cash and cash equivalents at end of year	$34,485	$640,311	$147,198

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2022, 2021 and 2020

Note A – Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Worthington Industries and its consolidated subsidiaries. Investments in unconsolidated affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated.

We own controlling interests in the following four joint ventures: Spartan (52%), TWB (55%), Samuel (63%), and WSP (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively. On December 31, 2019, we acquired an additional 31.75% interest in Samuel, increasing our ownership to a 63% controlling interest, with Samuel’s results being consolidated within the Steel Processing operating segment since the acquisition date. The transaction resulted in a one-time net pre-tax gain of $6,055,000 within miscellaneous income in our consolidated statement of earnings during fiscal 2020.

Minority buy-out of Worthington Taylor: On May 2, 2022, we purchased the 49% noncontrolling interest in Worthington Taylor, LLC from a subsidiary of U.S. Steel which also owns the noncontrolling interest in WSP. The purchase price for the noncontrolling interest in Worthington Taylor, the entity which owned the assets of WSP's Taylor, Michigan facility, was $6.8 million. As a result of this transaction, Worthington Taylor became one of our wholly subsidiaries. Due to our existing controlling interest in the assets, the transaction was accounted for within equity.

Deconsolidation of Engineered Cabs: On November 1, 2019, we contributed substantially all of the net assets of our former Engineered Cabs business to a newly-formed joint venture, Workhorse, in exchange for a 20% noncontrolling interest. Immediately following the contribution, Workhorse acquired the net assets of Crenlo Cab Products, LLC (“Crenlo”). The investment in Workhorse is accounted for under the equity method, due to lack of control as more fully described in “Note D – Investments in Unconsolidated Affiliates”.

Our contribution to Workhorse consisted of the net assets of the two primary manufacturing facilities of our former Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota. As a result of the contribution, an impairment charge of $35,194,000 was recognized when the disposal group met the criteria as assets held for sale during the first quarter of 2020. Certain non-core assets of the former Engineered Cabs business, including the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana, were retained and subsequently exited.

Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a one-time net gain of $258,000 within restructuring and other (income) expense, net in our fiscal 2020 consolidated statement of earnings, as summarized below.

(in thousands)
Retained investment (at fair value)	$13,831
Contributed net assets (at carrying value)	13,394
Gain on deconsolidation	437
Less: deal costs	(179)
Net gain on deconsolidation	$258

In accordance with the applicable accounting guidance, our minority ownership interest in Workhorse was recorded at fair value as of the closing date.

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

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. We believe our inventories were valued appropriately as of May 31, 2022 and May 31, 2021.

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

We discontinue hedge accounting when it is determined that the derivative financial instrument is no longer highly effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation of the hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative financial instrument is retained, we continue to carry the derivative financial instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in net earnings immediately. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and immediately recognize the gains and losses that were accumulated in AOCI.

Refer to “Note R – Derivative Financial Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of our derivative financial instruments.

Risks and Uncertainties: As of May 31, 2022, excluding our joint ventures, we operated 28 manufacturing facilities worldwide, principally in four operating segments, which corresponded with our reportable business segments: Steel Processing, Consumer Products, Building Products, and Sustainable Energy Solutions. We also held equity positions in nine joint ventures, which operated 48 manufacturing facilities worldwide, as of May 31, 2022. Our largest end market is the automotive industry, which comprised 37%, 37%, and 32% of our consolidated net sales in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Our international operations represented 6%, 7%, and 7% of our consolidated net sales and 0.3%, -1%, and 2% of our consolidated net earnings attributable to controlling interest in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and 10% and 9% of our consolidated net assets as of May 31, 2022 and May 31, 2021, respectively. As of May 31, 2022, approximately 15% of our consolidated labor force was represented by collective bargaining units. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2022, our largest customer accounted for approximately 13% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. In fiscal 2021, our largest customer accounted for slightly less than 11% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

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

Receivables: We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. With the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed further below in “Recently Adopted Accounting Standards”, expected lifetime credit losses on receivables are recognized at the time of origination. We estimate the allowance for credit losses based on the expected future credit losses using the internal historical loss information and observable and forecasted macroeconomic data.

The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative (“SG&A”) expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased approximately $684,000 during fiscal 2022 to $1,292,000.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $83,272,000, $74,779,000 and $79,368,000 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: We use the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Steel Processing, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. For Steel Processing, we have determined that Tempel and TWB are stand-alone reporting units. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed. If however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Our policy is to perform a quantitative analysis of each reporting unit every three to five years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2022 and concluded that no impairment indicators were present.

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

Strategic Investments: From time to time, we may make investments in both privately and publicly held equity securities in which we do not have a controlling interest or significant influence. Investments are recorded at fair value and changes in the fair value of equity securities are recognized in net earnings below operating income. We elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Leases: On June 1, 2019, we adopted the lease accounting standard under U.S. GAAP, ASU 2016-02, Leases (Topic 842) (“Topic 842”) using the modified retrospective approach. Under Topic 842, leases are categorized as operating or financing leases upon inception. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that we will exercise such options. As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A expense depending on the underlying nature of the leased assets. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases and are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. Refer to “Note T – Leases” for additional information on the adoption and impact of Topic 842.

Stock-Based Compensation: At May 31, 2022, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note L – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated statements of earnings over the vesting period based on their grant-date fair values. Forfeitures are recognized as they occur.

Revenue Recognition: Revenue is recognized in accordance with U.S. GAAP, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Under this accounting guidance, we recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

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

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer. Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less. When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional. Unbilled receivables and contract assets are included in receivables and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. Additionally, we do not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

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

Toll processing revenues are recognized over time and are primarily measured using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. We have elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

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

Advertising Expense: Advertising costs are expensed to SG&A as incurred. Advertising expense was $21,613,000, $17,462,000, and $17,603,000 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Statements of Cash Flows: Supplemental cash flow information was as follows for the fiscal years ended May 31:

(in thousands)	2022	2021	2020
Interest paid, net of amount capitalized	$29,700	$29,080	$32,994
Income taxes paid, net of refunds	$118,799	$160,847	$25,076

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

Recently Adopted Accounting Standards: On June 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The adoption of the accounting standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

On June 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and additional related ASUs which introduced an expected credit loss model for impairment of financial assets measured at amortized cost, including trade receivables. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider when developing its expected credit loss estimate for assets measured at amortized cost. The adoption of the accounting standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note B – Revenue Recognition

We recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive for those goods or services, including any variable consideration.

Disaggregation of Revenues

Steel Processing generates revenue by processing steel to the precise type, thickness, length, width, shape, and surface quality required by customer specification. It also toll processes steel for steel mills, large end-users, service centers and other processors. Revenue is recognized at a point in time, with the exception of the toll processing revenue stream which is recognized over time.

Consumer Products consists of products in the tools, outdoor living and celebrations end markets. Products include propane-filled cylinders for torches, camping stoves and other applications, LPG cylinders, handheld torches, helium-filled balloon kits, and specialized hand tools and instruments. These products are sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers. Revenue is recognized at a point in time.

Building Products sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products. Cylinders are generally sold to gas producers and distributors. Revenue is recognized at a point in time.

Sustainable Energy Solutions sells onboard fueling system and services, gas containment solutions and services for storage, transport and distribution of industrial gasses and cylinders for life support systems, as well as alternative fuel cylinders used to hold CNG and hydrogen for automobile, buses, and light-duty trucks. Revenue is recognized at a point in time.

The products contained within our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments have similar processes, require substantially the same raw materials, use similar equipment, and serve similar purposes. Therefore, we believe the products within each of these reportable segments are appropriately combined. See "Note P - Segment Data" for information regarding the reorganization of our legacy Pressure Cylinders business and the resulting new reportable segments, effective June 1, 2021.

The following table summarizes net sales by product class for the fiscal years ended May 31:

	Fiscal Year Ended May 31,
(in thousands)	2022	2021	2020
Steel Processing
Direct	$3,788,289	$1,927,418	$1,729,972
Toll	144,732	131,979	129,698
Total	3,933,021	2,059,397	1,859,670

Consumer Products	636,478	523,697	449,337
Building Products	541,757	402,038	383,372
Sustainable Energy Solutions	130,954	134,890	122,113

Other
Oil & Gas Equipment	-	20,950	111,891
Engineered Cabs	-	1,058	50,954
Other	9	29,399	81,782
Total	9	51,407	244,627

Total	$5,242,219	$3,171,429	$3,059,119

The following table summarizes the revenue that has been recognized over time for the fiscal years ended May 31:

	Fiscal Year Ended May 31,
(in thousands)	2022	2021	2020
Steel Processing - toll	$144,732	$131,979	$129,698
Other - certain oil & gas contracts	-	15,666	100,774
Total over time revenue	$144,732	$147,645	$230,472

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		May 31,
(in thousands)	Balance Sheet Classification	2022	2021
Unbilled receivables	Receivables	$5,001	$5,317

There were no contract assets at either of the dates indicated above.

Note C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ-listed, publicly-traded company. Prior to the Effective Date, we held an equity interest in the predecessor company, which was converted to 19,048,020 shares of Nikola common stock on the Effective Date.

During fiscal 2021, we sold or contributed all of these shares and recognized pre-tax gains of $655,102,000, which were comprised of $634,449,000 in cash proceeds and $20,653,000 in value from Nikola shares contributed to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which we operate. We also recognized $50,624,000 of incremental expenses in operating income related to Nikola gains consisting of $29,971,000 for discretionary profit sharing and bonus expenses and $20,653,000 for the charitable contribution of Nikola shares.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2022, we held investments in the following affiliated companies: ArtiFlex (50%), Workhorse (20%), ClarkDietrich (25%), Serviacero Worthington (50%), and WAVE (50%)

As previously disclosed, we have at various times over the last several years explored strategic alternatives relating to our investment in ArtiFlex, including an equity purchase by our joint venture partner. Based on all of the relevant facts and circumstances, including actual and projected cash flows of the business, we do not believe our investment is impaired, temporarily or otherwise, at May 31, 2022. However, certain scenarios under consideration by us may result in cash proceeds that are lower than the $49,495,000 book value of our investment at May 31, 2022.

On December 31, 2019, we contributed the then recently acquired operating net assets of Heidtman Steel Products, Inc.’s Cleveland facility (“Heidtman”) to Samuel in exchange for an incremental 31.75% ownership interest in Samuel, bringing our total ownership interest to 63%. Samuel’s results have been consolidated within Steel Processing operating segment since that date.

On November 1, 2019, we closed on an agreement with an affiliate of Angeles Equity Partners, LLC by which we contributed substantially all of the net assets of our former Engineered Cabs business to Workhorse, a newly-formed joint venture, in exchange for a 20% noncontrolling interest. Immediately following the contribution, Workhorse acquired the net assets of Crenlo. Our contribution to Workhorse consisted of the net assets of the primary manufacturing facilities of our former Engineered Cabs business located in Greeneville, Tennessee and Watertown, South Dakota. Our investment in Workhorse is accounted for under the equity method due to lack of control.

We received distributions from unconsolidated affiliates totaling $100,058,000, $91,007,000, and $122,953,000 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $81,149,000 and $99,669,000 at May 31, 2022 and 2021, respectively. In accordance with the applicable accounting guidance, we reclassified the negative balances to other liabilities within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(in thousands)	2022	2021
Cash	$68,563	$11,651
Other current assets	1,148,029	733,834
Noncurrent assets	369,608	382,585
Total assets	$1,586,200	$1,128,070
Current liabilities	$345,097	$232,626
Short-term borrowings	5,943	1,155
Current maturities of long-term debt	33,054	30,209
Long-term debt	306,814	311,871
Other noncurrent liabilities	76,437	92,209
Equity	818,855	460,000
Total liabilities and equity	$1,586,200	$1,128,070

The following tables presents summarized financial information for our unconsolidated affiliates as of, and for the fiscal years ended May 31.

(in thousands)	2022	2021	2020
Net sales
WAVE	$452,368	$371,814	$368,820
ClarkDietrich	1,695,808	893,371	855,994
Serviacero Worthington	620,312	311,543	273,276
ArtiFlex	187,089	144,834	175,428
Workhorse	313,265	196,915	146,478
Total net sales	$3,268,842	$1,918,477	$1,819,996

(in thousands)	2022	2021	2020
Gross margin
WAVE	$238,523	$215,692	$208,040
ClarkDietrich	431,070	158,074	131,619
Serviacero Worthington	96,918	51,253	15,739
ArtiFlex	30,633	20,596	14,212
Workhorse	11,455	(7,057)	7,320
Total gross margin	$808,599	$438,558	$376,930

(in thousands)	2022	2021	2020
Operating income (loss)
WAVE	$183,545	$165,381	$166,404
ClarkDietrich	351,583	94,888	66,952
Serviacero Worthington	87,342	43,075	7,513
ArtiFlex	15,778	9,628	6,248
Workhorse	(2,024)	(2,372)	(23,596)
Total operating income	$636,224	$310,600	$223,521

(in thousands)	2022	2021	2020
Depreciation and amortization
WAVE	$4,554	$4,073	$4,032
ClarkDietrich	10,946	11,917	11,869
Serviacero Worthington	4,300	4,305	4,324
ArtiFlex	5,708	5,728	5,605
Workhorse	6,586	8,965	4,689
Total depreciation and amortization	$32,094	$34,988	$30,519

(in thousands)	2022	2021	2020
Interest expense
WAVE	$8,386	$8,909	$11,061
ClarkDietrich	308	101	378
Serviacero Worthington	180	42	87
ArtiFlex	340	528	801
Workhorse	1,228	2,704	1,665
Total interest expense	$10,442	$12,284	$13,992

(in thousands)	2022	2021	2020
Income tax expense (benefit)
WAVE	$158	$200	$216
ClarkDietrich	-	-	-
Serviacero Worthington	25,079	11,341	3,267
ArtiFlex	258	149	(15)
Workhorse	1,244	270	(15)
Total income tax expense	$26,739	$11,960	$3,453

(in thousands)	2022	2021	2020
Net earnings (loss)
WAVE (1)	$175,154	$156,869	$202,451
ClarkDietrich	356,288	98,313	68,899
Serviacero Worthington	59,565	31,865	2,573
ArtiFlex	15,180	8,950	5,461
Workhorse	(1,170)	(2,811)	(19,934)
Total net earnings	$605,017	$293,186	$259,450

(1)
On September 30, 2019, WAVE completed the sale of its international operations to Knauf Ceilings and Holdings GmbH (“Knauf”), as part of the broader transaction between Knauf and Armstrong World Industries, Inc., our partner in the WAVE joint venture. The net earnings in this table include net income attributable to discontinued operations of $49,770,000 in fiscal 2020. All other amounts presented in the table above exclude the activity of the discontinued operations of WAVE.

At May 31, 2022 and 2021, $132,283,000 and $59,015,000, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note E – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2022 and fiscal 2021 by reportable business segment:

(in thousands)	Steel Processing	Consumer Products (1)	Building Products (1)	Sustainable Energy Solutions (1)	Other	Total
Balance at May 31, 2020	$19,695	$207,373	$67,120	$13,690	$13,556	$321,434
Acquisitions and purchase accounting adjustments (2)	523	33,568	-	3,785	-	37,876
Divestitures (3)	-	-	-	-	(13,556)	(13,556)
Translation adjustments	-	-	5,153	149	-	5,302
Balance at May 31, 2021	20,218	240,941	72,273	17,624	-	351,056
Acquisitions and purchase accounting adjustments (2)	60,115	432	-	-	-	60,547
Translation adjustments	(300)		(6,865)	(2,969)		(10,134)
Balance at May 31, 2022	$80,033	$241,373	$65,408	$14,655	$-	$401,469

(1)
In connection with the realignment of the our legacy Pressure Cylinders business, as discussed further in “Note P - Segment Data”, the goodwill of our legacy Pressure Cylinders business unit was allocated to the new reporting units on a relative fair value basis.

(2)
For additional information regarding our acquisitions, refer to “Note Q - Acquisitions”.

(3)
Fiscal 2021 divestitures related to the sale of our SCI business located in Pomona, California, the sale of our cryogenic and hydrogen trailer business, including the Theodore, Alabama site, and sale of our cryo-science and microbulk storage unit business.

There was no goodwill associated with the Other segment at May 31, 2022 or May 31, 2021. Accumulated goodwill impairment charges within the Other segment totaled $198,290,000 as of May 31, 2022 and May 31, 2021.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The following table summarizes other intangible assets by class as of May 31, 2022 and 2021:

	2022		2021
		Accumulated		Accumulated
(in thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$99,901	$-	$99,901	$-
Total indefinite-lived intangible assets	99,901	-	99,901	-
Definite-lived intangible assets:
Customer relationships	$258,647	$83,776	$198,234	$72,499
Non-compete agreements	4,388	4,195	4,098	4,098
Technology / know-how	23,924	5,088	13,165	3,614
In-process research & development	1,300	-	-	-
Other	4,830	914	5,502	302
Total definite-lived intangible assets	293,089	93,973	220,999	80,513
Total intangible assets	$392,990	$93,973	$320,900	$80,513

Amortization expense totaled $14,937,000, $12,257,000, and $12,870,000 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in thousands)
2023	$16,244
2024	$16,244
2025	$15,969
2026	$15,683
2027	$15,157

Impairment of Long-Lived Assets

Fiscal 2022: During the third quarter of fiscal 2022, management committed to plans to sell certain production equipment at the Samuel facility in Twinsburg, Ohio. As all of the criteria for classification of assets held for sale were met, the net assets have been presented separately as assets held for sale in our consolidated balance sheets. In accordance with the applicable accounting guidance, the net assets were written down to the fair value less costs to sell, resulting in an impairment charge of $3,076,000 in fiscal 2022.

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

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value. As a result, property, plant and equipment with a carrying value of $13,526,000 was written down to its estimated fair value of $9,193,000 (determined using Level 2 inputs), resulting in an impairment charge of $4,333,000. Additionally, the customer list intangible assets and technology/know-how intangible assets with an aggregate carrying value of $3,662,000 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off. These assets were subsequently sold in October 2020 (refer to “Note F – Restructuring and Other Expense (Income), Net” for additional information).

We decided to discontinue our operation of the manufacturing line for alternative fuel cylinders at the Jefferson, Ohio facility. As a result, long-lived assets with a carrying value of $1,823,000 were written down to their estimated fair market value of $400,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,423,000.

We recognized a $506,000 impairment charge related to the Superior Tools business that was acquired as part of Magna Industries, Inc. in fiscal 2019 and subsequently sold.

Fiscal 2020: During the fourth quarter of 2020, we performed the annual impairment test on our indefinite-lived assets. The results of the analysis indicated the fair market value of certain European tradenames used in our legacy Pressure Cylinders business (now the Building Products) business was estimated to be $2,800,000 which no longer supported their book value of $6,600,000, resulting in an impairment charge of $3,800,000. The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable Level 3 inputs.

During the fourth quarter of fiscal 2020, we identified an impairment indicator related to the TWB Hermosillo facility operating lease due to the economic impact of COVID-19. As a result, the lease right of use ("ROU") asset with a net book value of $565,000 was deemed fully impaired and written off.

During the fourth quarter of 2020, we committed to a plan to shut down the packaging solutions business in Greensburg, Indiana. As a result, long-lived assets with a carrying value of $2,810,000 were written down to their estimated fair market value of $266,000 (determined using Level 2 inputs), resulting in an impairment charge of $2,544,000.

During the fourth quarter of 2020, we announced a plan to consolidate our oil & gas equipment operations in Wooster, Ohio, into our then existing manufacturing facility in Bremen, Ohio. As a result, we tested the long-lived assets of the combined asset group, consisting of fixed assets and customer list intangible assets with net book values of $14,274,000 and $6,577,000, respectively, for impairment. The book value of the fixed assets was determined to be in excess of fair market value, resulting in an impairment charge of $4,679,000 during the third quarter of fiscal 2020. Additionally, the customer list intangible assets were deemed to be fully impaired and written off. Fair market value of the fixed assets was determined using observable Level 2 inputs and the fair value of the customer list intangible assets was determined using unobservable Level 3 inputs.

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

During the third quarter of fiscal 2020, our consolidated joint venture WSP committed to a plan to sell its Canton, Michigan facility and some of the production equipment at that facility. The land and building related to the facility were determined to not be impaired. The book value of the production equipment was determined to be above the fair market value. Therefore, the net assets were written down to their estimated fair market value less cost to sell of $700,000 (determined using Level 2 inputs), resulting in an impairment charge of $1,274,000 in the third quarter of fiscal 2020.

During the first quarter of fiscal 2020, we closed on an agreement by which we contributed substantially all of the net assets of our former Engineered Cabs business with the exception of the fabricated products facility in Stow, Ohio, and the steel packaging facility in Greensburg, Indiana to Workhorse. The book value of the disposal group exceeded its estimated fair market value of $12,860,000 (determined using Level 2 inputs), which resulted in the recording of a $35,194,000 impairment charge during the first quarter of fiscal 2020. Included in the impairment charge were lease ROU assets with a net book value of $905,000 that were deemed fully impaired and written off. For additional information, refer to “Note D – Investments in Unconsolidated Affiliates”. We also identified an impairment indicator for the long-lived assets of our former Engineered Cabs fabricated products business as the sale would have an adverse impact on the manner and extent in which the remaining assets were used. As a result, fixed assets with a net book value of $1,469,000 and lease ROU assets with a net book value of $3,938,000 were deemed to be fully impaired and written off during the first quarter of fiscal 2020.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2022, is summarized below:

	Beginning	Expense			Ending
(in thousands)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$771	$4	$(368)	$134	$541
Facility exit and other costs	449	(449)	-	-	-
	$1,220	(445)	$(368)	$134	$541
Net gain on sale of assets (1)(2)(3)		(15,794)
Gain on lease buyout (4)		(857)
Restructuring and other income, net		$(17,096)

During fiscal 2022, the following actions were taken related to our restructuring activities:

(1)
On June 9, 2021, our consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility with a net book value of $7,606,000 for net cash proceeds of $19,850,000, resulting in a pre-tax gain of $12,244,000.

(2)
During fiscal 2022, we sold real property in Wooster and Bremen, Ohio, for combined net cash proceeds of $8,723,000, resulting in pre-tax gains of $860,000. These assets were excluded from the sale of our former oil & gas equipment business in January 2021. The combined net book value classified as assets held for sale immediately prior to closing was $7,863,000.

(3)
We completed our exit of the Decatur, Alabama Steel Processing facility and sold the remaining fixed assets with a net book value of $1,366,000 for net cash proceeds of $4,000,000, resulting in a pre-tax gain of $2,634,000.

(4)
On September 10, 2021, we executed an agreement to buy out the remaining term of the operating lease at our fabricated products facility in Stow, Ohio, for $1,100,000, resulting in a pre-tax gain of $857,000. This facility was retained in connection with the divestiture of our former Engineered Cabs business and had not been operational since June 2020. All of the other assets of our former Engineered Cabs business that were retained were sold or otherwise written-off prior to fiscal 2022.

The total liability as of May 31, 2022 is expected to be paid in the immediately following twelve months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2021, is summarized below:

	Beginning				Ending
(in thousands)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$6,536	$1,314	$(6,980)	$(99)	$771
Facility exit and other costs	156	1,438	(1,330)	185	449
	$6,692	2,752	$(8,310)	$86	$1,220
Net loss on sale of assets (1)(2)(3)(4)(5)		53,345
Restructuring and other expense, net		$56,097

During fiscal 2021, the following actions were taken related to our restructuring activities:

(1)
In October 2020, our legacy Pressure Cylinders segment completed the sale of its cryogenic and hydrogen trailer business, including the Theodore, Alabama manufacturing site, and the cryo-science and microbulk storage unit business. In connection with these transactions, we realized net cash proceeds of $21,275,000 after working capital adjustments, which generated a pre-tax loss of $7,064,000, primarily related to allocated goodwill.

(2)
On January 29, 2021, our legacy Pressure Cylinders segment sold its oil & gas equipment business to an affiliate of Ten Oaks Group for deferred proceeds in the form of contingent consideration that entitles us to up to 15% of future sales proceeds upon the exit of the business by the acquirer, subject to limitations and certain adjustments. Due to then current and forecasted losses of the business combined with uncertain market conditions, we did not assign any value to the contingent consideration arrangement. As a result, we recognized a loss of $27,671,000 within restructuring and other expense, net during fiscal 2021. We retained the three real property locations (one in each of Breman and Wooster, Ohio, and one in Tulsa, Oklahoma). In conjunction with the sale, we executed operating lease agreements with the buyer for the Breman and Tulsa locations. These assets had been marketed for sale and were classified as assets held for sale in our consolidated balance sheet as of May 31, 2021.

(3)
During the third quarter of fiscal 2021, we recognized a $181,000 gain from the auction of certain assets related to our fabricated products facility in Stow, Ohio within restructuring and other expense, net.

(4)
On March 12, 2021, we sold the SCI business located in Pomona, California to Luxfer Holdings PLC. We received net proceeds of $19,059,000 resulting in a pre-tax loss of $7,219,000 within restructuring and other expense, net.

(5)
On May 31, 2021, our legacy Pressure Cylinders business (now the Sustainable Energy Solutions business) sold its LPG fuel storage business, located in Poland, to Westport Fuel Systems, Inc. We received total consideration of approximately $6,000,000, resulting in a pre-tax loss of $11,034,000 within restructuring and other expense, net.
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

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, as of May 31, 2022, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $18,205,000 at May 31, 2022. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amounts have been recognized in our consolidated financial statements.

We also had in place $16,637,000 of outstanding stand-by letters of credit issued to third-party service providers at May 31, 2022. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2022.

Note I – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2022 and 2021:

(in thousands)	2022	2021
Short-term borrowings	$47,997	$-
4.60% senior notes due August 10, 2024	150,000	150,000
4.55% senior notes due April 15, 2026	250,000	250,000
4.30% senior notes due August 1, 2032	200,000	200,000
1.56% Series A senior note due August 23, 2031	39,382	44,871
1.90% Series B senior notes due August 23, 2034	59,019	67,245
Other	795	1,363
Total debt	747,193	713,479
Unamortized discount and debt issuance costs	(2,586)	(2,990)
Total debt, net	744,607	710,489
Less: current maturities and short-term borrowings	48,262	458
Total long-term debt	$696,345	$710,031

Maturities of long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(in thousands)
2023	$48,262
2024	265
2025	150,265
2026	250,000
2027	-
Thereafter	298,401
Total	$747,193

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued a €36,700,000 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “Series A Senior Note”) and €55,000,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “Series B Senior Notes” and collectively with the Series A Senior Note, the "Senior Notes"). The Series A Senior Note is to be repaid in the principal amount of €30,000,000, together with accrued interest, on August 23, 2029, with the remaining €6,700,000 principal amount payable on August 23, 2031, together with accrued interest. The Series B Senior Notes are to be repaid in the aggregate principal amount of €23,300,000, together with accrued interest, on August 23, 2031, with the remaining €31,700,000 aggregate principal amount payable on August 23, 2034, together with accrued interest. Debt issuance costs of $134,000 were incurred in connection with the issuance of the Senior Notes and have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the respective terms of the Senior Notes. The unamortized portion of the debt issuance costs were $106,000 and $116,000, at May 31, 2022 and 2021, respectively.

The Senior Notes were issued in a private placement and the proceeds thereof were used in the redemption of $150,000,000 aggregate principal amount of unsecured 6.50% senior notes that were set to mature on April 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on August 30, 2019. In connection with the early redemption, we recognized a loss on extinguishment of debt of $4,034,000, which was presented separately in our consolidated statement of earnings for fiscal 2020.

On July 28, 2017, we issued the 2032 Notes. The 2032 Notes bear interest at a rate of 4.30%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under the Credit Facility and a prior revolving trade accounts receivable securitization facility. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098,000, which was reflected in AOCI. Approximately $2,116,000 and $198,000 were allocated to debt issuance costs and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes. The unamortized portions of the debt issuance costs and the debt discount were $1,434,000 and $134,000, respectively, at May 31, 2022 and $1,575,000 and $147,000, respectively, at May 31, 2021.

On April 15, 2014, we issued the 2026 Notes. The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under the Credit Facility. Approximately $3,081,000, $2,279,000 and $528,000 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on the consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes. The unamortized portions of the debt issuance costs and the debt discount were $728,000 and $169,000, respectively, at May 31, 2022 and $918,000 and $212,000, respectively, at May 31, 2021.

On August 10, 2012, we issued $150,000,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the then outstanding amounts. Approximately $80,000 of the aggregate proceeds were allocated to debt issuance costs. The unamortized portion of the debt issuance costs was $15,000 and $21,000 at May 31, 2022 and 2021, respectively.

Other Financing Arrangements

On May 19, 2022, we entered into the AR Facility. Pursuant to the terms of the AR Facility, certain of our subsidiaries sell or contribute all of their eligible accounts receivable and other related assets without recourse, on a revolving basis, to WRC, a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC sells, on a revolving basis, up to $175,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of May 31, 2022, borrowings outstanding under the AR Facility totaled $43,500,000, leaving $131,500,000 available for future use. Fees incurred to facilitate the securitization were $547,000 and will be deferred and amortized on a straight-line basis through May 2024. Facility fees will be expensed as incurred through interest expense in our consolidated statements of earnings.

We maintain the Credit Facility with a group of lenders. On August 20, 2021, we amended and restated the Credit Facility, extending the final maturity from February 16, 2023 to August 20, 2026. Bank and legal fees of $805,000 were incurred as a result of the renewal. These costs have been deferred and are being amortized over the life of the Credit Facility to interest expense. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The Credit Facility contains customary LIBOR benchmark replacement language. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2022, leaving $500,000,000 available for future use.

Note J – Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects of each component of other comprehensive income (loss) for the fiscal years ended May 31:

	2022			2021			2020
(in thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before -Tax	Tax	Net-of- Tax
Foreign currency translation	$(15,808)	(1,281)	$(17,089)	$9,958	963	$10,921	$10,480	$17	$10,497
Pension liability adjustment	$12,647	(2,936)	9,711	7,684	(1,753)	5,931	(5,395)	1,365	(4,030)
Cash flow hedges	$(79,677)	18,818	(60,859)	83,434	(19,682)	63,752	2,339	(559)	1,780
Other comprehensive income (loss)	$(82,838)	$14,601	$(68,237)	$101,076	$(20,472)	$80,604	$7,424	$823	$8,247

Accumulated Other Comprehensive Income (Loss): The components of the changes in accumulated other comprehensive income (loss) for the fiscal years ended May 31, 2022 and May 31, 2021 were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2020	$(9,142)	$(21,886)	$(4,189)	$(35,217)
Other comprehensive income before reclassifications	9,958	6,909	93,415	110,282
Reclassification adjustments to income (a)	-	775	(9,981)	(9,206)
Income tax effect	963	(1,753)	(19,682)	(20,472)
Balance at May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(15,808)	12,101	19,175	15,468
Reclassification adjustments to income (a)	-	546	(98,852)	(98,306)
Income tax effect	(1,281)	(2,936)	18,818	14,601
Balance at May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)

(a)
The statement of earnings classification of amounts reclassified to income include
(1)
Pension liability adjustment – disclosed in “Note M – Employee Pension Plans”; and
(2)
Cash flow hedges – disclosed in “Note R – Derivative Financial Instruments and Hedging Activities”.

The estimated net amount of the gains in AOCI at May 31, 2022 expected to be reclassified into net earnings within the succeeding twelve months is $2,259,000 (net of tax of $682,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2022 and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2022.

Note K – Equity

Preferred Shares: The Worthington Industries Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 of the common shares. These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. At May 31, 2022, the total number of the common shares available for repurchase under the Board authorizations was 6,065,000.

During fiscal 2022, fiscal 2021 and fiscal 2020, we repurchased 3,235,000, 4,018,464 and 1,300,000 common shares, respectively, having an aggregate cost of $180,248,000, $192,054,000 and $50,972,000, respectively.

On October 1, 2014, we amended our non-qualified deferred compensation plans for employees to require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $592,000, $556,000 and $547,000 at May 31, 2022, 2021, and 2020, respectively. Prior to October 1, 2014, participant accounts credited to the theoretical common share option were settled in cash and classified as a liability in our consolidated balance sheets.

Note L – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 3,510,521 of the common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2022.

We recognized pre-tax stock-based compensation expense of $16,100,000 ($12,349,000 after-tax) $19,129,000 ($14,729,000 after-tax), and $11,883,000 ($9,150,000 after-tax) under the Plans during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. At May 31, 2022, the total unrecognized compensation cost related to non-vested awards was $18,574,000, which will be expensed over the next three fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the date of the grant. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the date of grant. Generally, stock options granted to employees vest and become exercisable at the rate of 33% per year beginning one year from the date of grant, and expire ten years after the date of grant. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the date of grant or (b) the date on which the next annual meeting of shareholders of Worthington Industries is held following the date of grant for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries. Stock options can be exercised through net-settlement, at the election of the option holder.

U.S. GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant-date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of the common shares); risk-free interest rate (based on the U.S. Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of the common shares over the preceding annual period).

The table below sets forth the non-qualified stock options granted during each of the last three fiscal years ended May 31. For each grant, the exercise price was equal to the closing market price of the underlying common shares at the respective grant date. The fair values of these stock options were based on the Black-Scholes option pricing model, calculated at the respective grant dates. The calculated pre-tax stock-based compensation expense for these stock options will be recognized on a straight-line basis over the three-year vesting period of the stock options.

(in thousands, except per share amounts)	2022	2021	2020
Granted	55	116	101
Weighted average exercise price, per share	$60.19	$36.93	$38.91
Weighted average grant date fair value, per share	$19.76	$10.43	$10.21
Pre-tax stock-based compensation	$1,077	$1,213	$1,029

The weighted average fair value of stock options granted in fiscal 2022, fiscal 2021 and fiscal 2020 was based on the following weighted average assumptions:

	2022	2021	2020
Dividend yield	2.10%	2.94%	2.42%
Expected volatility	41.62%	40.82%	33.10%
Risk-free interest rate	1.10%	0.43%	1.86%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the fiscal years ended May 31:

	2022		2021		2020
(in thousands, except per share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	602	$36.44	1,352	$27.34	1,555	$24.01
Granted	55	60.19	116	36.93	101	38.91
Exercised	(53)	23.80	(854)	22.16	(303)	13.99
Forfeited	(2)	44.69	(12)	31.52	(1)	43.04
Outstanding, end of year	602	$39.66	602	$36.44	1,352	$27.34
Exercisable at end of year	447	$37.68	389	$35.55	1,167	$25.34

		Weighted
		Average
	Number of	Remaining	Aggregate
	Stock	Contractual	Intrinsic
	Options	Life	Value
	(in thousands)	(in years)	(in thousands)
May 31, 2022
Outstanding	602	5.15	$4,987
Exercisable	447	4.09	$4,065

May 31, 2021
Outstanding	602	5.61	$18,037
Exercisable	389	4.15	$12,415

May 31, 2020
Outstanding	1,352	3.21	$8,846
Exercisable	1,167	2.44	$8,846

The total intrinsic value of stock options exercised during fiscal 2022 was $1,758,000. The total amount of cash received from the exercise of stock options during fiscal 2022 was $1,251,000, and the related excess tax benefit realized from share-based payment awards was $1,080,000.

The following table summarizes information about non-vested stock option awards for the fiscal year ended May 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
	(in thousands)	Per Share
Non-vested, beginning of year	213	$10.29
Granted	55	19.76
Vested	(111)	11.50
Forfeited	(2)	13.36
Non-vested, end of year	155	$13.66

Service-Based Restricted Common Shares

Restricted common shares may be awarded to certain employees and non-employee directors that contain service-based vesting conditions. Service-based restricted common shares granted to employees cliff vest three years from the date of grant. Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above with respect to non-qualified stock option grants. All service-based restricted common shares are valued at the closing market price of the common shares on the date of the grant.

The table below sets forth the service-based restricted common shares granted under the Plans during each of fiscal 2022, fiscal 2021 and fiscal 2020. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective three-year service periods.

(in thousands, except per share amounts)	2022	2021	2020
Granted	192	307	247
Weighted average grant date fair value, per share	$57.19	$38.99	$37.50
Pre-tax stock-based compensation	$10,993	$11,985	$9,258

The following table summarizes the activity for service-based restricted common shares for the fiscal years ended May 31:

	2022		2021		2020
(in thousands, except per share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	777	$40.36	643	$41.79	811	$43.25
Granted	192	57.19	307	38.99	247	37.50
Vested	(295)	42.90	(146)	43.41	(395)	42.00
Forfeited	(24)	42.36	(27)	42.15	(20)	44.10
Outstanding, end of year	650	$44.12	777	$40.36	643	$41.79

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.25		1.33		1.55

Aggregate intrinsic value of outstanding restricted
common shares	$30,283		$51,541		$19,230

Aggregate intrinsic value of restricted common
shares vested during the year	$16,534		$5,873		$15,322

Market-Based Restricted Common Shares

On June 24, 2014, we granted an aggregate of 50,000 market-based restricted common shares to two key employees under one of the Plans. Vesting of these restricted common share awards was to be contingent upon the price of the common shares reaching $60.00 per share and remaining at or above that price for 30 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $32.06 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these market-based restricted common shares:

Dividend yield	1.60%
Expected volatility	44.00%
Risk-free interest rate	1.70%

The calculated pre-tax stock-based compensation expense was determined to be $1,603,000. In fiscal 2016, 25,000 of these restricted common shares were forfeited. On September 26, 2018, the remaining 25,000 restricted common shares were modified to extend the vesting period by one year, to June 24, 2020. The incremental fair value as of the modification date was $261,000 and was recognized on a straight-line basis over the remaining term. The conditions required for vesting of these remaining market-based restricted common shares was not met by June 24, 2020 and they were subsequently forfeited.

On September 28, 2018, we granted an aggregate of 225,000 market-based restricted common shares to two key employees under one of the Plans. Vesting of these restricted common share awards is contingent upon the price of the common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261,000 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures.

On September 25, 2019, we granted 50,000 market-based restricted common shares to one key employee under one of the Plans. Vesting of this restricted common share award is contingent upon the price of the common shares reaching $65.00 per share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant-date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $14.31 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.69%
Expected volatility	34.90%
Risk-free interest rate	1.60%

On June 25, 2020, we granted an aggregate of 45,000 market-based restricted common shares to three key employees under one of the Plans. Vesting of these restricted common share awards is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per share. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit operating income targets for the three-fiscal-year periods ended or ending May 31, 2022, 2023 and 2024. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-fiscal-year performance period. The fair value of performance share awards is determined by the closing market price of the underlying common shares at the respective grant dates of the awards and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2022, fiscal 2021 and fiscal 2020:

(in thousands, except per share amounts)	2022	2021	2020
Granted	36	64	55
Weighted average grant date fair value, per share	$60.19	$36.93	$38.91
Pre-tax stock-based compensation	$2,191	$2,362	$2,159

The following table summarizes our performance award activity for the fiscal years ended May 31:

	2022		2021		2020
(in thousands, except per share amounts)	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	177	$39.23	158	$42.45	149	$45.00
Granted	67	52.22	65	36.93	67	38.91
Vested	(65)	42.82	(3)	47.76	(24)	44.91
Forfeited	(19)	41.80	(43)	46.86	(34)	44.91
Outstanding, end of year	160	$42.93	177	$39.23	158	$42.45

Weighted average remaining contractual life of
outstanding performance shares (in years)	0.90		1.17		1.23

Aggregate intrinsic value of outstanding
performance shares	$7,445		$11,730		$4,721

Aggregate intrinsic value of performance
shares vested during the year	$3,994		$100		$968

Note M – Employee Pension Plans

Defined benefit pension and other post-employment benefit ("OPEB") plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Net periodic benefit cost is included in other income (expense) in our consolidated statements of earnings, except for the service cost component, which is recorded in SG&A expense.

A curtailment results from an event that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to a benefit terminate their employment, or when a plan suspension or amendment that results in a curtailment gain is adopted. A curtailment loss is recorded when it becomes probable a curtailment loss will occur. We recognize settlement expense when the costs associated with all settlements during the year exceed the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in other income (expense) in our consolidated statements of earnings.

Defined Contribution Retirement Plans

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

Defined Benefit Pension Plans

The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan”) is a non‑contributory pension plan, which covers certain employees based on age and length of service. Our contributions have complied with ERISA's minimum funding requirements. Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance. We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan. During fiscal 2019, the Gerstenslager Plan was amended to allow certain inactive participants to take a lump sum settlement.

As a result of the acquisition of Tempel on December 1, 2021, we assumed approximately $40,160,000 of net pension and other postretirement benefit obligations under Tempel's defined benefit domestic funded pension plan, an unfunded supplemental executive retirement (SERP) plan, and a domestic unfunded postretirement plan. Effective December 31, 2010, Tempel froze its defined benefit domestic funded pension plan. Participants will receive the benefit they had accrued as of July 16, 2018 upon their retirement. No further pension benefit will be earned by the participants of this plan after December 31, 2010. See "Note Q - Acquisitions" for additional information related to the acquisition of Tempel.

Net Periodic Pension Costs

The following table summarizes the components of net periodic pension for our defined benefit pension and other postretirement benefit plans for the fiscal years ended May 31:

(in thousands)	2022	2021	2020
Defined benefit plans:
Interest cost	2,621	1,205	1,352
Return on plan assets	(4,473)	(4,289)	(1,928)
Net amortization and deferral costs	546	3,058	628
Settlement cost (2)	1,357	18	-
Defined contribution plans	18,036	17,562	16,495
Net periodic benefit cost (1)	$18,087	$17,554	$16,547

(1)
During fiscal year 2022, we also incurred $85 (in thousands) in net periodic benefit cost related to the Tempel Steel Company Postretirement Benefit Plan.
(2)
Relates to the settlement of certain participant balances within the Gerstenslager Plan.

Weighted Average Rates

The following weighted-average assumptions were used to determine the unfunded benefit obligation and net periodic benefit cost:

	2022	2021	2020
Benefit obligation:
Discount rate	4.27%	2.90%	2.65%
Net periodic pension cost:
Discount rate	2.74%	2.65%	3.57%
Expected long-term rate of return	6.75%	7.00%	7.00%

Actuarial developed yield curves are used to determine discount rates. The expected return on plan assets assumption is determined by reviewing the investment returns, as well as longer-term historical returns of an asset mix approximating our asset allocation targets, and periodically comparing these returns to the expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

Funded Status

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status for our defined benefit plans:

	Pension Benefits		Other Benefits
(in thousands)	2022	2021(1)	2022	2021(1)
Change in benefit obligation
Benefit obligation, beginning of year	$41,195	$46,167	$-	$-
Service cost	-	-	15	-
Interest cost	2,621	1,205	70	-
Actuarial gain	(24,755)	(4,814)	(873)	-
Benefits paid	(4,511)	(1,345)	(125)	-
Settlements	(2,929)	(18)	-	-
Participant contributions	-	-	8	-
Benefit obligations acquired	101,946	-	4,982	-
Benefits obligation, end of year	$113,567	$41,195	$4,077	$-

Change in plan assets
Fair value, beginning of year	$33,136	$28,510	$-	$-
Return on plan assets	(11,379)	4,289	-	-
Company contributions	2,308	1,700	117	-
Benefits paid	(4,511)	(1,345)	(125)	-
Settlements	(2,929)	(18)	-	-
Participant contributions	-	-	8	-
Plan assets acquired	66,768	-	-	-
Fair value, end of year	83,393	33,136	-	-
Funded status	$(30,174)	$(8,059)	$(4,077)	$-

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(30,174)	$(8,059)	$(4,077)	$-
Accumulated other comprehensive loss	6,736	17,541	(873)	-

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss (income)	6,736	17,541	(873)	-
Total	$6,736	$17,541	$(873)	$-

(1)
Activity presented for fiscal 2021 does not include the Tempel defined benefit domestic funded pension plan and other postretirement plans. These plans were assumed on December 1, 2021 in conjunction with the acquisition of Tempel. See “Note Q – Acquisitions" for additional information.

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the fiscal years ended May 31:

	Pension Benefits		Other Benefits
(in thousands)	2022	2021 (1)	2022	2021 (1)
Net (gain) loss	$(8,903)	$7,097	$(873)	$-
Amortization of net (gain) loss	(546)	775	-	-
Settlement cost	(1,357)	-	-
Total recognized in other comprehensive (gain) loss	$(10,806)	$7,872	$(873)	$-
Total recognized in net periodic benefit cost and other comprehensive income	$(10,704)	$(7,898)	$(787)	$-

(1)
Activity presented for fiscal 2021 does not include the Tempel defined benefit domestic funded pension plan and other postretirement plans. These plans were assumed on December 1, 2021 in conjunction with the acquisition of Tempel. See “Note Q – Acquisitions" for additional information

Pension plan assets are required to be disclosed at fair value in our consolidated financial statements. Fair value is defined in “Note S – Fair Value Measurements.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Hierarchy Categories

Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Equity funds categorized as Level 2 assets are primarily non-exchange traded comingled or collective funds where the underlying securities have observable prices available from active markets. Valuation is based on the net asset value of fund units held as derived from the fair value of the underlying assets. Fixed-income funds categorized as Level 2 assets include corporate and government bonds and are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Equity funds classified as Level 3 are fund investments in private companies. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors.

Fair Value of Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans' assets measured at fair value on a recurring basis at May 31, 2022:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Cash and cash equivalents	$1,238	$1,238	$-	$-
Fixed-income funds	11,287	11,287	-	-
Equity funds	37,352	37,352	-	-
Administrative funds	2,946	2,946	-	-
Commingled fund investments
measured at net asset value[1]:
Fixed-income funds	21,056	-	-	-
Hedge funds	9,514	-	-	-
Total	$83,393	$52,823	$-	$-

1 Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans' assets measured at fair value on a recurring basis at May 31, 2021:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(level 3)
Investment:
Money market funds	$1,664	$1,664	$-	$-
Fixed-income funds	12,629	12,629	-	-
Equity funds	16,022	16,022	-	-
Administrative funds	2,821	2,821	-	-
Total	$33,136	$33,136	$-	$-

Plan assets for the defined benefit plans consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2022	2021
Asset category:
Equity securities	45%	48%
Fixed-income funds	39%	38%
Hedge funds	11%	0%
Other	5%	14%
Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plans is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plans' respective liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments. We are expected to contribute approximately $7,836,000 to the defined benefit and OPEB plans during fiscal 2023. However, we reserve the right to make additional contributions.

Estimated Future Benefits Payments

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit and other postretirement plans during the fiscal years as follows:

(in thousands)	Pension Benefits	Other Benefits
2023	$7,449	$387
2024	$7,086	$368
2025	$7,255	$355
2026	$7,463	$336
2027	$7,860	$316
2028-2032	$38,243	$1,372

Commercial law requires us to pay severance and service benefits to employees at our Austrian Sustainable Energy Solutions location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,249,000 and $7,062,000 at May 31, 2022 and 2021, respectively, and was included in other liabilities on our consolidated balance sheets. Net periodic pension cost for these plans was $51,000, $625,000, and $494,000, for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The assumed salary rate increase was 2.75% for each of fiscal 2022, fiscal 2021 and fiscal 2020. The discount rate at May 31, 2022, 2021 and 2020 was 1.90%, 1.10%, and 1.65%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.
Note N – Income Taxes

Earnings before income taxes for the fiscal years ended May 31 included the following components:

(in thousands)	2022	2021	2020
U.S. based operations	$470,248	$897,601	$99,493
Non – U.S. based operations	44,038	20,116	11,293
Earnings before income taxes	514,286	917,717	110,786
Less: Net earnings attributable to noncontrolling interests*	19,878	17,655	5,648
Earnings before income taxes attributable to controlling interest	$494,408	$900,062	$105,138

* Net earnings attributable to noncontrolling interests are not taxable to us.

Significant components of income tax expense (benefit) for the fiscal years ended May 31 were as follows:

(in thousands)	2022	2021	2020
Current
Federal	$79,674	$160,903	$20,739
State and local	8,704	6,018	1,713
Foreign	7,469	4,524	5,199
	95,847	171,445	27,651
Deferred
Federal	19,398	6,668	(2,350)
State and local	2,576	(391)	732
Foreign	(2,799)	(1,455)	309
	19,175	4,822	(1,309)
	$115,022	$176,267	$26,342

A reconciliation of the federal statutory corporate income tax rate to total tax provision follows:

	2022	2021	2020
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.3	0.8	2.4
Non-U.S. income taxes at other than federal statutory rate	(0.9)	(0.3)	3.1
Excess benefit related to share-based payment awards	(0.2)	(0.5)	(1.2)
Nondeductible executive compensation	0.9	0.6	1.1
Oil & Gas capital stock loss	-	(1.5)	-
Other	0.2	(0.5)	(1.3)
Effective tax rate attributable to controlling interest	23.3%	19.6%	25.1%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 22.4%, 19.2% and 23.8% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our Samuel, WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in Samuel, WSP, Spartan and TWB’s U.S. operations do not generate tax expense to us since the investors in Samuel, WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits was $4,706,000, $3,836,000, and $1,621,000 as of May 31, 2022, 2021 and 2020, respectively. As of May 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate attributable to controlling interest was $3,930,000. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2022, 2021 and 2020, we had accrued liabilities of $367,000, $12,000 and $68,000, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2021	$3,836
Decreases - tax positions taken in prior years	(513)
Increases - current tax positions	1,436
Lapse of statutes of limitations	(53)
Balance at May 31, 2022	$4,706

Approximately $43,000 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal –2019 and forward

U.S. State and Local –2018 and forward

Austria – 2020 and forward

Canada –2017 and forward

China – 2021 and forward

India – 2017 and forward

Mexico – 2008, 2009, 2016 and forward

Portugal – 2018 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(in thousands)	2022	2021
Deferred tax assets
Accounts receivable	$1,695	$1,244
Inventories	6,291	4,946
Accrued expenses	28,981	24,714
Net operating loss carry forwards	8,178	9,907
Stock-based compensation	5,432	6,076
Operating lease - ROU liability	10,443	7,642
Other	1,588	2,309
Total deferred tax assets	62,608	56,838
Valuation allowance for deferred tax assets	(5,878)	(9,124)
Net deferred tax assets	56,730	47,714
Deferred tax liabilities
Property, plant and equipment	(127,859)	(111,789)
Investment in affiliated companies, principally due to undistributed earnings	(28,274)	(24,034)
Operating lease - ROU asset	(10,354)	(7,102)
Derivative contracts	(412)	(15,343)
Other	(4,963)	(3,197)
Total deferred tax liability	(171,862)	(161,465)
Net deferred tax liability	$(115,132)	$(113,751)

At May 31, 2022, we had tax benefits for federal net operating loss carry forwards of $1,636,000 with no expiration date, tax benefits for state net operating loss carry forwards of $5,051,000 that expire from fiscal 2023 to the fiscal year ending May 31, 2042, and tax benefits for non-U.S. net operating loss carryforwards of $1,491,000 with no expiration date.

The valuation allowance for deferred tax assets of $5,878,000 on May 31, 2022, is associated primarily with the state net operating loss carry forwards and relates to our former Steel Processing facility in Decatur, Alabama, and our former Engineered Cabs facility in Tennessee.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note O – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended May 31:

(in thousands, except per share amounts)	2022	2021	2020
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$379,386	$723,795	$78,796
Denominator:
Denominator for basic earnings per share attributable to controlling
interest - weighted average common shares	49,940	52,701	54,958
Effect of dilutive securities	1,053	1,216	1,025
Denominator for diluted earnings per share attributable to controlling
interest - adjusted weighted average common shares	50,993	53,917	55,983
Basic earnings per share attributable to controlling interest	$7.60	$13.73	$1.43
Diluted earnings per share attributable to controlling interest	$7.44	$13.42	$1.41

Stock options covering 50,540 common shares for fiscal 2022 have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. There were no anti-dilutive securities for fiscal 2021. Stock options covering 398,498 common shares for fiscal 2020 have been excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Note P – Segment Data

Our operations are managed principally on a products and services basis. Factors used to identify reportable business segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around the end markets which it served, resulting in three new reportable operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. Our Steel Processing operating segment was not impacted by these changes. A discussion of each of our reportable business segments is included below.

Steel Processing: This reportable segment is a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions and provider of electrical steel laminations. The segment includes our four consolidated joint ventures: Samuel, Spartan, TWB and WSP. Spartan operates a cold-rolled, hot-dipped coating line and TWB operates a laser welded blanking business. WSP serves primarily as a toll processor. WSP’s services include slitting, blanking, cutting-to-length, laser blanking, and warehousing. Samuel operates steel pickling facilities in Ohio. Steel Processing is an intermediate processor of flat-rolled steel. This operating segment’s processing capabilities include cold reducing, configured blanking, coil fed laser blanking, cutting-to-length, dry-lube, hot dip coating, annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including acrylic and paint coating, aluminum die casting, progressive stamping and notching, and transformer core winding and blank sheet stacking. Steel Processing sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, energy, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment end markets. Steel Processing also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. The percentage of our consolidated net sales generated by the Steel Processing reportable segment was approximately 75.0%, 64.9% and 60.8%, in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Consumer Products: This reportable segment consists of products in the tools, outdoor living and celebrations end markets sold under market-leading brands that include Coleman® (licensed), Bernzomatic®, Balloon Time®, Mag-Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, and Worthington Pro Grade™. These include propane-filled cylinders for torches, camping stoves and other applications, LPG cylinders, handheld torches, helium-filled balloon kits, and specialized hand tools and instruments sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.. The percentage of our consolidated net sales generated by the Consumer Products reportable segment was approximately 12.1%, 16.5% and 14.7% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Building Products: This reportable segment sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products, which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used in the residential market with the latter also sold into commercial markets. Specialty products include a variety of fire suppression and chemical tanks. The percentage of our consolidated net sales generated by the Building Products reportable segment was approximately 10.3%, 12.7% and 12.5% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Sustainable Energy Solutions: This reportable segment, which is primarily based in Europe, sells onboard fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases. It includes high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold compressed natural gas (CNG) and hydrogen for automobiles, buses, and light-duty trucks. The percentage of our consolidated net sales generated by the Sustainable Energy Solutions reportable segment was approximately 2.5%, 4.3% and 4.0% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Other: Divested businesses historically reported within our legacy Pressure Cylinders segment but no longer included in our management structure are presented within the “Other” category, on a historical basis, through the date of disposal. For the periods presented, these include the following: SCI (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes the results of our former Engineered Cabs operating segment, on a historical basis, through the date of disposition (November 1, 2019) as well as certain income and expense items not allocated to our operating segments.

Prior period financial information has been revised to reflect the operating results and financial position of the new reportable operating segments. Historical financial information presented herein reflects this change.

Concurrent with the change in management structure described above, the profit measure that the Company’s Chief Operating Decision Maker ("CODM") uses to assess segment performance and allocate resources was changed from operating income to adjusted earnings (loss) before interest and taxes (“adjusted EBIT”). EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations.

For the periods presented, equity income from our unconsolidated joint ventures is included in the measurement of segment profit as shown in the table below. The related investment balances are included in segment net assets in the same manner.

Unconsolidated Joint Ventures Included in Segment Profit
Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Workhorse
		ClarkDietrich		ArtiFlex

The accounting policies of the reportable business segments and other operating segments are described in “Note A – Summary of Significant Accounting Policies.” Inter-segment sales are not material.

The following table presents summarized financial information for our reportable business segments as of, and for the periods indicated:

	Twelve Months Ended May 31, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$3,933,021	$636,478	$541,757	$130,954	$9	$5,242,219
Capital expenditures	35,898	13,375	31,064	6,445	7,818	94,600
Depreciation and amortization	55,771	10,919	18,112	6,554	7,471	98,827
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other income, net	(14,480)	-	(35)	(143)	(2,438)	(17,096)
Miscellaneous income (expense), net	862	(76)	240	64	1,624	2,714
Equity in net income of unconsolidated affiliates	29,787	-	176,498	-	7,356	213,641
Adjusted earnings (loss) before interest and taxes (1)	203,272	94,302	216,608	(6,236)	8,564	516,510
(1)
Excludes the noncontrolling interest portion of impairment charges and restructuring income of $4,785.

	Twelve Months Ended May 31, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$2,059,397	$523,697	$402,038	$134,890	$51,407	$3,171,429
Capital expenditures	28,306	13,334	22,705	8,652	9,181	82,178
Depreciation and amortization	40,870	10,145	17,321	6,699	12,619	87,654
Impairment of long-lived assets	-	506	1,423	-	11,810	13,739
Restructuring and other expense, net	1,883	41	256	10,293	43,624	56,097
Incremental expenses related to Nikola gains	-	-	-	-	50,624	50,624
Miscellaneous income (expense), net	(371)	(512)	194	203	2,649	2,163
Equity in net income of unconsolidated affiliates	15,965	-	103,447	-	3,913	123,325
Adjusted earnings (loss) before interest and taxes (2)	208,175	74,936	117,904	4,961	(10,505)	395,471
(2)
Excludes the noncontrolling interest portion of restructuring expense of $295 and the gain on investment in Nikola of $655,102.

	Twelve Months Ended May 31, 2020
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,859,670	$449,337	$383,372	$122,113	$244,627	$3,059,119
Capital expenditures	40,588	8,069	17,931	13,794	15,121	95,503
Depreciation and amortization	40,819	9,189	18,318	5,596	18,756	92,678
Impairment of long-lived assets	1,839	-	3,800	-	77,051	82,690
Restructuring and other expense, net	3,501	846	651	-	5,050	10,048
Miscellaneous income (expense), net	6,082	(25)	158	109	2,775	9,099
Equity in net income of unconsolidated affiliates	1,325	-	118,288	-	(4,765)	114,848
Adjusted earnings (loss) before interest and taxes (3)(4)	39,695	65,408	104,531	5,024	(7,071)	207,587
(3)
Excludes the noncontrolling interest portion of impairment charges and restructuring expense of $1,913.
(4)
Excludes the gain on the consolidation of Samuel of $6,055 as well as the gain on the sale of WAVE's international operations of $23,119 and the impairment of our investment in the Nisshin joint venture of $4,236, which were recorded in equity in net income of unconsolidated affiliates in our consolidated statements of earnings.

Total assets for each of our reportable segments as of the dates indicated were as follows:

	May 31,	May 31,
(in thousands)	2022	2021
Total assets
Steel Processing	$2,082,522	$1,359,598
Consumer Products	681,188	541,028
Building Products	577,026	555,561
Sustainable Energy Solutions	114,084	128,438
Other	188,203	788,620
Total assets	$3,643,023	$3,373,245

The following table presents net sales by geographic region for the fiscal years ended May 31:

(in thousands)	2022	2021	2020
North America	$4,937,396	$2,956,962	$2,912,777
International	304,823	214,467	146,342
Total	$5,242,219	$3,171,429	$3,059,119

The following table presents property, plant and equipment, net, by geographic region as of May 31:

(in thousands)	2022	2021
North America	$595,261	$442,348
International	101,079	72,669
Total	$696,340	$515,017

Note Q – Acquisitions

Shiloh Industries’ U.S. BlankLight®

On June 8, 2021, Steel Processing, along with our 55% consolidated joint venture TWB, acquired certain assets of Shiloh’s U.S. BlankLight® business. The purchase price for the acquisition was cash consideration of approximately $104,506,000, after closing adjustments. The Shiloh business is being primarily operated by TWB and is part of the Steel Processing segment and the operating results of the Shiloh business have been included in our consolidated statement of earnings since the date of acquisition. Proforma results of the Shiloh business, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results. Net sales and net earnings since the beginning of fiscal 2021, would not be materially different than the reported results.

The acquisition consisted of three laser welding facilities that are being operated as part of our TWB joint venture and one blanking facility that is being operated as part of our core Steel Processing operations. Approximately $19,500,000 of the total goodwill relates to TWB, which will be treated as a separate reporting unit for purposes of goodwill impairment testing.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Shiloh, we identified and valued the following intangible assets:

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

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Final
(in thousands)	Valuation	Adjustments	Valuation
Accounts receivable	$44,191	$(496)	$43,695
Inventories	13,971	1,999	15,970
Property, plant, and equipment	30,461	(1,104)	29,357
Intangible assets	34,280	1,810	36,090
Operating lease assets	59,905	-	59,905
Total identifiable assets	182,808	2,209	185,017
Accounts payable	(44,822)	(72)	(44,894)
Current operating lease liabilities	(1,555)	-	(1,555)
Noncurrent operating lease liabilities	(58,350)	-	(58,350)
Net identifiable assets	78,081	2,137	80,218
Goodwill	26,669	(2,381)	24,288
Purchase price	$104,750	$(244)	$104,506

Tempel Steel Company

On December 1, 2021, Steel Processing completed its acquisition of Tempel, a leading global manufacturer of precision motor and transformer laminations for the electrical steel market that includes transformers, machine motors and electric vehicle (EV) motors for cash consideration of $272,208,000, net of cash acquired, plus the assumption of certain long-term liabilities. The acquisition was funded primarily with cash on hand and some borrowing under our Credit Facility. Total acquisition-related expenses of $1,924,000 were incurred in fiscal 2022.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Tempel, we identified and valued the following intangible assets:

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

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Revised
(in thousands)	Valuation	Adjustments	Valuation
Cash	$17,098	$-	$17,098
Accounts receivable	88,672	-	88,672
Inventories	59,927	-	59,927
Other current assets	10,666	(18)	10,648
Property, plant and equipment	147,441	-	147,441
Intangible assets	41,000	-	41,000
Operating lease assets	4,098	-	4,098
Total identifiable assets	368,902	(18)	368,884
Accounts payable	(49,777)	-	(49,777)
Notes payable	(6,270)	-	(6,270)
Accrued liabilities	(17,501)	64	(17,437)
Current operating lease liabilities	(1,614)	-	(1,614)
Noncurrent operating lease liabilities	(2,484)	-	(2,484)
Other non-current liabilities (1)	(40,110)	2,287	(37,823)
Net identifiable assets	251,146	2,333	253,479
Goodwill	38,462	(2,635)	35,827
Purchase price	$289,608	$(302)	$289,306

(1)
Includes approximately $40,160,000 of net pension and other postretirement benefit obligations assumed as part of the Tempel acquisition. The excess of projected benefit obligations over the fair value of the plans' assets was recognized as a liability in accordance with ASC 715 using key inputs including, but not limited to, discount rates and expected rates of return on the plans' assets. See "Note M - Employee Pension Plans" for additional information.

Operating results of Tempel have been included in our consolidated statement of earnings since December 1, 2021, the date of acquisition. During the fiscal 2022, Tempel contributed net sales of $278,182,000 and operating income of $8,609,000, which included acquisition-related costs of approximately $1,924,000 and incremental cost of goods sold of $3,820,000 due to the write-up of inventory to its estimated acquisition-date fair value.

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

	Fiscal Years Ended May 31,
	2022	2021
Net sales	$5,481,097	$3,490,167
Net earnings attributable to controlling interest	$398,361	$724,631
Diluted earnings per share attributable to controlling interest	$7.81	$13.44

PTEC Pressure Technology GmbH (“PTEC”) (fiscal 2021)

On January 4, 2021, we acquired PTEC, a leading independent designer and manufacturer of valves and components for high pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems. The PTEC business is being operated as part of the industrial products business within our Sustainable Energy Solutions segment. The total purchase price was $10,784,000. In connection with this acquisition, we recognized total intangible assets of $9,247,000, including goodwill of $3,785,000. The remaining purchase price was primarily allocated to personal property and working capital.

General Tools & Instruments Company LLC (“GTI”) (fiscal 2021)

On January 29, 2021, we acquired GTI, a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools, in a stock deal for cash consideration of $120,388,000, after adjustment for final working capital. The GTI business is being operated as part of the Consumer Products segment and GTI’s operating results have been included in our consolidated statements of earnings since the date of acquisition. We incurred total acquisition-related costs of $660,000 in fiscal 2021 related to the transaction.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of GTI, we identified and valued the following identifiable intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Customer relationships	$40,600	15
Trade names - indefinite lived	27,400	Indefinite
Trade names - finite lived	400	9
Total acquired identifiable intangible assets	$68,400

The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill. GTI had a goodwill tax basis of $11,052,000 resulting from its previous acquisitions that will be deductible by us for income tax purposes.

The following table summarizes the consideration transferred and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Final
(in thousands)	Valuation	Adjustments	Valuation
Cash	$1,633	$-	$1,633
Accounts receivable	16,440	(998)	15,442
Inventories	19,795	(16)	19,779
Prepaid expenses	924	(173)	751
Other current assets	97	(97)	-
Intangible assets	68,400	-	68,400
Property, plant, and equipment	956	-	956
Operating lease assets	5,502	-	5,502
Other assets	30	-	30
Total identifiable assets	113,777	(1,284)	112,493
Accounts payable	(2,594)	40	(2,554)
Accrued liabilities	(6,006)	133	(5,873)
Current operating lease liabilities	(657)	-	(657)
Other current liabilities	(923)	758	(165)
Noncurrent operating lease liabilities	(4,845)	-	(4,845)
Deferred tax liabilities	(11,635)	(147)	(11,782)
Other long-term liabilities	(239)	9	(230)
Net identifiable assets	86,878	(491)	86,387
Goodwill	33,714	287	34,001
Purchase price	$120,592	$(204)	$120,388

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, copper, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative financial instruments to manage the associated price risk.

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

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,040	Accounts payable	$4,517
	Other assets	-	Other liabilities	48
		1,040		4,565
Foreign currency exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other liabilities	17
		-		17
Totals		$1,040		$4,582
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$11,555	Accounts payable	$4,142
	Other assets	48	Other liabilities	24
		11,603		4,166
Foreign currency exchange contracts	Receivables	-	Accounts payable	255
Totals		$11,603		$4,421
Total derivative financial instruments		$12,643		$9,003

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $6,300,000 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2021:

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

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $16,594,000 increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at May 31, 2022:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$117,421	June 2022 - July 2023
Foreign currency exchange contracts	4,938	June 2022 - March 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2022 and fiscal 2021:

		Location of	Gain (Loss)
	Gain	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
(in thousands)	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2022:
Interest rate contracts	$-	Interest expense	$(26)
Commodity contracts	19,148	Cost of goods sold	98,873
Foreign currency exchange contracts	27	Miscellaneous income, net	5
Totals	$19,175		$98,852

For the fiscal year ended May 31, 2021:
Interest rate contracts	$-	Interest expense	$(1,711)
Commodity contracts	93,417	Cost of goods sold	11,692
Totals	$93,417		$9,981

The estimated net amount of the gains recognized in AOCI at May 31, 2022, expected to be reclassified into net earnings within the succeeding twelve months is $2,259,000 (net of tax of $682,000). This amount was computed using the fair value of the cash flow hedges at May 31, 2022, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2023.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2022:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$52,526	June 2022 - July 2023
Foreign currency exchange contracts	4,978	June 2022 - October 2022

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2022 and fiscal 2021:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(in thousands)	Recognized in Earnings	2022	2021
Commodity contracts	Cost of goods sold	$13,935	$47,546
Foreign currency exchange contracts	Miscellaneous income, net	(266)	(765)
Total		$13,669	$46,781

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2022, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$12,643	$-	$12,643
Total assets	$-	$12,643	$-	$12,643

Liabilities
Derivative financial instruments (1)	$-	$9,003	$-	$9,003
Total liabilities	$-	$9,003	$-	$9,003

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

Non-Recurring Fair Value Measurements

At May 31, 2022, our assets measured at fair value on a non-recurring basis were categorized as follows:

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

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, net, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $684,830,000 and $792,632,000 at May 31, 2022 and 2021, respectively. The carrying amount of long-term debt, including current maturities, was $696,610,000 and $710,489,000 at May 31, 2022 and 2021, respectively.

Note T – Leases

We lease office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 38 years, some of which have renewal and termination options. Termination options are exercisable at the our option. The lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where we are reasonably certain to exercise that option and periods covered by an option to terminate the lease if we are is reasonably certain not to exercise that option.

We determine if an arrangement meets the definition of a lease at inception. Operating lease ROU assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain we will exercise such options. As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A expense depending on the underlying nature of the leased assets.

We lease certain property and equipment from third parties under non-cancellable operating lease agreements. Certain lease agreements provide for payment of property taxes, maintenance and insurance by us. Under Topic 842, we elected the practical expedient to account for lease and non-lease components as a single component for all asset classes. Certain leases include variable lease payments based on usage or an index or rate.

The components of lease expense for fiscal 2022 and fiscal 2021 were as follows:

	2022	2021
(in thousands)
Operating lease expense	$15,726	$10,123
Financing lease expense:
Amortization of leased assets	653	648
Interest on lease liabilities	124	145
Total financing lease expense	777	793
Short-term lease expense	2,991	578
Variable lease expense	612	2,398
Total lease expense	$20,106	$13,892

Other information related to our leases, as of and for the fiscal years ended May 31, 2022 and May 31, 2021, is provided below:

	2022		2021
(dollars in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$13,514	$123	$16,506	$145
Financing cash flows	$-	$101	$-	$392
ROU assets obtained in exchange for lease liabilities	$75,986	$2	$20,421	$-
Weighted-average remaining lease term (in years)	13.48	37.36	5.83	33.03
Weighted-average discount rate	2.97%	3.75%	2.61%	3.71%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2022, were as follows:

(in thousands)	Operating Leases	Financing Leases
2023	$14,412	$173
2024	12,477	177
2025	11,180	182
2026	9,814	186
2027	8,658	186
Thereafter	66,932	5,292
Total	123,473	6,196
Less: imputed interest	(23,606)	(2,985)
Present value of lease liabilities	$99,867	$3,211

Note U – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2022, fiscal 2021 and fiscal 2020 totaled $82,516,000, $41,426,000, and $33,826,000, respectively. Purchases from affiliated companies for fiscal 2022, fiscal 2021 and fiscal 2020 totaled $12,389,000, $5,000,000, and $2,461,000, respectively. Accounts receivable from affiliated companies were $3,551,000 and $3,891,000 at May 31, 2022 and 2021, respectively. Accounts payable to affiliated companies were $12,000 and $9,000 at May 31, 2022 and 2021, respectively.

Note V – Subsequent Events

On June 2, 2022, we announced that our Consumer Products business segment acquired Level5® Tools. The purchase price for the acquisition of Level5® Tools, which closed on June 2, 2022, was approximately $55,000,000, with a potential earnout payment of up to $25,000,000 based upon performance through 2024, and was sourced primarily from our existing cash, together with borrowings under our Credit Facility. Level5® Tools, which will operate within our Consumer Products business segment, employs approximately 30 people and is headquartered in Kansas City, Kansas, with an additional warehouse facility in Kansas City, Missouri.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance	Balance at End of Period
Fiscal 2022:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$608,000	$959,000	$(275,000)	$1,292,000
Fiscal 2021:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,521,000	$(254,000)	$(659,000)	$608,000
Fiscal, 2020:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,150,000	$580,000	$(209,000)	$1,521,000

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that Worthington Industries files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Worthington Industries’ principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of Worthington Industries’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10-K (the fiscal year ended May 31, 2022). Based on that evaluation, Worthington Industries’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2022) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Worthington Industries and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of Worthington Industries and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Worthington Industries, Inc. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Worthington Industries and its consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of Worthington Industries’ principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations except for those of Shiloh’s U.S. BlankLight® business and Tempel, both of which were acquired in fiscal 2022. The total assets and net sales of the acquired businesses represented, in the aggregate, $563,013,000 and $433,496,000 of the consolidated total assets and the consolidated net sales of the Company, respectively, as of and for our fiscal year ended May 31, 2022.

Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2022. The results of management’s assessment were reviewed with the Audit Committee of the Board.

Additionally, Worthington Industries’ independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Worthington Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Shiloh Industries’ U.S. BlankLight® business and Tempel Steel Company during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022, the Shiloh Industries’ U.S. BlankLight® business and Tempel Steel Company’s internal control over financial reporting associated with total assets of $563,013,000 and total revenues of $433,496,000 included in the consolidated financial statements of the Company as of and for the year ended May 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Shiloh Industries’ U.S. BlankLight® business and Tempel Steel Company.

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

/s/KPMG LLP

Columbus, Ohio

August 1, 2022

Item 9B. – Other Information

None.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 28, 2022 (the “2022 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1: Election of Directors” in Worthington Industries’ definitive Proxy Statement relating to the 2022 Annual Meeting (the “2022 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of fiscal 2022.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Information about our Executive Officers” in Part I of this Form 10-K.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to the Board is incorporated herein by reference from the disclosure to be included under the captions “Committees of the Board – Nominating and Governance Committee” and “Corporate Governance – Nominating Procedures” in the 2022 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2021 Annual Meeting of Shareholders held on September 29, 2021.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board – Audit Committee” in Worthington Industries’ Definitive 2022 Proxy Statement.

Code of Conduct; Committee Charters; Corporate Governance Guidelines; Charter of Lead Independent Director

The Board has adopted Charters for each of the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the NYSE Listed Company Manual. The Board has also adopted a Charter of the Lead Independent Director of the Board.

In accordance with the requirements of Section 303A.10 of the NYSE Listed Company Manual, the Board has adopted a Code of Conduct covering our directors, officers and employees, including Worthington Industries’ President and Chief Executive Officer (the principal executive officer), Vice President and Chief Financial Officer (the principal financial officer) and Corporate Controller (the principal accounting officer). Worthington Industries will disclose the following events, if they occur, in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Code of Conduct that (i) applies to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Industries’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Industries will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Industries in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Executive Committee, the Charter of the Nominating and Governance Committee, the Charter of the Lead Independent Director, the Corporate Governance Guidelines and the Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of our web site located at https://www.worthingtonindustries.com. The website addresses in the Form 10-K are intended to provide inactive, textual references only. The information on the websites referenced herein is not part of this Form 10-K.

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” “Fiscal 2022 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2022 Year-End.” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Annual Cash Incentive Bonus Awards Granted to NEOs for Fiscal 2023,” “Long-Term Performance Awards, Option Awards, and Restricted Common Share Awards Granted to NEOs in Fiscal 2023,” “CEO Pay Ratio,” “Compensation of Directors” and “Director Compensation for Fiscal 2022,” in the 2022 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Executive Compensation — Compensation Committee Report” in the 2022 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and from the disclosure to be included under the caption “Transactions With Certain Related Persons” in the 2022 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Corporate Governance – Director Independence” and “Transactions With Certain Related Persons” in the 2022 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Columbus, Ohio, Auditor Firm ID: 185.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Audit Committee Matters – Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in the 2022 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of May 31, 2022 and 2021

Consolidated Statements of Earnings for the fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Equity for the fiscal years ended May 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2022, 2021 and 2020

(2)
Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)
Exhibits Required by Item 601 of Regulation S-K:

The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated by reference as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)
Exhibits: The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.
(c)
Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Form 10-K.

Item 16. – Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit	Location
2.1	Equity Interest Purchase Agreement, dated as of November 1, 2021, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc, and Tempel Steel Company. ^	Incorporated herein by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K dated November 1, 2021, and filed with the SEC on the same date (SEC File No. 1-8399)

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P	Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)

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

4.1	Indenture, dated as of April 13, 2010, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.4	Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
4.5	Form of 4.55% Global Note Due April 15, 2026 (included as Exhibit A in Exhibit 4.5 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.6	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Form of 4.300% Global Note due August 1, 2032 (included as Exhibit A in Exhibit 4.7 incorporated by reference in this Annual Report on Form 10-K)

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

4.9	Form of 4.60% Senior Note due August 10, 2024 (included as Exhibit A in Exhibit 4.9 incorporated by reference in this Annual Report on Form 10-K)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

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

4.11

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
4.12

Amendment No. 3 to Note Agreement, dated May 4, 2022, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015 and Amendment No. 2 to Note Agreement dated August 23, 2019), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Filed herewith

4.13

Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No., 1-8399)

4.14

Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated as of May 4, 2022, with reference to the Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Filed herewith

4.15

Form of 1.56% Series A Senior Note due August 23, 2021 issued on August 23, 2019 by Worthington Industries International S.à r.l. (included as Exhibit A-1 within Exhibit 4.14 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.2 (and included as Exhibit A-1 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.16

Form of 1.90% Series B Senior Note due August 23, 2034 issued on August 23, 2019 by Worthington Cylinders GmbH (included as Exhibit A-2 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.3 (and included as Exhibit A-2 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.17	Guaranty Agreement, dated as of August 23, 2019, from Worthington Industries, Inc. in favor of the Holders (as defined in the Guaranty Agreement)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.18	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

4.19	Description of Capital Stock of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
4.20

Third Amended and Restated Credit Agreement, dated as of August 20, 2021, among Worthington Industries, Inc., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Lenders and Syndication Agents; U.S. Bank National Association, Wells Fargo Bank, National Association, The Huntington National Bank, Fifth Third Bank, National Association, The Northern Trust Company and BMO Harris Bank, N.A., as Lenders; and Truist Bank (as successor to Branch Banking and Trust Company), as a Departing Lender; with U.S. Bank National Association, Wells Fargo Bank, National Association and The Huntington National Bank serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Bank of America, N.A. serving as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 25, 2021 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.24	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2016 and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.26	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010 and filed with the SEC on the same date (SEC File No. 1-8399)

10.27	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment effective September 26, 2013) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013 and filed with the SEC on the same date (SEC File No. 1-8399)

10.28	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.29	Third Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (effective September 23, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2020 and filed with the SEC on the same date (SEC File No.1-8399)

Exhibit	Description of Exhibit	Location
10.30	Worthington Industries, Inc. 2010 Stock Option Plan (as amended by First Amendment, Second Amendment and Third Amendment thereto) *	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 28, 2020 and filed with the SEC on the same date (SEC File No. 1-8399)

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

Exhibit	Description of Exhibit	Location
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

10.69	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.70	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2012 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (SEC File No. 1-8399)

10.71	Summary of Annual Cash Performance Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Shares granted in Fiscal 2013 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (SEC File No. 1-8399)

10.72	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399)

10.73	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.74	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

10.75	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.76	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.77	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

10.78	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.79	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.80	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2022 for Named Executive Officers *	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

10.81	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2023 for Named Executive Officers *	Filed herewith

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

Exhibit	Description of Exhibit	Location
10.87

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Jeff Klingler in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

10.88

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Eric M. Smolenski in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

10.89

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Joseph B. Hayek in order to evidence the grant, effective as of September 25, 2019, of 50,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Filed herewith

10.90

Receivables Financing Agreement, dated as of May 19, 2022, among Worthington Receivables Company, LLC, Worthington Industries, Inc., the persons that from time to time will be lenders party thereunder, PNC Bank, National Association, as administrator, and PNC Capital Markets LLC, as structuring agent (the “Receivables Financing Agreement”)

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 19, 2022 and filed with the SEC on the same date (SEC File No. 1-8399)

10.91	Purchase and Sale Agreement, dated as of May 19, 2022, among Worthington Receivables Company, LLC, Worthington Steel Rome, LLC, The Worthington Steel Company, LLC and The Worthington Steel Company	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 19, 2022 and filed with the SEC on the same date (SEC File No. 1-8399)

10.92

Performance Guaranty, dated as of May 19, 2022, executed by Worthington Industries, Inc. in favor of PNC Bank, National Association, as administrator, for the benefit of PNC Bank, National Association and the other secured parties from time to time party to the Receivables Financing Agreement

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 19, 2022 and filed with the SEC on the same date (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

Exhibit	Description of Exhibit	Location
23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Date File	The cover page from this Annual Report on Form 10-K for the fiscal year ended May 31, 2022, formatted in Inline XBRL is included within the Exhibit 101 attachments

^ The Disclosure Schedules and Exhibits referenced in the Equity Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. The Registrant will supplementally furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the Securities and Exchange Commission on a confidential basis upon request.

* Indicates management contract or compensatory plan or arrangement.

# Attached as Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2022 of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2022 and 2021;
(ii)
Consolidated Statements of Earnings for the fiscal years ended May 31, 2022, 2021 and 2020;
(iii)
Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2022, 2021 and 2020;
(iv)
Consolidated Statements of Equity for the fiscal years ended May 31, 2022, 2021 and 2020;
(v)
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2022, 2021 and 2020; and

(vi)
Notes to Consolidated Financial Statements – fiscal years ended May 31, 2022, 2021 and 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: August 1, 2022	By:	/s/ B. Andrew Rose
B. Andrew Rose,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ B. Andrew Rose	August 1, 2022	President and Chief Executive Officer
B. Andrew Rose		(Principal Executive Officer)

/s/ Joseph B. Hayek	August 1, 2022	Vice President and Chief Financial Officer
Joseph B. Hayek		(Principal Financial Officer)

/s/ Steven R. Witt	August 1, 2022	Corporate Controller
Steven R. Witt		(Principal Accounting Officer)

*	*	Executive Chairman and a Director
John P. McConnell *	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ B. Andrew Rose	Date: August 1, 2022
B. Andrew Rose
Attorney-In-Fact