Form 10-Q
period 2022-08-31
WORTHINGTON INDUSTRIES INC
filed 2022-10-11
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On September 30, 2022, the number of Common Shares, without par value, issued and outstanding was 49,711,335.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should,” “forecast,” “project,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
outlook, strategy or business plans;
•
the intended separation of our Steel Processing operating segment (the “Separation”);
•
the timing and method of Separation;
•
the anticipated benefits of the Separation;
•
the expected financial and operational performance of, and future opportunities for, each company following the Separation;
•
the tax treatment of the Separation transaction;
•
the leadership of each company following the Separation;
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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•
final approval of the Separation by our Board of Directors;
•
the uncertainty of obtaining regulatory approvals in connection with the Separation, including rulings from the Internal Revenue Service;
•
the ability to satisfy the necessary closing conditions to complete the Separation on a timely basis, or at all;
•
our ability to successfully separate the two companies and realize the anticipated benefits of the Separation;

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
•
the effect of conditions in national and worldwide financial markets, including inflation, increases in interest rates and economic recession, and with respect to the ability of financial institutions to provide capital;
•
the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States (“U.S”) withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
•
changing oil prices and/or supply;
•
product demand and pricing;
•
changes in product mix, product substitution and market acceptance of our products;
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, labor and other items required by operations (especially in light of the COVID-19 pandemic and Russia’s invasion of Ukraine);
•
effects of sourcing and supply chain constraints;
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
•
the effect of inflation, interest rate increases and economic recession, which may negatively impact our operations and financial results;
•
deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•
the level of imports and import prices in our markets;
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency or similar regulators which increase costs or limit our ability to use or sell certain products;
•
the impact of increasing environmental, greenhouse gas emission and sustainability considerations or regulations;
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
•
cyber security risks;
•
the effects of privacy and information security laws and standards; and
•
other risks described from time to time in the filings of Worthington Industries, Inc. with the SEC, including those described in “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

We note these factors for investors as contemplated by the PSLRA. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and we assume no obligation to correct or update any such statements in the future, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$35,768	$34,485
Receivables, less allowances of $1,615 and $1,292 at August 31, 2022
and May 31, 2022, respectively	818,332	857,493
Inventories:
Raw materials	357,926	323,609
Work in process	178,472	255,019
Finished products	190,737	180,512
Total inventories	727,135	759,140
Income taxes receivable	2,331	20,556
Assets held for sale	21,491	20,318
Prepaid expenses and other current assets	100,246	93,661
Total current assets	1,705,303	1,785,653
Investments in unconsolidated affiliates	252,609	327,381
Operating lease assets	103,587	98,769
Goodwill	411,902	401,469
Other intangible assets, net of accumulated amortization of $97,648 and
$93,973 at August 31, 2022 and May 31, 2022, respectively	326,634	299,017
Other assets	26,604	34,394
Property, plant and equipment:
Land	49,771	51,483
Buildings and improvements	299,586	303,269
Machinery and equipment	1,199,664	1,196,806
Construction in progress	63,672	59,363
Total property, plant and equipment	1,612,693	1,610,921
Less: accumulated depreciation	929,190	914,581
Total property, plant and equipment, net	683,503	696,340
Total assets	$3,510,142	$3,643,023

Liabilities and equity
Current liabilities:
Accounts payable	$580,509	$668,438
Short-term borrowings	15,554	47,997
Accrued compensation, contributions to employee benefit plans and related taxes	83,662	117,530
Dividends payable	17,453	15,988
Other accrued items	67,094	70,125
Current operating lease liabilities	12,141	11,618
Income taxes payable	7,629	300
Current maturities of long-term debt	248	265
Total current liabilities	784,290	932,261
Other liabilities	109,428	115,991
Distributions in excess of investment in unconsolidated affiliate	84,994	81,149
Long-term debt	690,011	696,345
Noncurrent operating lease liabilities	92,760	88,183
Deferred income taxes, net	101,687	115,132
Total liabilities	1,863,170	2,029,061
Shareholders' equity - controlling interest	1,512,600	1,480,752
Noncontrolling interests	134,372	133,210
Total equity	1,646,972	1,613,962
Total liabilities and equity	$3,510,142	$3,643,023

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2022	2021
Net sales	$1,408,665	$1,110,818
Cost of goods sold	1,239,291	891,444
Gross margin	169,374	219,374
Selling, general and administrative expense	103,448	95,851
Impairment of long-lived assets	312	-
Restructuring and other income, net	(1,100)	(12,274)
Operating income	66,714	135,797
Other income (expense):
Miscellaneous income (expense), net	(5,086)	630
Interest expense	(8,598)	(7,718)
Equity in net income of unconsolidated affiliates	31,712	52,916
Earnings before income taxes	84,742	181,625
Income tax expense	19,498	40,150
Net earnings	65,244	141,475
Net earnings attributable to noncontrolling interests	1,162	8,984
Net earnings attributable to controlling interest	$64,082	$132,491

Basic
Weighted average common shares outstanding	48,478	50,852
Earnings per share attributable to controlling interest	$1.32	$2.61

Diluted
Weighted average common shares outstanding	49,238	51,865
Earnings per share attributable to controlling interest	$1.30	$2.55

Common shares outstanding at end of period	48,526	50,438

Cash dividends declared per share	$0.31	$0.28

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2022	2021
Net earnings	$65,244	$141,475
Other comprehensive income (loss)
Foreign currency translation, net of tax	(10,100)	(3,975)
Pension liability adjustment, net of tax	2,939	-
Cash flow hedges, net of tax	(13,301)	(299)
Other comprehensive loss	(20,462)	(4,274)
Comprehensive income	44,782	137,201
Comprehensive income attributable to noncontrolling interests	1,162	8,984
Comprehensive income attributable to controlling interest	$43,620	$128,217

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2022	2021
Operating activities:
Net earnings	$65,244	$141,475
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	28,001	22,064
Impairment of long-lived assets	312	-
Provision for (benefit from) deferred income taxes	(11,056)	1,366
Bad debt expense	342	179
Equity in net income of unconsolidated affiliates, net of distributions	42,845	(33,218)
Net gain on sale of assets	(769)	(12,706)
Stock-based compensation	4,236	3,303
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	37,419	(31,868)
Inventories	41,167	(163,682)
Accounts payable	(101,581)	46,668
Accrued compensation and employee benefits	(33,868)	(46,177)
Income taxes payable	7,329	35,857
Other operating items, net	1,417	(13,073)
Net cash provided (used) by operating activities	81,038	(49,812)

Investing activities:
Investment in property, plant and equipment	(21,477)	(23,925)
Investment in non-marketable equity securities	(110)	-
Acquisitions, net of cash acquired	(56,088)	(104,750)
Proceeds from sale of investment in ArtiFlex	36,095	-
Proceeds from sale of assets, net of selling costs	11,755	26,685
Net cash used by investing activities	(29,825)	(101,990)

Financing activities:
Net repayments of short-term borrowings	(32,443)	-
Principal payments on long-term obligations	(137)	(392)
Proceeds from issuance of common shares, net of tax withholdings	(3,466)	(4,091)
Payments to noncontrolling interests	-	(9,197)
Repurchase of common shares	-	(60,885)
Dividends paid	(13,884)	(14,698)
Net cash used by financing activities	(49,930)	(89,263)

Increase (decrease) in cash and cash equivalents	1,283	(241,065)
Cash and cash equivalents at beginning of period	34,485	640,311
Cash and cash equivalents at end of period	$35,768	$399,246

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

We own controlling interests in the following four joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); Worthington Samuel Coil Processing LLC (“Samuel” or “Samuel joint venture”) (63%); and Worthington Specialty Processing (“WSP”) (51%). These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Investments in unconsolidated affiliates are accounted for using the equity method. See further discussion of our unconsolidated affiliates in “Note D – Investments in Unconsolidated Affiliates”.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023 (“fiscal 2023”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“fiscal 2022”) of Worthington Industries, Inc. (the “2022 Form 10-K”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note B – Inventory

Due to the recent decline in steel pricing, the net realizable value of our inventory was lower than the cost reflected in our records at August 31, 2022. Accordingly, we recorded a lower of cost or net realizable value adjustment during the first quarter of fiscal 2023 totaling $4,488,000 to reflect this lower value. The entire amount of the adjustment was attributed to our Steel Processing operating segment and was recorded in cost of goods sold in the consolidated statement of earnings for the three months ended August 31, 2022.

Note C – Revenue Recognition

The following table summarizes net sales by operating segment and product class for the periods presented:

	Three Months Ended
	August 31,
(in thousands)	2022	2021
Steel Processing
Direct	$1,002,135	$788,028
Toll	36,745	34,782
Total	1,038,880	822,810

Consumer Products (1)	188,703	147,783
Building Products (1)	150,323	114,743
Sustainable Energy Solutions (1)	30,759	25,482
Total	$1,408,665	$1,110,818

(1) The products contained within each of these operating segments have similar production processes, require substantially the same raw materials, use similar equipment, and serve similar purposes. Therefore, we believe the products within each of these segments are appropriately combined for purposes of the disclosure requirements prescribed by ASC 280 and ASC 606.

The following table summarizes the over time revenue for the periods presented:

	Three Months Ended
	August 31,
(in thousands)	2022	2021
Steel Processing - toll	$36,745	$34,782

The following table summarizes the unbilled receivables at the dates indicated:

		August 31,	May 31,
(in thousands)	Balance Sheet Classification	2022	2022
Unbilled receivables	Receivables	$5,485	$5,001

There were no contract assets at either of the dates indicated above.

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less. As of August 31, 2022, there were no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At August 31, 2022, we held noncontrolling investments in the following affiliated companies: Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%); Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%); Taxi Workhorse Holdings, LLC (“Workhorse”) (20%); and Worthington Armstrong Venture (“WAVE”) (50%).

On August 3, 2022, the Company sold its 50% noncontrolling equity interest in ArtiFlex Manufacturing, LLC (“ArtiFlex”) to the unaffiliated joint venture member for approximately $42,086,000, after adjustments for closing debt and final net working capital. Approximately $6,000,000 of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of approximately $6,300,000. This real property was owned by Worthington and leased to ArtiFlex prior to closing of the transaction. The Company recognized a pre-tax loss of approximately $15,759,000 in equity income related to the equity portion of the transaction.

We received distributions from unconsolidated affiliates totaling $74,557,000 during the three months ended August 31, 2022. We have received cumulative distributions from WAVE in excess of our investment balance amounting to $84,994,000, which is shown as a separate liability on our consolidated balance sheet at August 31, 2022. In accordance with the applicable accounting guidance, we reclassified the negative investment balance to the liabilities section of our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:

	August 31,	May 31,
(in thousands)	2022	2022

Cash and cash equivalents	$18,675	$68,563
Other current assets	1,004,636	1,148,029
Noncurrent assets	293,467	369,608
Total assets	$1,316,778	$1,586,200

Current liabilities	295,494	345,097
Short-term borrowings	5,000	5,943
Current maturities of long-term debt	33,923	33,054
Long-term debt	303,838	306,814
Other noncurrent liabilities	71,715	76,437
Equity	606,808	818,855
Total liabilities and equity	$1,316,778	$1,586,200

	Three Months Ended
	August 31,
(in thousands)	2022	2021
Net sales	$823,942	$744,995
Gross margin	181,405	189,674
Operating income	137,827	145,988
Depreciation and amortization	8,188	3,215
Interest expense	2,680	2,461
Income tax expense	2,110	7,896
Net earnings	133,238	138,888

Note E – Impairment of Long-Lived Assets

Impairment of Long-Lived Assets

During the first quarter of fiscal 2023, we committed to plans to liquidate certain fixed assets at our toll processing facility in Cleveland, Ohio. As all of the criteria for classification of assets held for sale were met during the current quarter, the net assets have been presented separately as assets held for sale in our consolidated balance sheet as of August 31, 2022. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell. As a result, a pre-tax impairment of $312,000 was recognized during the current quarter of fiscal 2023.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings for the three months ended August 31, 2022 is summarized below:

	Balance, as of				Balance, as of
(in thousands)	May 31, 2022	Income	Payments	Adjustments	August 31, 2022
Early retirement and severance	$541	$77	$(422)	$-	$196
Facility exit and other costs	-	-	-	-	-
	$541	$77	$(422)	$-	$196
Net gain on sale of assets (1)		(1,177)
Restructuring and other income, net		$(1,100)

(1)
On June 14, 2022, we sold real property in Tulsa, Oklahoma, for net cash proceeds of $5,775,000, resulting in a pre-tax gain of $1,177,000. These assets were excluded from the sale of our former oil & gas equipment business in January 2021. The net book value classified as assets held for sale immediately prior to closing was $4,598,000.

The total liability associated with our restructuring activities as of August 31, 2022 is expected to be paid in the next twelve months.

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

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had in place $16,637,000 of outstanding stand-by letters of credit issued to third-party service providers at August 31, 2022. No amounts were drawn against these letters of credit at August 31, 2022. We are also party to an operating lease for an aircraft in which we have guaranteed a residual value at lease termination. The maximum obligation under the terms of this guarantee was approximately $17,866,000 at August 31, 2022.

Note I – Debt

We maintain a $500,000,000 multi-year revolving credit facility (the “Credit Facility”) with a group of lenders. On August 20, 2021, we amended and restated the Credit Facility, extending the final maturity from February 16, 2023 to August 20, 2026 while keeping in place the $500,000,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The Credit Facility contains customary LIBOR benchmark replacement language. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at August 31, 2022, leaving $500,000,000 available for future use.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). Pursuant to the terms of the AR Facility, certain of our subsidiaries sell or contribute all of their eligible accounts receivable and other related assets without recourse, on a revolving basis, to WRC, a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC sells, on a revolving basis, up to $175,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of August 31, 2022, borrowings outstanding under the AR Facility totaled $11,200,000, leaving $163,800,000 available for future use.

Note J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31, 2022			August 31, 2021
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(9,519)	(581)	$(10,100)	$(3,617)	(358)	$(3,975)
Pension liability adjustment	3,725	(786)	2,939	-	-	-
Cash flow hedges	(17,097)	3,796	(13,301)	(199)	(100)	(299)
Other comprehensive income (loss)	$(22,891)	$2,429	$(20,462)	$(3,816)	$(458)	$(4,274)

Note K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Loss,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2022	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	64,082	64,082	1,162	65,244
Other comprehensive loss	-	(20,462)	-	(20,462)	-	(20,462)
Common shares issued, net of withholding tax	(3,466)	-	-	(3,466)	-	(3,466)
Common shares in non-qualified plans	136	-	-	136	-	136
Stock-based compensation	6,976	-	-	6,976	-	6,976
Cash dividends declared	-	-	(15,418)	(15,418)	-	(15,418)
Balance at August 31, 2022	$277,085	$(43,312)	$1,278,827	$1,512,600	$134,372	$1,646,972

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income,	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	132,491	132,491	8,984	141,475
Other comprehensive loss	-	(4,274)	-	(4,274)	-	(4,274)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	6,324	-	-	6,324	-	6,324
Purchases and retirement of common shares	(5,477)	-	(55,408)	(60,885)	-	(60,885)
Cash dividends declared	-	-	(14,504)	(14,504)	-	(14,504)
Dividends to noncontrolling interests	-	-	-	-	(9,197)	(9,197)
Balance at August 31, 2021	$279,635	$41,113	$1,132,595	$1,453,343	$153,289	$1,606,632

The following table summarizes the changes in accumulated other comprehensive income (loss) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance as of May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)
Other comprehensive loss before reclassifications	(9,519)	(1,049)	(14,207)	(24,775)
Reclassification adjustments to net earnings (a)	-	4,774	(2,890)	1,884
Income tax effect	(581)	(786)	3,796	2,429
Balance as of August 31, 2022	$(25,410)	$(3,305)	$(14,597)	$(43,312)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income
Balance as of May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(3,617)	-	35,220	31,603
Reclassification adjustments to net earnings (a)	-	-	(35,419)	(35,419)
Income tax effect	(358)	-	(100)	(458)
Balance as of August 31, 2021	$(2,196)	$(15,955)	$59,264	$41,113

(a)
The statement of earnings classification of amounts reclassified to net earnings include:
1.
Pension liability adjustment – During August 2022, we purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 31% of the total projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan as of the purchase date. As a result of this transaction: 1) we incurred a non-cash settlement charge of $4,774,000 within miscellaneous income (expense), net; 2) we were relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 220 beneficiaries; and
2.
Cash flow hedges – disclosed in “Note Q – Derivative Financial Instruments and Hedging Activities”.

Note L – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2022, we granted non-qualified stock options covering a total of 54,500 common shares under our stock-based compensation plans. The weighted average exercise price of $60.19 per share was equal to the market price of the underlying common shares at the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $19.73 per share. The calculated pre-tax stock-based compensation expense for these stock options is $1,075,080 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The following assumptions were used to value these stock options:

Dividend yield	2.10%
Expected volatility	41.62%
Risk-free interest rate	1.11%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of Worthington Industries, Inc.’s common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2022, we granted an aggregate of 126,800 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date. The fair value of these restricted common shares was equal to the closing market price of the underlying common shares on the date of grant, or $47.10 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,897,000 and will be recognized on a straight-line basis over the three-year service-based vesting period.

Market-Based Restricted Common Shares

On June 24, 2022, we granted 10,000 market-based restricted common shares to one key employee under one of our stock-based compensation plans. Vesting of these restricted common shares is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $35.49 per share. The calculated pre-tax stock-based compensation expense for these market-based restricted common shares is $355,000 and will be recognized on a straight-line basis over the three-year service-based vesting period. The following assumptions were used to determine the grant-date fair value and the derived service period for these restricted common shares:

Dividend yield	2.67%
Expected volatility	43.00%
Risk-free interest rate	3.18%

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes target, in each case for the three-year periods ending May 31, 2023, 2024 and 2025. These performance share awards will be paid, to the extent earned, in common shares of Worthington Industries, Inc. in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2022, we granted performance share awards covering an aggregate of 58,100 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,695,000. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note M – Income Taxes

Income tax expense for the three months ended August 31, 2022 and 2021 reflected estimated annual effective income tax rates of 23.9% and 23.3%, respectively, and exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are a result of our Samuel, Spartan, TWB and WSP consolidated joint ventures. The net earnings attributable to the noncontrolling interests in Samuel, Spartan, TWB and WSP’s U.S. operations do not generate tax expense to Worthington since the investors in Samuel, Spartan, TWB and WSP’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2023 could be materially different from the forecasted rate as of August 31, 2022.

Note N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,
(in thousands, except per share amounts)	2022	2021
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$64,082	$132,491
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	48,478	50,852
Effect of dilutive securities	760	1,013
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	49,238	51,865

Basic earnings per share attributable to controlling interest	$1.32	$2.61
Diluted earnings per share attributable to controlling interest	$1.30	$2.55

Stock options covering an aggregate of 117,000 and 40,283 common shares for the three months ended August 31, 2022 and 2021, respectively, have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for the applicable period.

Note O – Segment Operations

The profit measure that the Company’s Chief Operating Decision Maker ("CODM") uses to assess segment performance and allocate resources is adjusted earnings (loss) before interest and taxes (“adjusted EBIT”). EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of the Company’s ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this financial measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of the Company’s ongoing operations.

The following table presents summarized financial information for our reportable operating segments for the periods indicated.

	Three Months Ended August 31, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,038,880	$188,703	$150,323	$30,759	$-	$1,408,665
Impairment of long-lived assets	312	-	-	-	-	312
Restructuring and other expense (income), net	78	-	-	-	(1,178)	(1,100)
Miscellaneous income (expense), net	184	(35)	222	(86)	(5,371)	(5,086)
Equity in net income of unconsolidated affiliates	1,770	-	43,866	-	(13,924)	31,712
Adjusted earnings (loss) before interest and taxes (1)(2)	34,913	20,934	52,734	(1,393)	5,145	112,333
(1)
Excludes the noncontrolling interest portion of impairment of long-lived assets of $(115) within Steel Processing.
(2)
Excludes a non-cash settlement charge of $4,774 in miscellaneous income (expense), net within Other to accelerate a portion of deferred pension cost as a result of a pension lift-out transaction executed with a third-party insurance company to transfer a portion of the total projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to the third-party insurance company; excludes a loss of $15,759 in equity in net income of unconsolidated affiliates within Other related to the sale of the Company’s 50% noncontrolling equity investment in ArtiFlex effective August 3, 2022; excludes $525 in selling, general and administrative expense in Consumer Products related to incremental compensation expense attributable to the Level5 earnout.

	Three Months Ended August 31, 2021
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$822,810	$147,783	$114,743	$25,482	$-	$1,110,818
Restructuring and other income, net	(12,131)	-	-	(143)	-	(12,274)
Miscellaneous income (expense), net	30	49	(73)	(59)	683	630
Equity in net income of unconsolidated affiliates	9,349	-	42,993	-	574	52,916
Adjusted earnings before interest and taxes (3)	107,692	20,555	48,754	(2,554)	(416)	174,031
(3)
Excludes the noncontrolling interest portion of the restructuring gains within Steel Processing of $5,946.

Total assets for each of our operating segments as of the dates indicated were as follows:

	August 31,	May 31,
	2022	2022
Total assets
Steel Processing	$2,016,113	$2,082,522
Consumer Products	636,208	577,026
Building Products	648,502	681,188
Sustainable Energy Solutions	107,421	114,084
Other	101,898	188,203
Total assets	$3,510,142	$3,643,023

Note P – Acquisitions

Level5® Tools, LLC

On June 2, 2022, we acquired Level5® Tools, LLC ("Level5"), a leading provider of drywall tools and related accessories. The total purchase price was $59,321,000, including $2,000,000 attributed to an earnout agreement with the selling shareholders, that provides for up to an additional $25,000,000 of cash consideration should certain earnings targets be met annually through calendar 2024. The earnout agreement also requires continued employment of a selling shareholder during the duration of the earnout period. Accordingly, payments to this key employee, to the extent earned, will be accounted for as post-combination compensation expense. During the three months ended August 31, 2022, compensation expense of $525,000 has been accrued within selling, general, and administrative expense in the consolidated statements of earnings related to the earnout.

Level5 is being operated as part of the Consumer Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Proforma results, including the acquired business since the beginning of fiscal 2022, would not be materially different from the reported results.

The information included herein has been based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Level5, we identified and valued the following intangible assets:

(in thousands)
Category	Amount	Useful Life (Years)
Tradename	$13,500	Indefinite
Customer relationships	13,300	10
Technological know-how	6,500	20
Non-compete agreement	280	3
Total acquired identifiable intangible assets	$33,580

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill which will be deductible by us for income tax purposes.

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

(in thousands)	Preliminary Valuation
Cash and cash equivalents	$1,515
Accounts receivable	2,860
Inventories	9,161
Prepaid expenses	64
Property, plant and equipment	273
Intangible assets	33,580
Operating lease assets	377
Total identifiable assets	47,830
Accounts payable	(3,175)
Accrued expenses	(904)
Current operating lease liabilities	(111)
Noncurrent operating lease liabilities	(266)
Net identifiable assets	43,374
Goodwill	15,947
Total purchase price	59,321
Less: Fair value of earnout	(2,000)
Plus: Estimated net working capital deficit	282
Cash purchase price	$57,603

Note Q – Derivative Financial Instruments and Hedging Activities

We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange rate risk and commodity price risk. While certain of our derivative financial instruments are designated as hedging instruments, we also enter into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Refer to “Note R – Fair Value” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$20	Accounts payable	$11,378
	Other assets	-	Other liabilities	96
		20		11,474
Foreign currency exchange contracts	Other assets	138	Accounts payable	-
Total		$158		$11,474

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$8,034	Accounts payable	$5,893
	Other assets	153	Other liabilities	73
		8,187		5,966
Foreign currency exchange contracts	Other assets	-	Accounts payable	276
Total		8,187		6,242

Total derivative instruments		$8,345		$17,716

The amounts in the table above reflect the fair value of our derivative instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $9,937,000 increase in “Receivables” with a corresponding increase in “Accounts payable.”

The following table summarizes the fair value of our derivative instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,040	Accounts payable	$4,517
	Other assets	-	Other liabilities	48
		1,040		4,565
Foreign currency exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other liabilities	17
		-		17
Total		$1,040		$4,582

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$11,555	Accounts payable	$4,142
	Other assets	48	Other liabilities	24
		11,603		4,166
Foreign currency exchange contracts	Receivables	-	Accounts payable	255
Total		$11,603		$4,421
Total derivative instruments		$12,643		$9,003

The amounts in the table above reflect the fair value of our derivative instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $6,300,000 increase in “Receivables” with a corresponding increase in “Accounts payable.”

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. The earnings effects of these derivative financial instruments are presented in the same statement of earnings line items as the earnings effects of the hedged items. For derivative financial instruments designated as cash flow hedges, we assess hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative financial instruments.

The following table summarizes our cash flow hedges outstanding at August 31, 2022:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	133,715	September 2022 - December 2023
Foreign currency exchange contracts	14,705	October 2022 - March 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(in thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2022:
Commodity contracts	$(14,045)	Cost of goods sold	$2,869
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	(162)	Net sales/Cost of goods sold	28
Total	$(14,207)		$2,890

For the three months ended August 31, 2021:
Commodity contracts	$35,220	Cost of goods sold	$35,459
Interest rate contracts	-	Interest expense	(40)
Total	$35,220		$35,419

The estimated net amount of the losses recognized in AOCI at August 31, 2022 expected to be reclassified into net earnings within the succeeding twelve months is $15,462,000 (net of tax of $4,438,000). This amount was computed using the fair value of the cash flow hedges at August 31, 2022, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2023 and May 31, 2024.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at August 31, 2022:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$11,453	September 2022 - December 2023

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended August 31,
(in thousands)	Recognized in Earnings	2022	2021
Commodity contracts	Cost of goods sold	$(1,577)	$29,527
Foreign currency exchange contracts	Miscellaneous income, net	-	339
Total		$(1,577)	$29,866

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

Recurring Fair Value Measurements

At August 31, 2022, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$8,345	$-	$8,345
Total assets	$-	$8,345	$-	$8,345

Liabilities
Derivative financial instruments (1)	$-	$17,716	$-	$17,716
Total liabilities	$-	$17,716	$-	$17,716

At May 31, 2022, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$12,643	$-	$12,643
Total assets	$-	$12,643	$-	$12,643

Liabilities
Derivative financial instruments (1)	$-	$9,003	$-	$9,003
Total liabilities	$-	$9,003	$-	$9,003

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note Q – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At August 31, 2022, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$3,280	$-	$3,280
Total assets	$-	$3,280	$-	$3,280

(1)
Comprised of fixed assets at our Steel Processing facility in Cleveland, Ohio facility with an estimated fair market value of $3,280,000. Refer to “Note E – Goodwill and Long-Lived Assets” for additional information.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $654,294,000 and $684,830,000 at August 31, 2022 and May 31, 2022, respectively. The carrying amount of long-term debt, including current maturities, was $690,259,000 and $696,610,000 at August 31, 2022 and May 31, 2022, respectively.

Note S – Subsequent Events

On September 29, 2022, the Company announced a plan to separate into two independent, publicly-traded companies – one company is expected to be comprised of the Company’s Steel Processing operating segment, and the other company is expected to be comprised of the Company’s Consumer Products, Building Products and Sustainable Energy Solutions operating segments. The Separation transaction is expected to be completed by early 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Company’s Board of Directors.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the 2022 Form 10-K.

Unless otherwise indicated, all Note references contained in this Part I – Item 2. refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of operations and financial position of Worthington Industries, Inc., together with its subsidiaries (collectively, “we,” “our,” “us”, “Worthington,” or the “Company”), should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2022 Form 10-K includes additional information about Worthington, our operations and our consolidated financial position and should be read in conjunction with this Form 10-Q.

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

As of August 31, 2022, we held equity positions in eight joint ventures. Four of these joint ventures are consolidated within the Steel Processing operating segment with the equity owned by the other joint venture member(s) shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. The remaining four of our joint ventures are accounted for using the equity method.

Recent Business Developments

•
On June 2, 2022, the Company acquired Level5® Tools, LLC (“Level5”), a leading provider of drywall tools and related accessories. The net cash purchase price was approximately $56.1 million, with a potential earnout of up to $25.0 million based on performance through 2024.
•
On August 3, 2022, the Company sold its 50% noncontrolling equity interest in ArtiFlex Manufacturing, LLC (“ArtiFlex”) to the unaffiliated joint venture member for approximately $42.1 million after adjustments for closing debt and final net working capital. Approximately $6.0 million of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of $6.3 million. This real property was owned by Worthington and leased to ArtiFlex prior to closing of the transaction. The Company recognized a pre-tax loss of approximately $15.8 million in equity income related to the equity portion of the transaction.
•
On September 28, 2022, the Worthington Industries, Inc. Board of Directors (the “Worthington Industries Board”) declared a quarterly dividend of $0.31 per share payable on December 29, 2022 to shareholders of record on December 15, 2022.
•
On September 29, 2022, the Company announced a plan to separate into two independent, publicly-traded companies – one company is expected to be comprised of the Company’s Steel Processing operating segment, and the other company is expected to be comprised of the Company’s Consumer Products, Building Products and Sustainable Energy Solutions businesses. The Separation transaction is expected to be completed by early 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Company’s Board of Directors.

Market & Industry Overview

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the first quarter of each of fiscal 2023 and fiscal 2022 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 47% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by Ford, General Motors and Stellantis North America (the “Detroit Three automakers”), has a considerable impact on the activity within this operating segment. The majority of the net sales of one of our unconsolidated joint ventures, Serviacero Worthington, is also to the automotive market.

Approximately 17% of the net sales of our Steel Processing operating segment are to the construction market. The construction market is also the predominant end market for our unconsolidated joint ventures within our Building Products operating segment, WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including U.S. gross domestic product (“GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative price of framing lumber and steel.

Substantially all of the net sales of our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments and approximately 36% of the net sales of our Steel Processing operating segment are to other markets such as agricultural, appliance, consumer products, heavy-truck, industrial products, lawn and garden. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,
	2022	2021	Inc / (Dec)
U.S. GDP (% growth (decline) year-over-year) [1]	2.3%	3.9%	(1.6%)
Hot-Rolled Steel ($ per ton) [2]	$978	$1,762	$(784)
Detroit Three Auto Build (000's vehicles) [3]	1,761	1,374	386
No. America Auto Build (000's vehicles) [3]	3,628	3,243	384
Zinc ($ per pound) [4]	$1.55	$1.35	$0.20
Natural Gas ($ per mcf) [5]	$7.87	$3.68	$4.19
On-Highway Diesel Fuel Prices ($ per gallon) [6]	$5.42	$3.33	$2.09

1 2021 figures based on revised actuals 2CRU Hot-Rolled Index; period average 3IHS Global 4LME Zinc; period average 5NYMEX Henry Hub Natural Gas; period average 6Energy Information Administration; period average

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, declining U.S. GDP growth rates generally indicate a weaker economy. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general and administrative (”SG&A”) expenses.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2023 (first quarter), fiscal 2022 and fiscal 2021:

	Fiscal Year
(Dollars per ton 1 )	2023	2022	2021
1st Quarter	$978	$1,762	$475
2nd Quarter	N/A	$1,888	$625
3rd Quarter	N/A	$1,421	$1,016
4th Quarter	N/A	$1,280	$1,358
Annual Avg.	$978	$1,588	$869

1 CRU Hot-Rolled Index; period average

Sales to one Steel Processing customer in the automotive industry represented 11.2% and 13.8% of consolidated net sales during the first quarter of fiscal 2023 and fiscal 2022, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2023, vehicle production for the Detroit Three automakers and the North American vehicle production were up 28% and 12%, respectively, from the first quarter of fiscal 2022.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2023 Compared to Fiscal 2022

The following discussion provides a review of results for the periods indicated.

	Three Months Ended
	August 31,
(In millions, except per share amounts)	2022	2021	Increase/ (Decrease)
Net sales	$1,408.7	$1,110.8	$297.9
Operating income	66.7	135.8	(69.1)
Equity income	31.7	52.9	(21.2)
Net earnings attributable to controlling interest	64.1	132.5	(68.4)
Earnings per diluted share attributable to controlling interest	1.30	2.55	(1.25)

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by reportable operating segment, along with the respective percentage of the total consolidated net sales of each, for the periods indicated.

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2022	Net sales	2021	Net sales	(Decrease)
Steel Processing	$1,038.9	73.7%	$822.8	74.1%	$216.1
Consumer Products	188.7	13.4%	147.8	13.3%	40.9
Building Products	150.3	10.7%	114.7	10.3%	35.6
Sustainable Energy Solutions	30.8	2.2%	25.5	2.3%	5.3
Consolidated Net Sales	$1,408.7	100.0%	$1,110.8	100.0%	$297.9

The following table provides volume by reportable operating segment for the periods presented.

	Three Months Ended
	August 31,
			Increase/
	2022	2021	(Decrease)
Steel Processing (Tons)	974,649	1,062,288	(87,639)
Consumer Products (Units)	22,383,341	21,388,140	995,201
Building Products (Units)	2,922,163	2,885,711	36,452
Sustainable Energy Solutions (Units)	133,133	130,676	2,457
•
Steel Processing – Net sales increased $216.1 million. The increase was driven primarily by contributions from Tempel Steel Company (“Tempel”), which was acquired in the third quarter of fiscal 2022, and, to a lesser extent, higher average selling prices. The mix of direct versus toll tons processed was 58% to 42% in the current quarter, compared to 49% to 51% in the prior year quarter. The shift in mix towards direct tons was driven primarily by softness at our Spartan and Samuel consolidated toll processing joint ventures and, to a lesser extent, direct tons shipped by businesses acquired in fiscal 2022.
•
Consumer Products – Net sales increased 27.7%, or $40.9 million, over the prior year quarter. The increase was driven by higher average selling prices, and, to a lesser extent, higher volume, including contributions from the June 2, 2022, acquisition of Level5.
•
Building Products – Net sales increased 31.1%, or $35.6 million, over the prior year quarter. The increase was driven primarily by higher average selling prices.
•
Sustainable Energy Solutions – Net sales increased $5.3 million, or 20.6%, from the prior year quarter due to the combined impact of increased volume and higher average selling prices.

Gross Margin

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2022	Net sales	2021	Net sales	(Decrease)
Gross Margin	$169.4	12.0%	$219.4	19.8%	$(50.0)

•
Gross margin decreased $50.0 million from the prior year quarter to $169.4 million, as margin improvements in both the Consumer and Building Products businesses were more than offset by lower margin contributions from Steel Processing. Margins in Steel Processing were down $58.0 million on an estimated $48.6 unfavorable swing related to the impact of inventory holding losses in the current quarter compared to inventory holding gains in the prior year quarter.

Selling, General and Administrative Expense

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2022	Net sales	2021	Net sales	(Decrease)
Selling, general and administrative expense	$103.4	7.3%	$95.9	8.6%	$7.5

•
SG&A expense increased $7.5 million over the prior year quarter due primarily to the impact of acquisitions, partially offset by lower profit sharing and bonus accruals.

Other Operating Costs

	Three Months Ended
	August 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Impairment of long-lived assets	$0.3	$-	$0.3
Restructuring and other income, net	(1.1)	(12.3)	(11.2)

•
Impairment of long-lived assets in the current quarter was driven by our commitment to a plan to sell certain fixed assets at our Steel Processing facility in Cleveland, Ohio that were written down to fair value less cost to sell.
•
Restructuring and other income, net in both periods was driven by gains realized from the sale of long-lived assets, including a $12.1 million gain in the prior year quarter related to the sale of our WSP joint venture’s facility in Canton, Michigan. Refer to “Note F – Restructuring and Other Income, Net” for additional information.

Equity Income

	Three Months Ended
	August 31,
			Increase/
(In millions)	2022	2021	(Decrease)
WAVE	$23.8	$25.7	$(1.9)
ClarkDietrich	20.1	17.3	2.8
Serviacero Worthington	1.8	9.3	(7.5)
ArtiFlex	(13.4)	1.2	(14.6)
Workhorse	(0.5)	(0.6)	0.1
Total Equity Income	$31.7	$52.9	$(21.2)

•
Equity income decreased $21.2 million from the prior year quarter to $31.7 million due to a $15.8 million pre-tax loss related to the sale of our equity investment in ArtiFlex and lower contributions from Serviacero Worthington, which were down $7.5 million on lower spreads driven by a swing from significant inventory holding gains in the prior year quarter to a nominal inventory holding loss in the current quarter. We received cash distributions of $74.6 million from our unconsolidated joint ventures during the current quarter.

Other income (expense)

	Three Months Ended
	August 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Miscellaneous income (expense), net	$(5.1)	$0.6	$(5.7)

•
Miscellaneous expense in the current quarter was driven primarily from the annuitization of a portion of the total projected benefit obligation of the inactive Gerstenslager Company Bargaining Unit Employees’ Pension Plan, which resulted in a pre-tax, non-cash settlement charge of $4.8 million to accelerate a portion of deferred pension cost.

Adjusted EBIT

We evaluate operating segment performance based on adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of our ongoing operations. Adjusted EBIT is a non-GAAP measure and is used by management to evaluate segment performance, engage in financial and operational planning and determine incentive compensation because we believe that this measure provides additional perspective and, in some circumstances is more closely correlated to, the performance of our ongoing operations.

The following table provides a reconciliation of consolidated net earnings attributable to controlling interest to adjusted EBIT for the periods presented:

	Three Months Ended
	August 31,
(In millions)	2022	2021
Net earnings attributable to controlling interest	$64.1	$132.5
Interest expense	8.6	7.7
Income tax expense	19.5	40.2
Earnings before interest and taxes	$92.2	$180.4
Incremental expense related to Level5 earnout	0.5	-
Impairment of long-lived assets (1)	0.1	-
Restructuring and other income, net (1)	(1.1)	(6.3)
Pension settlement charge	4.8	-
Loss on sale of investment in ArtiFlex	15.8	-
Adjusted earnings before interest and taxes	$112.3	$174.1

(1) Excludes the impact of the noncontrolling interests.

The following table provides a summary of adjusted EBIT by segment for the periods presented.

	Three Months Ended
	August 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Steel Processing	$34.9	$107.7	$(72.8)
Consumer Products	20.9	20.6	0.3
Building Products	52.7	48.7	4.0
Sustainable Energy Solutions	(1.4)	(2.6)	1.2
Other	5.1	(0.4)	5.5
Total Adjusted EBIT	$112.3	$174.0	$(61.7)

•
Steel Processing – Adjusted EBIT was down $72.8 million from the prior year quarter to $34.9 million, on lower direct spreads, which were negatively impacted by the unfavorable impact related to an estimated $48.6 million swing from significant inventory holding gains in the prior year quarter to nominal inventory holding losses in the current quarter. Adjusted EBIT was also negatively impacted by lower equity earnings at Serviacero Worthington, down $7.5 million from the prior year quarter, also on a swing from significant inventory holding gains in the prior year quarter to a nominal inventory holding loss in the current quarter.
•
Consumer Products – Adjusted EBIT was up $0.3 million over the prior year quarter to $20.9 million as the favorable impact of higher average selling prices was mostly offset by higher wages and input costs as well as $2.9 million of expense related to transaction costs and the write-up of acquired Level5 inventory to fair value.
•
Building Products – Adjusted EBIT of $52.7 million was $4.0 million more than the prior year quarter, due to higher average selling prices, partially offset by higher production costs.
•
Sustainable Energy Solutions – Adjusted EBIT was a loss of $1.4 million, favorable by $1.2 million compared to the prior year quarter, on the combined impact of increased volume and higher average selling prices, partially offset by higher production costs.

Interest Expense

	Three Months Ended
	August 31,
			Increase/
(In millions)	2022	2021	(Decrease)
Interest Expense	$8.6	$7.7	$0.9

•
Interest expense was $8.6 million in the current quarter, up $0.9 million over the prior year quarter due to the impact of higher average debt levels associated with short-term borrowings.

Income Taxes

	Three Months Ended
	August 31,
(In millions)	2022	Effective Tax Rate	2021	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$19.5	23.9%	$40.2	23.3%	$(20.7)

•
Income tax expense was $19.5 million in the current quarter compared to income tax expense of $40.2 million in the prior year quarter. The decrease was driven by lower pre-tax earnings. Tax expense in the current quarter reflected an estimated annual effective rate of 23.9% compared to 23.3% for the prior year quarter. For additional information regarding our income taxes, refer to “Note M – Income Taxes”.

Liquidity and Capital Resources

During the three months ended August 31, 2022, we generated $81.0 million of cash from operating activities, invested $21.5 million in property, plant and equipment, spent $56.1 million to acquire Level5, and received $42.1 million of cash proceeds from the sale of our equity investment in ArtiFlex and related real property. Additionally, we repaid $32.4 million of borrowings outstanding under the AR Facility and paid dividends of $13.9 million on Worthington Industries, Inc.’s common shares. The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,
(in millions)	2022	2021
Net cash provided (used) by operating activities	$81.0	$(49.8)
Net cash used by investing activities	(29.8)	(102.0)
Net cash used by financing activities	(49.9)	(89.3)
Increase (decrease) in cash and cash equivalents	1.3	(241.1)
Cash and cash equivalents at beginning of period	34.5	640.3
Cash and cash equivalents at end of period	$35.8	$399.2

We believe that the available borrowing capacity of our committed line of credit is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, lingering supply chain disruptions and other challenges caused by the COVID-19 pandemic and softening economic conditions could create uncertainty and volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. As the impact of such challenges on the economy and our operations is evolving, we will continue to review our discretionary spending and other variable costs as well as our liquidity needs.

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

Net cash provided by operating activities was $81.0 million during the three months ended August 31, 2022, a difference of $130.8 million from the net cash used by operating activities in the prior year period. This change was primarily due to a $125.9 million decrease in operating working capital (accounts receivable, inventory, and accounts payable) requirements over the prior year quarter, mainly driven by lower average steel prices.

Investing Activities

Net cash used by investing activities was $29.8 million during the three months ended August 31, 2022 compared to $102.0 million in the prior year quarter. Net cash used by investing activities in the prior year quarter resulted primarily from cash used to acquire certain assets of the Shiloh Industries’ U.S BlankLight ® business on June 8, 2021, for $104.8 million. Net cash used by investing activities in the current year quarter resulted primarily from the purchase of the Level5 business on June 2, 2022, for $56.1 million, net of cash acquired, and capital expenditures of $21.4 million, partially offset by combined cash proceeds of $47.9 million from the sale of our equity investment in ArtiFlex and other long-lived assets, including the related real property that was owned by Worthington and leased to ArtiFlex.

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

Financing Activities

Net cash used by financing activities was $49.9 million during the three months ended August 31, 2022 compared to $89.3 million in the prior year quarter. The change was primarily due to $32.4 million net repayments of short-term borrowings.

Long-term debt and short-term borrowings – As of August 31, 2022, we were in compliance with the financial covenants of our short-term and long-term financial debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. During the first quarter of fiscal 2023, our credit rating was upgraded from Baa3 to Baa2 by Moody’s Investors Service, Inc. Short-term borrowings consisted of $11.2 million drawn against our AR Facility, leaving $163.8 million available for future use. This is in addition to $500.0 million of short-term borrowing capacity available under our multi-year revolving credit facility.

Common shares – On September 28, 2022, the Worthington Industries Board declared a quarterly dividend of $0.31 per share payable on December 29, 2022, to shareholders of record on December 15, 2022.

On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of Worthington Industries, Inc.’s outstanding common shares (the “common shares”).

On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. As of August 31, 2022, 6,065,000 common shares remained available for repurchase under these authorizations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2022 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that Worthington Industries, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including Worthington Industries, Inc.’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of Worthington Industries, Inc.’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2022). Based on that evaluation, Worthington Industries’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2022) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2022 Form 10-K, as filed with the U.S. Securities and Exchange Commission on August 1, 2022, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2022 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2022 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, Worthington Industries, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act, as amended) of common shares of Worthington Industries, Inc. during each month of the quarterly period ended August 31, 2022:

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
June 1-30, 2022 (2)	9,145	$44.73	-	6,065,000
July 1-31, 2022	-	-	-	6,065,000
August 1-31, 2022	-	-	-	6,065,000
Total	9,145	$44.73	-
(1)
The numbers shown in this column represent, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Worthington Industries Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Worthington Industries Board authorized the repurchase of up to an additional 5,618,464 common shares. A total of 3,935,000 common shares have been repurchased since the latest authorization, leaving 6,065,000 common shares available for repurchase at August 31, 2022.

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

(2)
Includes an aggregate of 9,145 common shares surrendered by employees in the period from June 1, 2022 through June 30, 2022 to satisfy withholding obligations upon the vesting of restricted common shares. These common shares were not counted against the share repurchase authorizations in effect during the fiscal quarter ended August 31, 2022 and discussed in footnote (1) above.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit No.	Description

2.1

Equity Interest Purchase Agreement, dated as of October 29, 2021, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc., and Tempel Steel Company (Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K of Worthington Industries, Inc. dated November 1, 2021 and filed with the SEC on the same date (SEC File No. 1-8399)) †

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)) P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.69 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2022 (SEC File No. 1-8399)

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares Granted in Fiscal 2023 for Named Executive Officers of Worthington Industries, Inc. (Incorporated herein by reference to Exhibit 10.81 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2022 (SEC File No. 1-8399))

10.3

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Steven M. Caravati in order to evidence the grant, effective as of June 24, 2022, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

10.4

Amendment to the Receivables Financing Agreement, dated as of October 6, 2022, among Worthington Receivables Company, LLC, Worthington Industries, Inc., PNC Bank, National Association, and PNC Capital Markets LLC

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries, Inc. are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated Balance Sheets at August 31, 2022 and May 31, 2022;
(ii)
Consolidated Statements of Earnings for the three months ended August 31, 2022 and August 31, 2021;
(iii)
Consolidated Statements of Comprehensive Income for the three months ended August 31, 2022 and August 31, 2021;
(iv)
Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and August 31, 2021; and
(v)
Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 11, 2022	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)