Form 10-Q
period 2023-02-28
WORTHINGTON INDUSTRIES INC
filed 2023-04-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On March 31, 2023, the number of common shares, without par value, of the Registrant issued and outstanding was 49,755,365.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
the ever-changing effects of the novel coronavirus (“COVID-19”) pandemic and the various responses of governmental and nongovernmental authorities thereto (such as fiscal stimulus packages, quarantines, shut downs and other restrictions on travel and commercial, social or other activities) on economies (local, national and international) and markets, and on the Company’s customers, counterparties, employees and third-party service providers;
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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•
obtaining final approval of the Separation by the Board of Directors (the “Board”) of Worthington Industries, Inc. (“Worthington Industries”);
•
the uncertainty of obtaining regulatory approvals in connection with the Separation, including rulings from the Internal Revenue Service;
•
the ability to satisfy the necessary closing conditions to complete the Separation on a timely basis, or at all;

•
the Company’s ability to successfully separate into two independent companies and realize the anticipated benefits of the Separation;
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
•
the effect of inflation, interest rate increases and economic recession, as well as potential adverse impacts as a result of the Inflation Reduction Act of 2022, which may negatively impact the Company’s operations and financial results;
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
•
cyber security risks;
•
the effects of privacy and information security laws and standards; and
•
other risks described from time to time in the filings of Worthington Industries with the SEC, including those described in “PART I – Item 1A. — Risk Factors” of the Annual Report on Form 10-K of Worthington Industries for the fiscal year ended May 31, 2022 (“2022 Form 10-K”).

The Company notes these factors for investors as contemplated by the PSLRA. It is impossible to predict or identify all potential risk factors. Consequently, you should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and the Company assumes no obligation to correct or update any such statements in the future, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 28,	May 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$267,244	$34,485
Receivables, less allowances of $5,233 and $1,292 at February 28, 2023
and May 31, 2022, respectively	715,899	857,493
Inventories:
Raw materials	271,518	323,609
Work in process	160,688	255,019
Finished products	168,918	180,512
Total inventories	601,124	759,140
Income taxes receivable	15,619	20,556
Assets held for sale	5,191	20,318
Prepaid expenses and other current assets	105,689	93,661
Total current assets	1,710,766	1,785,653
Investments in unconsolidated affiliates	244,277	327,381
Operating lease assets	102,474	98,769
Goodwill	413,989	401,469
Other intangible assets, net of accumulated amortization of $107,167 and
$93,973 at February 28, 2023 and May 31, 2022, respectively	318,483	299,017
Other assets	25,454	34,394
Property, plant and equipment:
Land	49,695	51,483
Buildings and improvements	306,296	303,269
Machinery and equipment	1,247,994	1,196,806
Construction in progress	57,307	59,363
Total property, plant and equipment	1,661,292	1,610,921
Less: accumulated depreciation	979,063	914,581
Total property, plant and equipment, net	682,229	696,340
Total assets	$3,497,672	$3,643,023

Liabilities and equity
Current liabilities:
Accounts payable	$489,346	$668,438
Short-term borrowings	3,605	47,997
Accrued compensation, contributions to employee benefit plans and related taxes	84,098	117,530
Dividends payable	17,630	15,988
Other accrued items	57,703	70,125
Current operating lease liabilities	12,166	11,618
Income taxes payable	-	300
Current maturities of long-term debt	261	265
Total current liabilities	664,809	932,261
Other liabilities	118,736	115,991
Distributions in excess of investment in unconsolidated affiliate	116,825	81,149
Long-term debt	689,339	696,345
Noncurrent operating lease liabilities	92,481	88,183
Deferred income taxes, net	100,224	115,132
Total liabilities	1,782,414	2,029,061
Shareholders' equity - controlling interest	1,585,426	1,480,752
Noncontrolling interests	129,832	133,210
Total equity	1,715,258	1,613,962
Total liabilities and equity	$3,497,672	$3,643,023

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net sales	$1,103,322	$1,378,235	$3,687,528	$3,721,914
Cost of goods sold	959,515	1,235,107	3,268,584	3,174,821
Gross margin	143,807	143,128	418,944	547,093
Selling, general and administrative expense	106,057	102,945	317,318	294,926
Impairment of long-lived assets	484	3,076	796	3,076
Restructuring and other expense (income), net	824	(504)	(4,558)	(14,782)
Separation costs	6,347	-	15,593	-
Operating income	30,095	37,611	89,795	263,873
Other income (expense):
Miscellaneous income (expense), net	1,327	393	(2,354)	2,063
Interest expense, net	(6,035)	(8,140)	(22,245)	(23,170)
Equity in net income of unconsolidated affiliates	36,926	47,466	105,495	160,600
Earnings before income taxes	62,313	77,330	170,691	403,366
Income tax expense	12,055	18,683	35,684	90,059
Net earnings	50,258	58,647	135,007	313,307
Net earnings attributable to noncontrolling interests	3,933	2,305	8,382	14,173
Net earnings attributable to controlling interest	$46,325	$56,342	$126,625	$299,134
Basic
Weighted average common shares outstanding	48,587	49,749	48,541	50,331
Earnings per share attributable to controlling interest	$0.95	$1.13	$2.61	$5.94

Diluted
Weighted average common shares outstanding	49,493	50,641	49,356	51,275
Earnings per share attributable to controlling interest	$0.94	$1.11	$2.57	$5.83

Common shares outstanding at end of period	48,619	49,364	48,619	49,364

Cash dividends declared per share	$0.31	$0.28	$0.93	$0.84

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net earnings	$50,258	$58,647	$135,007	$313,307
Other comprehensive income (loss)
Foreign currency translation, net of tax	1,563	(1,482)	(7,680)	(10,324)
Pension liability adjustment, net of tax	323	1,368	3,180	1,364
Cash flow hedges, net of tax	34,342	(19,234)	17,042	(72,520)
Other comprehensive income (loss)	36,228	(19,348)	12,542	(81,480)
Comprehensive income	86,486	39,299	147,549	231,827
Comprehensive income attributable to noncontrolling interests	3,933	2,305	8,382	14,173
Comprehensive income attributable to controlling interest	$82,553	$36,994	$139,167	$217,654

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Operating activities:
Net earnings	$50,258	$58,647	$135,007	$313,307
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	28,153	27,425	84,508	70,579
Impairment of long-lived assets	484	3,076	796	3,076
Provision for (benefit from) deferred income taxes	(5,525)	10,661	(20,198)	13,336
Bad debt expense	2,346	382	3,786	896
Equity in net income of unconsolidated affiliates, net of distributions	23,218	(18,604)	84,415	(83,096)
Net loss (gain) on sale of assets	46	(628)	(4,988)	(13,830)
Stock-based compensation	4,975	4,408	13,758	11,959
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	3,382	(33,766)	160,475	(155,451)
Inventories	53,499	31,051	166,959	(229,813)
Accounts payable	6,627	51,893	(195,489)	50,967
Accrued compensation and employee benefits	(2,900)	(21,105)	(33,432)	(52,924)
Income taxes payable	-	(14,422)	(300)	(1,487)
Other operating items, net	17,588	(24,828)	833	(22,245)
Net cash provided (used) by operating activities	182,151	74,190	396,130	(94,726)

Investing activities:
Investment in property, plant and equipment	(22,748)	(23,645)	(68,715)	(71,804)
Investment in non-marketable equity securities	(20)	-	(270)	-
Acquisitions, net of cash acquired	-	(269,511)	(56,088)	(377,261)
Net proceeds from sale of investment in ArtiFlex	(300)	-	35,795	-
Proceeds from sale of assets, net of selling costs	51	4,083	35,545	35,904
Net cash used by investing activities	(23,017)	(289,073)	(53,733)	(413,161)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	(1,330)	105,638	(44,392)	105,638
Principal payments on long-term obligations	(5,759)	(152)	(5,909)	(554)
Proceeds from issuance of common shares, net of tax withholdings	704	269	(3,411)	(6,516)
Payments to noncontrolling interests	-	(3,360)	(11,760)	(15,436)
Repurchase of common shares	-	(54,255)	-	(127,842)
Dividends paid	(15,101)	(14,127)	(44,166)	(43,390)
Net cash provided (used) by financing activities	(21,486)	34,013	(109,638)	(88,100)
Increase (decrease) in cash and cash equivalents	137,648	(180,870)	232,759	(595,987)
Cash and cash equivalents at beginning of period	129,596	225,194	34,485	640,311
Cash and cash equivalents at end of period	$267,244	$44,324	$267,244	$44,324

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

Basis of Presentation

The consolidated financial statements include the accounts of Worthington Industries and consolidated subsidiaries (collectively, “we,” “our,” “us” “Worthington,” or the “Company”). All amounts in these financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated. Significant intercompany accounts and transactions have been eliminated.

We own controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing LLC (“Samuel”) (63%). We also own a 51% controlling interest in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022, when the remaining net assets of the joint venture were disposed of. See “Note F – Restructuring and Other Expense (Income), Net” for additional information. These joint ventures are consolidated with the equity owned by the other joint venture members shown as “Noncontrolling interests” in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and other comprehensive income (loss) (“OCI”) are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Investments in unconsolidated affiliates are accounted for using the equity method with our proportionate share of income or loss recognized within equity in net income of unconsolidated affiliates (“equity income”) in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note D – Investments in Unconsolidated Affiliates.”

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months and nine months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023 (“fiscal 2023”). For further information, refer to the consolidated financial statements and notes thereto included in the 2022 Form 10-K.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Steel Processing Separation

On September 29, 2022, we announced that the Board approved a plan to pursue a separation into two independent, publicly-traded companies – one company (“Worthington Steel”) is expected to be comprised of our Steel Processing operating segment, and the other company (“New Worthington”) is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. We plan to effect the Separation via a distribution of stock of the Steel Processing business, which is expected to be tax-free to shareholders for U.S. federal income tax purposes. The Separation transaction is expected to be completed by early 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Board. Direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs, are presented separately in our consolidated statements of earnings as “Separation costs.” Separation costs totaled $6,347,000 and $15,593,000 for the three months and nine months ended February 28, 2023, respectively.

Note B – Inventory

Due to a decline in steel pricing during the first quarter of fiscal 2023, the net realizable value of our inventory was lower than the cost reflected in our records at August 31, 2022. Accordingly, we recorded a lower of cost or net realizable value adjustment during the first quarter of fiscal 2023 totaling $4,488,000 to reflect this lower value. The entire amount of the adjustment was attributed to our Steel Processing operating segment and was recorded in cost of goods sold in the consolidated statement of earnings for the three months ended August 31, 2022. There was no lower of cost or net realizable value adjustment to inventory during either of the three months ended November 30, 2022 or the three months ended February 28, 2023.

Note C – Revenue Recognition

The following table summarizes net sales by operating segment and product class for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Steel Processing
Direct	$722,328	$1,015,716	$2,531,722	$2,704,411
Toll	34,679	36,846	106,112	108,803
Total	757,007	1,052,562	2,637,834	2,813,214

Consumer Products (1)	162,647	161,692	505,145	450,268
Building Products (1)	151,876	132,944	443,870	368,813
Sustainable Energy Solutions (1)	31,792	31,037	100,679	89,619
Total	$1,103,322	$1,378,235	$3,687,528	$3,721,914
(1)
The products contained within each of these operating segments have similar production processes, require substantially the same raw materials, use similar equipment, and serve similar purposes. Therefore, we believe the products within each of these operating segments are appropriately combined for purposes of the disclosure requirements prescribed by Accounting Standards Codification (“ASC”) Topic 280 and Topic 606.

The following table summarizes revenue that has been recognized over time for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Steel Processing - toll	$34,679	$36,846	$106,112	$108,803

The following table summarizes the unbilled receivables at the dates indicated:

		February 28,	May 31,
(in thousands)	Balance Sheet Classification	2023	2022
Unbilled receivables	Receivables	$4,961	$5,001

There were no contract assets at February 28, 2023 or at May 31, 2022.

We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are a part of contracts with an expected duration of one year or less. As of February 28, 2023, there were no unsatisfied or partially satisfied performance obligations related to contracts with an expected duration greater than one year.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At February 28, 2023, we held noncontrolling investments in the following affiliated companies: Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%); Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%); Taxi Workhorse Holdings, LLC (“Workhorse”) (20%); and Worthington Armstrong Venture (“WAVE”) (50%).

On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex Manufacturing, LLC (“ArtiFlex”) to the unaffiliated joint venture member for net proceeds of approximately $41,795,000, after adjustments for closing debt and final net working capital. Approximately $6,000,000 of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of approximately $6,300,000. This real property was owned by us and leased to ArtiFlex prior to closing of the transaction. For the nine months ended February 28, 2023, we recognized a pre-tax loss of $16,059,000 in equity income related to the sale, including a loss of $300,000 for the settlement of final transaction costs related to the sale during the three months ended February 28, 2023.

We received distributions from unconsolidated affiliates totaling $189,910,000 during the nine months ended February 28, 2023. We have received cumulative distributions from WAVE in excess of our investment balance amounting to $116,825,000, which is shown as a separate liability on our consolidated balance sheet at February 28, 2023. In accordance with the applicable accounting guidance, we have reclassified the negative investment balance to the liabilities section of our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:

	February 28,	May 31,
(in thousands)	2023	2022
Cash and cash equivalents	$83,482	$68,563
Other current assets	820,978	1,148,029
Noncurrent assets	308,512	369,608
Total assets	$1,212,972	$1,586,200

Current liabilities	213,496	345,097
Short-term borrowings	10,000	5,943
Current maturities of long-term debt	48,898	33,054
Long-term debt	349,161	306,814
Other noncurrent liabilities	66,538	76,437
Equity	524,879	818,855
Total liabilities and equity	$1,212,972	$1,586,200

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Net sales	$626,527	$789,483	$2,162,134	$2,392,643
Gross margin	150,698	187,602	479,402	603,778
Operating income	107,994	144,575	353,177	475,341
Depreciation and amortization	6,774	7,831	21,826	23,907
Interest expense	4,607	2,661	11,197	7,833
Income tax expense (benefit)	(3,782)	4,478	(410)	20,938
Net earnings	111,135	136,346	349,556	449,149

Note E – Impairment of Long-Lived Assets

Impairment of Long-Lived Assets

Fiscal 2023: During the third quarter of fiscal 2023, we determined that certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio, were impaired. These assets were determined to have no alternative use and were written down to their estimated salvage value of approximately $70,000 resulting in an impairment charge of $484,000 during the three months ended February 28, 2023.

During the first quarter of fiscal 2023, we committed to plans to liquidate certain fixed assets at Samuel’s toll processing facility in Cleveland, Ohio. As all of the criteria for classification as assets held for sale were met, the net assets were presented separately as assets held for sale in our consolidated balance sheet at August 31, 2022. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell. As a result, a pre-tax impairment charge of $312,000 was recognized during the first quarter of fiscal 2023, which represents the excess book value of the asset group over its estimated fair value less cost to sell. The land and building were subsequently sold during the second quarter of fiscal 2023 for net cash proceeds of $3,298,000, with no impact to earnings. Machinery and equipment related to the facility with a net book value of $1,562,000 continued to be classified as held for sale at February 28, 2023.

Fiscal 2022: During the third quarter of fiscal 2022, management committed to plans to sell certain production equipment at the Samuel facility in Twinsburg, Ohio. As all of the criteria for classification as assets held for sale were met, the net assets were presented separately as assets held for sale in our consolidated balance sheet at May 31, 2023. In accordance with the applicable accounting guidance, the net assets were written down to the lower of net book value or fair market value less costs to sell, resulting in an impairment charge of $3,076,000 during the third quarter of fiscal 2022. The assets were subsequently sold during the second quarter of fiscal 2023 for cash proceeds of approximately $1,063,000, resulting in a pre-tax gain of $363,000 within restructuring and other expense (income), net.
Note F – Restructuring and Other Expense (Income), Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense (income), net financial statement caption, in our consolidated statement of earnings for the nine months ended February 28, 2023 is summarized below:

(in thousands)	Balance, as of May 31, 2022	Expense (Income)	Payments	Adjustments	Balance, as of February 28, 2023
Early retirement and severance	$541	$908	$(1,083)	$-	$366
Net gain on sale of assets		(5,466)
Restructuring and other income, net		$(4,558)

•
On June 14, 2022, we sold real property in Tulsa, Oklahoma, for net cash proceeds of $5,775,000, resulting in a pre-tax gain of $1,177,000. These assets had been excluded from the sale of our former oil & gas equipment business in January 2021. The assets were classified in assets held for sale on the consolidated balance sheets immediately prior to the closing of the sale.
•
On October 31, 2022, our consolidated steel processing joint venture, WSP, sold its remaining manufacturing facility, located in Jackson, Michigan. Net proceeds of $21,277,000 were realized in connection with the transaction, of which $2,000,000 is being held in escrow for contingent indemnification obligations associated with general representations and warranties. The transaction resulted in a pre-tax gain of $3,926,000. The assets had a net book value of $14,263,000 and were classified as assets held for sale on the consolidated balance sheet as of May 31, 2022.

The total liability associated with our restructuring activities as of February 28, 2023 is expected to be paid in the next twelve months.

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

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, we had in place $14,137,000 of outstanding stand-by letters of credit issued to third-party service providers at February 28, 2023. No amounts were drawn against these stand-by letters of credit at February 28, 2023. We are also party to an operating lease for an aircraft for which we have guaranteed a residual value at lease termination. The maximum obligation under the terms of this guarantee was approximately $17,180,000 at February 28, 2023.

Note I – Debt

We maintain a $500,000,000 multi-year revolving credit facility scheduled to mature on August 20, 2026 (the “Credit Facility”) with a group of lenders. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Daily LIBOR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The Credit Facility contains customary LIBOR benchmark replacement language. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at February 28, 2023, leaving $500,000,000 available for future use.

We also maintain a revolving trade accounts receivable securitization facility (the “AR Facility”). Pursuant to the terms of the AR Facility, certain of our subsidiaries sell or contribute all of their eligible accounts receivable and other related assets without recourse, on a revolving basis, to Worthington Receivables Company, LLC (“WRC”), a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC sells, on a revolving basis, up to $175,000,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We retain an undivided interest in this pool and are subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold excludes receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believe additional risk of loss is minimal. As of February 28, 2023, there were no borrowings outstanding under the AR Facility, leaving $175,000,000 available for future use.

Tempel Steel Company’s China location (“Tempel China”) has short-term loan facilities that result in the equivalent of $3,605,000 outstanding at February 28, 2023. These loans, which are used to finance steel purchases, are collateralized by Tempel China property and equipment and mature in 2023. New loans may be entered into as these loans mature. The effective interest rate on the loans outstanding at February 28, 2023 was 3.5%.

During the third quarter of fiscal 2023, we repurchased $5,615,000 of the $250,000,000 senior notes due April 15, 2026 (the “2026 Notes”) through open market purchases. This repurchase activity generated a gain of $77,000, which is recorded in miscellaneous income (expense), net in our consolidated statement of earnings for the three months and nine months ended February 28, 2023.

Note J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28, 2023			February 28, 2022
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$1,421	$142	$1,563	$(1,348)	$(134)	$(1,482)
Pension liability adjustment	415	(92)	323	1,700	(332)	1,368
Cash flow hedges	43,963	(9,621)	34,342	(26,529)	7,295	(19,234)
Other comprehensive income (loss)	$45,799	$(9,571)	$36,228	$(26,177)	$6,829	$(19,348)

	Nine Months Ended
	February 28, 2023			February 28, 2022
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
(in thousands)
Foreign currency translation	$(7,549)	$(131)	$(7,680)	$(9,473)	$(851)	$(10,324)
Pension liability adjustment	4,155	(975)	3,180	1,700	(336)	1,364
Cash flow hedges	21,201	(4,159)	17,042	(95,405)	22,885	(72,520)
Other comprehensive income (loss)	$17,807	$(5,265)	$12,542	$(103,178)	$21,698	$(81,480)

Note K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2022	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	64,082	64,082	1,162	65,244
Other comprehensive loss	-	(20,462)	-	(20,462)	-	(20,462)
Common shares issued, net of withholding tax	(3,466)	-	-	(3,466)	-	(3,466)
Common shares in non-qualified plans	136	-	-	136	-	136
Stock-based compensation	6,976	-	-	6,976	-	6,976
Cash dividends declared	-	-	(15,418)	(15,418)	-	(15,418)
Balance at August 31, 2022	$277,085	$(43,312)	$1,278,827	$1,512,600	$134,372	$1,646,972
Net earnings	-	-	16,218	16,218	3,287	19,505
Other comprehensive loss	-	(3,224)	-	(3,224)	-	(3,224)
Common shares issued, net of withholding tax	(649)	-	-	(649)	-	(649)
Common shares in non-qualified plans	298	-	-	298	-	298
Stock-based compensation	3,620	-	-	3,620	-	3,620
Cash dividends declared	-	-	(15,470)	(15,470)	-	(15,470)
Dividends to noncontrolling interests	-	-	-	-	(11,760)	(11,760)
Balance at November 30, 2022	$280,354	$(46,536)	$1,279,575	$1,513,393	$125,899	$1,639,292
Net earnings	-	-	46,325	46,325	3,933	50,258
Other comprehensive income	-	36,228	-	36,228	-	36,228
Common shares issued, net of withholding tax	704	-	-	704	-	704
Common shares in non-qualified plans	107	-	-	107	-	107
Stock-based compensation	3,818	-	-	3,818	-	3,818
Cash dividends declared	-	-	(15,149)	(15,149)	-	(15,149)
Balance at February 28, 2023	$284,983	$(10,308)	$1,310,751	$1,585,426	$129,832	$1,715,258

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(in thousands)	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	132,491	132,491	8,984	141,475
Other comprehensive loss	-	(4,274)	-	(4,274)	-	(4,274)
Common shares issued, net of withholding tax	(4,091)	-	-	(4,091)	-	(4,091)
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	6,324	-	-	6,324	-	6,324
Purchases and retirement of common shares	(5,477)	-	(55,408)	(60,885)	-	(60,885)
Cash dividends declared	-	-	(14,504)	(14,504)	-	(14,504)
Dividends to noncontrolling interests	-	-	-	-	(9,197)	(9,197)
Balance at August 31, 2021	$279,635	$41,113	$1,132,595	$1,453,343	$153,289	$1,606,632
Net earnings	-	-	110,301	110,301	2,884	113,185
Other comprehensive loss	-	(57,858)	-	(57,858)	-	(57,858)
Common shares issued, net of withholding tax	(2,694)	-	-	(2,694)	-	(2,694)
Common shares in non-qualified plans	257	-	-	257	-	257
Stock-based compensation	3,304	-	-	3,304	-	3,304
Purchases and retirement of common shares	(1,297)	-	(11,405)	(12,702)	-	(12,702)
Cash dividends declared	-	-	(14,154)	(14,154)	-	(14,154)
Dividends to noncontrolling interests	-	-	-	-	(2,879)	(2,879)
Balance at November 30, 2021	$279,205	$(16,745)	$1,217,337	$1,479,797	$153,294	$1,633,091
Net earnings	-	-	56,342	56,342	2,305	58,647
Other comprehensive loss	-	(19,348)	-	(19,348)	-	(19,348)
Common shares issued, net of withholding tax	269	-	-	269	-	269
Common shares in non-qualified plans	79	-	-	79	-	79
Stock-based compensation	2,889	-	-	2,889	-	2,889
Purchases and retirement of common shares	(5,559)	-	(48,696)	(54,255)	-	(54,255)
Cash dividends declared	-	-	(14,407)	(14,407)	-	(14,407)
Dividends to noncontrolling interests	-	-	-	-	(3,360)	(3,360)
Balance at February 28, 2022	$276,883	$(36,093)	$1,210,576	$1,451,366	$152,239	$1,603,605

The following table summarizes the changes in accumulated OCI for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)
Other comprehensive loss before reclassifications	(7,549)	(619)	(2,999)	(11,167)
Reclassification adjustments to net earnings (a)	-	4,774	24,200	28,974
Income tax effect	(131)	(975)	(4,159)	(5,265)
Balance at February 28, 2023	$(22,990)	$(3,064)	$15,746	$(10,308)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(in thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(9,473)	500	11,747	2,774
Reclassification adjustments to net earnings (a)	-	1,200	(107,152)	(105,952)
Income tax effect	(851)	(336)	22,885	21,698
Balance at February 28, 2022	$(8,545)	$(14,591)	$(12,957)	$(36,093)

(a)
The consolidated statement of earnings classification of amounts reclassified to net earnings include:
1.
Pension liability adjustment – During August 2022, we purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 31% of the total projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan as of the purchase date. As a result of this transaction: 1) we incurred a non-cash settlement charge of $4,774,000 recorded in miscellaneous income (expense), net in the consolidated statements of earnings; 2) we were relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 220 beneficiaries; and
2.
Cash flow hedges – See the disclosure in “Note Q – Derivative Financial Instruments and Hedging Activities”.

Note L – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2023, we granted non-qualified stock options covering a total of 84,400 common shares, no par value, of Worthington Industries (the “common shares”) under our stock-based compensation plans. The exercise price of $46.39 per share was equal to the market price of the underlying common shares on the grant date. The fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $16.36 per share. The calculated pre-tax stock-based compensation expense for these non-qualified stock options of $1,381,000 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The following assumptions were used to value these non-qualified stock options:

Dividend yield	2.33%
Expected volatility	41.63%
Risk-free interest rate	3.19%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of the common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 28, 2023, we granted an aggregate of 345,550 service-based restricted common shares under our stock-based compensation plans, which generally vest three years after their grant date. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the date of grant, or $49.49 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $17,100,000 and will be recognized on a straight-line basis over the three-year service-based vesting period, net of any forfeitures.

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

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes (“ adjusted EBIT”) target, in each case for the three-year periods ending May 31, 2023, 2024 and 2025. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the nine months ended February 28, 2023, we granted performance share awards covering an aggregate of 58,100 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $2,695,000 (at target levels). The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note M – Income Taxes

Income tax expense for the nine months ended February 28, 2023 and 2022 reflected estimated annual effective income tax rates of 22.8% and 23.2%, respectively, and exclude any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are a result of our Samuel, Spartan, TWB and WSP (through the disposition of its remaining net assets on October 31, 2022) consolidated joint ventures. The net earnings attributable to the noncontrolling interests in Samuel, Spartan, TWB and WSP’s U.S. operations do not generate tax expense to us since the investors in Samuel, Spartan, TWB and WSP’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2023 could be materially different from the forecasted rate as of February 28, 2023.

Note N – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$46,325	$56,342	$126,625	$299,134
Denominator:
Denominator for basic earnings per share attributable to
controlling interest - weighted average common shares	48,587	49,749	48,541	50,331
Effect of dilutive securities	906	892	815	944
Denominator for diluted earnings per share attributable to
controlling interest - adjusted weighted average common shares	49,493	50,641	49,356	51,275

Basic earnings per share attributable to controlling interest	$0.95	$1.13	$2.61	$5.94
Diluted earnings per share attributable to controlling interest	$0.94	$1.11	$2.57	$5.83

Stock options covering an aggregate of 138,100 and 53,800 common shares for the three months ended February 28, 2023 and 2022, respectively, and 131,000 and 49,500 common shares for the nine months ended February 28, 2023 and 2022, respectively have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

Note O – Segment Operations

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, assesses operating segment performance and allocates resources based on adjusted EBIT. EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating segment performance, engage in financial and operational planning and determine incentive compensation.

Impairment charges are excluded from adjusted EBIT because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results.

Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

The following table presents summarized financial information for our operating segments for the periods indicated.

	Three Months Ended February 28, 2023
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$757,007	$162,647	$151,876	$31,792	$-	$1,103,322
Impairment of long-lived assets	-	-	484	-	-	484
Restructuring and other expense, net	1	206	617	-	-	824
Separation costs	-	-	-	-	6,347	6,347
Miscellaneous income (expense), net	1,111	(21)	130	(37)	144	1,327
Equity income	(185)	-	37,836	-	(725)	36,926
Adjusted EBIT (1)	7,788	17,943	51,472	(1,440)	(4,443)	71,320

(1)
Excludes the following:
•
A pre-tax benefit of $1,050,000 within selling, general, and administrative expense (“SG&A”) to reverse the compensation expense accrued during the first six months of fiscal 2023 for the anticipated payout under the first annual earnout period ending December 31, 2023 associated with the Level5 acquisition (see the discussion of this acquisition in “Note P – Acquisitions”);
•
Separation costs of $6,347,000 within Other related to direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs; and
•
A loss of $300,000 for the settlement of final transaction costs within Other related to the sale of our 50% noncontrolling equity investment in ArtiFlex.

	Three Months Ended February 28, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,052,562	$161,692	$132,944	$31,037	$-	$1,378,235
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other expense (income), net	114	-	(35)	-	(583)	(504)
Miscellaneous income, net	(12)	(39)	(3)	(38)	485	393
Equity income	4,692	-	39,978	-	2,796	47,466
Adjusted EBIT (2)	7,116	26,674	49,570	(2,801)	4,039	84,598

(2)
Excludes the noncontrolling interest portion of the impairment of long-lived assets and restructuring expense within Steel Processing of $1,139,000.

	Nine Months Ended February 28, 2023
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$2,637,834	$505,145	$443,870	$100,679	$-	$3,687,528
Impairment of long-lived assets	312	-	484	-	-	796
Restructuring and other expense (income), net	(4,204)	206	617	-	(1,177)	(4,558)
Separation costs	-	-	-	-	15,593	15,593
Miscellaneous income (expense), net	2,145	(102)	428	19	(4,844)	(2,354)
Equity income	3,491	-	116,809	-	(14,805)	105,495
Adjusted EBIT (3)(4)	25,450	52,350	145,431	(1,690)	(2,588)	218,953

(3)
Excludes the following:
•
A non-cash settlement charge of $4,774,000 in miscellaneous income (expense), net within Other related to the pension lift-out transaction associated with The Gerstenslager Company Bargaining Unit Employees’ Pension Plan and described further in “Note K – Changes in Equity;”
•
A loss of $16,059,000 for the settlement of final transaction costs within Other related to the sale of our 50% noncontrolling equity investment in ArtiFlex effective August 3, 2022; and
•
Separation costs of $15,593,000 within Other related to direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs.
(4)
Excludes the noncontrolling interest portion of the impairment of long-lived assets and restructuring income within Steel Processing of $1,734,000.

	Nine Months Ended February 28, 2022
(in thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$2,813,214	$450,268	$368,813	$89,619	$-	$3,721,914
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other expense (income), net	(12,199)	-	(35)	(143)	(2,405)	(14,782)
Miscellaneous income, net	35	169	141	(16)	1,734	2,063
Equity income	22,864	-	132,865	-	4,871	160,600
Adjusted EBIT (5)	186,734	64,813	153,042	(4,561)	5,517	405,545

(5)
Excludes the noncontrolling interest portion of impairment of long-lived assets and restructuring income within Steel Processing of $4,888,000.

Total assets for each of our reportable operating segments at the dates indicated were as follows:

	February 28,	May 31,
(in thousands)	2023	2022
Total assets
Steel Processing	$1,763,730	$2,082,522
Consumer Products	636,896	577,026
Building Products	647,582	681,188
Sustainable Energy Solutions	121,689	114,084
Other	327,775	188,203
Total assets	$3,497,672	$3,643,023

Note P – Acquisitions

Level5® Tools, LLC

On June 2, 2022, we acquired Level5® Tools, LLC (“Level5”), a leading provider of drywall tools and related accessories. The total purchase price was $59,321,000, including $2,000,000 attributed to an earnout agreement with the selling shareholders, that provides for up to an additional $25,000,000 of cash consideration should certain earnings targets be met annually through calendar year 2024. The earnout agreement also requires continued employment of a selling shareholder during the duration of the earnout period. Accordingly, payments to this key employee, to the extent earned, will be accounted for as post-combination compensation expense. During the third quarter, a pre-tax benefit of $1,050,000 was recorded within SG&A in the consolidated statements of earnings to reverse the compensation expense accrued during the first six months of fiscal 2023 for the anticipated payout under the first earnout period ending December 31, 2023.

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

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2023:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$30,670	Accounts payable	$1,701
	Other assets	1,137	Other liabilities	8
		31,807		1,709
Foreign currency exchange contracts	Other assets	273	Accounts payable	-
Total		$32,080		$1,709

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1,410	Accounts payable	$19,185
	Other assets	-	Other liabilities	1,719
		1,410		20,904
Foreign currency exchange contracts	Receivables	-	Accounts payable	15
Total		$1,410		$20,919

Total derivative financial instruments		$33,490		$22,628

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an $8,326,000 increase in Receivables with a corresponding increase in Accounts payable.

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

The following table summarizes our cash flow hedges outstanding at February 28, 2023:

	Notional
(in thousands)	Amount	Maturity Date
Commodity contracts	$136,907	March 2023 - September 2024
Foreign currency exchange contracts	$604	March 2023 - July 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(in thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 28, 2023:
Commodity contracts	$32,976	Cost of goods sold	$(10,980)
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	67	Net sales/Cost of goods sold	67
Total	$33,043		$(10,920)

For the three months ended February 28, 2022:
Commodity contracts	$(2,460)	Cost of goods sold	$24,025
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	(71)	Miscellaneous income, net	(21)
Total	$(2,531)		$23,997

For the nine months ended February 28, 2023:
Commodity contracts	$(3,123)	Cost of goods sold	$(24,173)
Interest rate contracts	-	Interest expense	(20)
Foreign currency exchange contracts	124	Net sales/Cost of goods sold	(7)
Total	$(2,999)		$(24,200)

For the nine months ended February 28, 2022:
Commodity contracts	$11,758	Cost of goods sold	$107,190
Interest rate contracts	-	Interest expense	(20)
Foreign currency exchange contracts	(11)	Miscellaneous income, net	(18)
Total	$11,747		$107,152

The estimated net amount of the gains recognized in AOCI at February 28, 2023 expected to be reclassified into net earnings within the succeeding twelve months is $13,848,000 (net of tax of $3,313,000). This amount was computed using the fair value of the cash flow hedges at February 28, 2023, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2023 and May 31, 2024.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at February 28, 2023:

	Notional
(in thousands)	Amount	Maturity Date(s)
Commodity contracts	$2,439	February 2023 - December 2024
Foreign currency exchange contracts	$2,138	March 2023 - July 2023

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
	Location of Gain (Loss)	Three Months Ended February 28,
(in thousands)	Recognized in Earnings	2023	2022
Commodity contracts	Cost of goods sold	$(6,523)	$(4,694)
Foreign currency exchange contracts	Miscellaneous income, net	79	(23)
Total		$(6,444)	$(4,717)

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Nine Months Ended February 28,
(in thousands)	Recognized in Earnings	2023	2022

Commodity contracts	Cost of goods sold	$(6,428)	$14,698
Foreign currency exchange contracts	Miscellaneous income, net	32	226
Total		$(6,396)	$14,924

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

Recurring Fair Value Measurements

At February 28, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$33,490	$-	$33,490
Total assets	$-	$33,490	$-	$33,490

Liabilities
Derivative financial instruments (1)	$-	$22,628	$-	$22,628
Total liabilities	$-	$22,628	$-	$22,628

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

Non-Recurring Fair Value Measurements

At February 28, 2023, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held and used (1)	$-	$70	$-	$70
Total assets	$-	$70	$-	$70

(1)
During the three months ended February 28, 2023, we recognized a pre-tax impairment charge of $484,000 related to certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio, that were determined to have no alternative use and written down to their estimated salvage value of approximately $70,000.

At May 31, 2022, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$700	$-	$700
Total assets	$-	$700	$-	$700

(1)
Comprised of production equipment at our Samuel facility in Twinsburg, Ohio facility with an estimated fair market value of $700,000. Refer to “Note E – Impairment of Long-Lived Assets” for additional information.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $638,163,000 and $684,830,000 at February 28, 2023 and May 31, 2022, respectively. The carrying amount of long-term debt, including current maturities, was $689,600,000 and $696,610,000 at February 28, 2023 and May 31, 2022, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the 2022 Form 10-K.

Unless otherwise indicated, all Note references contained in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2022 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q.

Our operations are managed principally on a products and services basis. Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. Factors used to identify operating segments include the nature of the products and services provided by each business, the management reporting structure, the similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

As of February 28, 2023, we held equity positions in seven operating joint ventures and one non-operating joint venture. We own controlling interests in four of these joint ventures, including the non-operating joint venture, and they are consolidated within the Steel Processing operating segment. When we own controlling interests in a joint venture, the equity owned by the other joint venture member(s) is shown as noncontrolling interests in our consolidated balance sheets, and other joint venture members’ portions of net earnings and OCI are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. We hold noncontrolling investments in the remaining four of our joint ventures and they are accounted for using the equity method.

Recent Business Developments

•
On June 2, 2022, we acquired Level5, a leading provider of drywall tools and related accessories. The total purchase price was approximately $59.3 million, with a potential earnout based on performance through 2024. Refer to “Note P – Acquisitions” for additional information.
•
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex to the unaffiliated joint venture member for net proceeds of approximately $41.8 million, after adjustments for closing debt and final net working capital. Approximately $6.0 million of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of $6.3 million. This real property was owned by us and leased to ArtiFlex prior to closing of the transaction. For the nine months ended February 28, 2023, we recognized a pre-tax loss of $16.1 million in equity income related to the sale, including a loss of $0.3 million for the settlement of final transaction costs related to the sale during the three months ended February 28, 2023.
•
On September 29, 2022, we announced that the Board approved a plan to pursue the Separation of our Steel Processing business which we expect to complete by early 2024. This plan is referred to as “Worthington 2024.” Worthington 2024 will result in two independent, publicly-traded companies that are more specialized and fit-for purpose, with enhanced prospects for growth and value creation. We plan to effect the Separation via a distribution of stock of the Steel Processing business, which is expected to be tax-free to shareholders for U.S. federal income tax purposes. Refer to “Note A – Basis of Presentation” for additional information.
•
On October 31, 2022, our consolidated joint venture, WSP, sold its remaining manufacturing facility, located in Jackson, Michigan, for net proceeds of approximately $21.3 million, resulting in a pre-tax gain of $3.9 million within Restructuring and other expense (income), net. Refer to “Note F – Restructuring and Other Expense (Income), Net” for additional information.
•
On January 5, 2023, we announced the implementation of a Board transition plan, pursuant to which John H. McConnell II was appointed as a member of the Board, effective on January 4, 2023, and John P. McConnell intends to step down in June 2023.

•
On February 2, 2023, we announced the senior leadership teams for New Worthington and Worthington Steel which will be effective upon the completion of the planned Separation.
•
On March 22, 2023, the Board declared a quarterly dividend of $0.31 per share payable on June 29, 2023, to shareholders of record on June 15, 2023.

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the third quarter of each of fiscal 2023 and fiscal 2022 is illustrated in the following chart:

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 53% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by Ford, General Motors and Stellantis North America (the “Detroit Three automakers”), has a considerable impact on the activity within the Steel Processing operating segment. The majority of the net sales of one of our unconsolidated joint ventures, Serviacero Worthington, is also to the automotive market.

Approximately 12% of the net sales of our Steel Processing operating segment are to the construction market. The construction market is also the predominant end market for our unconsolidated joint ventures within the Building Products operating segment, WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including the U.S. gross domestic product (“U.S. GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative prices of framing lumber and steel.

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

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is generally indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, declining U.S. GDP growth rates generally indicate a weaker economy, which generally decreases demand and pricing for our products. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A.

Inflation has accelerated and government deficits and debt levels remain at high levels in many major markets. Inflationary pressures have been felt across our business in the form of higher input and conversion costs as well as higher overall SG&A. The U.S. Federal Reserve has pushed interest rates to the highest level in more than 15 years in an attempt to slow growth and reduce inflation. The impact of rising interest rates could cause a significant economic downturn and impact several end markets that we serve as well as overall demand for our products and services. Despite the economic headwinds presented by a rising interest rate environment, demand remained steady through the third quarter of fiscal 2023 in most of our end markets and we believe pent-up demand continues to exist in certain markets, like automotive, due to lingering supply chain effects brought on by the COVID-19 pandemic.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2023	2022	Inc / (Dec)	2023	2022	Inc / (Dec)
U.S. GDP (% growth year-over-year) (1)	1.2%	6.0%	(4.8%)	1.8%	5.3%	(3.5%)
Hot-Rolled Steel ($ per ton) (2)	$720	$1,421	$(701)	$814	$1,690	$(876)
Detroit Three Auto Build (000's vehicles) (3)	1,614	1,522	92	5,086	4,378	708
No. America Auto Build (000's vehicles) (3)	3,448	3,215	233	10,789	9,628	1,161
Zinc ($ per pound) (4)	$1.44	$1.60	$(0.16)	$1.45	$1.47	$(0.02)
Natural Gas ($ per mcf) (5)	$3.94	$4.18	$(0.24)	$6.19	$4.37	$1.82
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.57	$3.80	$0.77	$5.05	$3.57	$1.48

(1)2022 figures based on revised actuals; (2)CRU Hot-Rolled Index, period average; (3)IHS Global; (4)LME Zinc, period average; (5)NYMEX Henry Hub Natural Gas, period average; (6)Energy Information Administration, period average

Sales to one Steel Processing customer in the automotive industry represented 12.5% and 12.3% of consolidated net sales during the third quarter of fiscal 2023 and the third quarter of fiscal 2022, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the third quarter of fiscal 2023, vehicle production for the Detroit Three automakers and the North American vehicle production was up 6% and 7%, respectively, over the prior year quarter.

Sales for most of our products are generally strongest in our fiscal fourth quarter when our facilities operate at seasonal peaks. Historically, sales have been weaker in our fiscal third quarter, primarily due to reduced seasonal activity in the building and construction industry, as well as customer plant shutdowns due to holidays, particularly in the automotive industry. We do not believe backlog is a significant indicator of our business.

Impact of Raw Material Prices

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

When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. Based on current price levels, we expect to have meaningful inventory holding gains in the fourth quarter of fiscal 2023.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2023 (first, second and third quarters), fiscal 2022 and fiscal 2021:

	Fiscal Year
(Dollars per ton)(1)	2023	2022	2021
1st Quarter	$978	$1,762	$475
2nd Quarter	$742	$1,888	$625
3rd Quarter	$720	$1,421	$1,016
4th Quarter	N/A	$1,280	$1,358
Annual Avg.	$813	$1,588	$869
(1)
CRU Hot-Rolled Index, period average

No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Third Quarter – Fiscal 2023 Compared to Fiscal 2022

The following discussion provides a review of results for the three months ended February 28, 2023 and 2022.

	Three Months Ended
	February 28,
(In millions, except per share amounts)	2023	2022	Increase/ (Decrease)
Net sales	$1,103.3	$1,378.2	$(274.9)
Operating income	30.1	37.6	(7.5)
Equity income	36.9	47.5	(10.6)
Net earnings attributable to controlling interest	46.3	56.3	(10.0)
Earnings per diluted share attributable to controlling interest	$0.94	$1.11	$(0.17)

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment, along with the respective percentage of the consolidated net sales of each, for the periods indicated.

	Three Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Steel Processing	$757.0	68.6%	$1,052.6	76.4%	$(295.6)
Consumer Products	162.6	14.7%	161.7	11.7%	0.9
Building Products	151.9	13.8%	132.9	9.6%	19.0
Sustainable Energy Solutions	31.8	2.9%	31.0	2.2%	0.8
Consolidated Net Sales	$1,103.3	100.0%	$1,378.2	100.0%	$(274.9)

The following table provides volume by operating segment for the periods presented.

	Three Months Ended
	February 28,
			Increase/
	2023	2022	(Decrease)
Steel Processing (Tons)	917,670	998,590	(80,920)
Consumer Products (Units)	19,158,164	20,297,372	(1,139,208)
Building Products (Units)	2,494,881	2,786,560	(291,679)
Sustainable Energy Solutions (Units)	122,139	144,108	(21,969)
•
Steel Processing – Net sales decreased $295.6 million from the prior year quarter. The decrease was driven almost entirely by lower average selling prices as steel prices declined significantly from the prior year quarter. Volume also declined during the quarter, but the decrease was isolated to toll processing sales, which were impacted by the divestiture of the operating assets of WSP and therefore was not a significant driver of the decrease in net sales. Direct volume, which results in significantly higher sales dollars, was up slightly over the prior year quarter. The mix of direct versus toll tons processed was 56% to 44% in the current quarter, compared to 51% to 49% in the prior year quarter. The shift in mix towards direct tons was driven primarily by lower tolling volume with our mill customers and the sale of WSP’s remaining manufacturing facility on October 31, 2022.
•
Consumer Products – Net sales increased 0.6%, or $0.9 million, over the prior year quarter due to higher average selling prices, partially offset by lower volume and an unfavorable change in product mix.
•
Building Products – Net sales increased 14.3%, or $19.0 million over the prior year quarter. The increase was driven by a favorable change in product mix and higher average selling prices, partially offset by lower overall volumes.
•
Sustainable Energy Solutions – Net sales increased $0.8 million, or 2.6%, from the prior year quarter primarily due to higher average selling prices.

Gross Margin

	Three Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$143.8	13.0%	$143.1	10.4%	$0.7
•
Gross margin increased $0.7 million from the prior year quarter to $143.8 million, as higher direct spreads in Steel Processing and a favorable product mix in Building Products were largely offset by a $23.2 million increase in manufacturing expenses, primarily due to inflationary pressures and lower volume in the Consumer Products business.

Selling, General and Administrative Expense

	Three Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$106.1	9.6%	$102.9	7.5%	$3.2
•
SG&A increased $3.2 million over the prior year quarter due primarily to the net impact of acquisitions and divestitures, partially offset by lower profit sharing and bonus expense.

Other Operating Items

	Three Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Impairment of long-lived assets	$0.5	$3.1	$(2.6)
Restructuring and other expense (income), net	0.8	(0.5)	1.3
Separation costs	6.3	-	6.3
•
Impairment of long-lived assets in the current year quarter was due to changes in the intended use of certain fixed assets at our Building Products facility in Jefferson, Ohio. Impairment charges in the prior year quarter were due to the write-down of certain production equipment at our Samuel facility in Twinsburg, Ohio facility that was determined to be below fair market value. Refer to “Note E – Impairment of Long-Lived Assets” for additional information.
•
Restructuring activity during the current year quarter related primarily to a reduction in workforce at our Columbus, Ohio facility and organizational realignment within Building Products. Restructuring activity in the prior year quarter was driven by a $0.7 million gain recognized on the sale of our Wooster, Ohio facility that was previously leased to ArtiFlex. Refer to “Note F – Restructuring and Other Expense (Income), net” for additional information.
•
Separation costs of $6.3 million reflect direct and incremental costs incurred in connection with the planned Separation, including audit, advisory, and legal costs. Refer to “Note A - Basis of Presentation” for additional information.

Miscellaneous Income, net

	Three Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income, net	$1.3	$0.4	$0.9

Interest Expense, net

	Three Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$6.0	$8.1	$(2.1)

•
Interest expense was $6.0 million in the current quarter, down $2.1 million over the prior year quarter due to higher interest income earned on the Company’s cash balances, and to a lesser extent, the impact of lower average debt levels associated with short-term borrowings.

Equity Income

	Three Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
WAVE	$18.9	$18.6	$0.3
ClarkDietrich	18.9	21.4	(2.5)
Serviacero Worthington	(0.2)	4.7	(4.9)
ArtiFlex (1)	(0.3)	1.8	(2.1)
Workhorse	(0.4)	1.0	(1.4)
Total Equity Income	$36.9	$47.5	$(10.6)

(1)
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex. Activity for the three months ended February 28, 2023, represents settlement of final deal costs associated with the sale.

•
Equity income from unconsolidated joint ventures decreased $10.6 million from the prior year quarter driven by lower contributions from Serviacero Worthington and ClarkDietrich, down $4.9 million and $2.5 million, respectively, combined with the divestiture of ArtiFlex which contributed $1.8 million in the prior year quarter. Lower contributions from Serviacero Worthington were primarily the result of reduced spreads driven by falling steel prices. ClarkDietrich’s results have declined from historical levels as prior year results benefited from customers executing purchases in advance of rising steel prices. ClarkDietrich’s current year volumes have been impacted by reduced demand in the construction end market.

Income Taxes

	Three Months Ended
	February 28,
(In millions)	2023	Effective Tax Rate	2022	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$12.1	22.8%	$18.7	23.2%	$(6.6)

•
Income tax expense was $12.1 million in the current quarter compared to income tax expense of $18.7 million in the prior year quarter. The decrease was driven by lower pre-tax earnings. Tax expense in the current quarter reflected an estimated annual effective rate of 22.8% compared to 23.2% for the prior year quarter. For additional information regarding our income taxes, refer to “Note M – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted EBIT. EBIT, a non-GAAP financial measure is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating performance, engage in financial and operational planning and determine incentive compensation because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation from consolidated net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	February 28,
(In millions)	2023	2022
Net earnings attributable to controlling interest	$46.3	$56.3
Interest expense, net	6.0	8.1
Income tax expense	12.1	18.7
EBIT	$64.4	$83.1
True-up of Level5 earnout accrual (1)	(1.0)	-
Impairment of long-lived assets (2)	0.5	2.0
Restructuring and other expense (income), net (3)	0.8	(0.5)
Separation costs (4)	6.3	-
Loss on sale of investment in ArtiFlex (5)	0.3	-
Adjusted EBIT	$71.3	$84.6

(1)
Reflects a pre-tax benefit of $1.0 million within SG&A expense to reverse the compensation expense accrued during the first six months of fiscal 2023 for anticipated payout under the first annual earnout opportunity associated with the Level5 acquisition.

(2)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results.
(3)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). Excludes the impact of noncontrolling interests.
(4)
Reflects direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs.
(5)
On August 3, 2022, we sold our 50% noncontrolling equity investment in ArtiFlex, resulting in a pre-tax loss of $16.1 million in equity income related to the sale, including a loss of $0.3 million for the settlement of final transaction costs related to the sale during the three months ended February 28, 2023.

The following table provides a summary of adjusted EBIT by operating segment for the periods presented.

	Three Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Steel Processing	$7.8	$7.1	$0.7
Consumer Products	17.9	26.7	(8.8)
Building Products	51.5	49.6	1.9
Sustainable Energy Solutions	(1.4)	(2.8)	1.4
Other	(4.5)	4.0	(8.5)
Total Adjusted EBIT	$71.3	$84.6	$(13.3)

•
Steel Processing – Adjusted EBIT was up $0.7 million over the prior year quarter to $7.8 million due to an improvement in operating income which was largely offset by a $4.9 million decline in contribution of equity income from Serviacero Worthington due to inventory holding losses in the current quarter versus inventory holding gains in the prior year quarter. Operating income was up $8.1 million over the prior year quarter to $10.8 million. Excluding the $3.2 million of combined impairment and restructuring charges in the prior year quarter, operating income was up $4.9 million over the prior year quarter, as the favorable impact of higher spreads was partially offset by a $12.3 million increase in manufacturing costs due to increased wages, benefits and maintenance costs. Inventory holding losses, estimated to be $26.6 million in the current quarter, were comparable to the estimated inventory holding losses of $24.9 million in the prior year quarter.
•
Consumer Products – Adjusted EBIT was down $8.8 million in the current quarter to $17.9 million, as the favorable impact of higher average selling prices was more than offset by lower volumes and higher input and production costs due to inflationary cost pressures. Adjusted EBIT in the prior year quarter benefitted from price increases ahead of inflationary pressures.
•
Building Products – Adjusted EBIT increased $1.9 million from the prior year quarter to $51.5 million primarily due to a favorable product mix and higher average selling prices, partially offset by higher input and production costs and lower contributions of equity income. Equity income for the current quarter totaled $37.8 million, down $2.2 million from the prior year quarter, as ClarkDietrich’s results declined $2.5 million from the record levels in the prior year quarter while WAVE’s results improved slightly.
•
Sustainable Energy Solutions – Adjusted EBIT was a loss of $1.4 million, favorable by $1.4 million to the prior year quarter’s loss, as higher average selling prices improved margins, but were partially offset by higher production costs.

Nine Months Year-to-Date – Fiscal 2023 compared to Fiscal 2022

The following discussion provides a review of results for the nine months ended February 28, 2023 and 2022.

	Nine Months Ended
	February 28,
(In millions, except per share amounts)	2023	2022	Increase/ (Decrease)
Net sales	$3,687.5	$3,721.9	$(34.4)
Operating income	89.8	263.9	(174.1)
Equity income	105.5	160.6	(55.1)
Net earnings attributable to controlling interest	126.6	299.1	(172.5)
Earnings per diluted share attributable to controlling interest	$2.57	$5.83	$(3.26)

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment, along with the respective percentage of the consolidated net sales represented by each, for the periods indicated.

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Steel Processing	$2,637.8	71.5%	$2,813.2	75.6%	$(175.4)
Consumer Products	505.1	13.7%	450.3	12.1%	54.8
Building Products	443.9	12.0%	368.8	9.9%	75.1
Sustainable Energy Solutions	100.7	2.8%	89.6	2.4%	11.1
Consolidated Net Sales	$3,687.5	100.0%	$3,721.9	100.0%	$(34.4)

The following table provides volume by operating segment for the periods presented.

	Nine Months Ended
	February 28,
			Increase/
	2023	2022	(Decrease)
Steel Processing (Tons)	2,817,752	3,128,466	(310,714)
Consumer Products (Units)	58,124,832	60,384,101	(2,259,269)
Building Products (Units)	7,784,814	8,237,296	(452,482)
Sustainable Energy Solutions (Units)	410,959	429,785	(18,826)

•
Steel Processing – Net sales decreased $175.4 million from the prior year period, as the impact of lower average selling prices and lower tolling volumes more than offset the impact of the Tempel Steel Company (“Tempel”) acquisition. The mix of direct versus toll tons processed was 56% to 44% in the current year period, compared to 49% to 51% in the prior year period. The shift in mix towards direct tons was driven primarily by lower tolling volume with our mill customers and the sale of WSP’s remaining manufacturing facility on October 31, 2022.
•
Consumer Products – Net sales increased 12.2%, or $54.8 million, over the prior year period. The increase was driven by higher average selling prices, and, to a lesser extent, contributions from the June 2, 2022 acquisition of Level5. Excluding Level5 units shipped in the current period, overall volumes were down 5.9% as retail customers reduced inventory levels resulting in lower customer orders.
•
Building Products – Net sales increased 20.4%, or $75.1 million, over the prior year period. The increase was driven primarily by higher average selling prices.
•
Sustainable Energy Solutions – Net sales increased $11.1 million or 12.4%, over the prior year period, driven by higher average selling prices.

Gross Margin

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$418.9	11.4%	$547.1	14.7%	$(128.2)

•
Gross margin decreased $128.2 million from the prior year period to $418.9 million, due primarily to a $134.1 million decline in contribution from Steel Processing, as declining steel prices resulted in an estimated $145.4 million unfavorable swing from prior year estimated inventory holding gains to current year estimated holding losses. Manufacturing expenses were also up $119.1 million, as inflationary pressures increased costs across all segments. The lower contribution from Steel Processing was partially offset by a $10.3 million improvement in Building Products driven primarily by higher average selling prices and a favorable product mix.

Selling, General and Administrative Expense

	Nine Months Ended
	February 28,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$317.3	8.6%	$294.9	7.9%	$22.4
•
SG&A increased $22.4 million over the prior year period driven primarily by the net impact of acquisitions and divestitures, partially offset by lower profit sharing and bonus expense.

Other Operating Costs/Income

	Nine Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Impairment of long-lived assets	$0.8	$3.1	$(2.3)
Restructuring and other income, net	(4.6)	(14.8)	10.2
Separation costs	15.6	-	(15.6)

•
Impairment of long-lived assets in the current year period consisted of $0.5 million related to changes in the intended use of certain fixed assets at our Building Products facility in Jefferson, Ohio and $0.3 million related to our commitment to a plan to sell certain fixed assets at our Samuel facility in Cleveland, Ohio that were written down to fair value less cost to sell. Impairment charges in the prior year period related to the write-down of certain production equipment at our Samuel facility in Twinsburg, Ohio that was determined to be below fair market value. Refer to “Note E – Impairment of Long-Lived Assets” for additional information.
•
Restructuring and other income, net in the current year period was driven by gains realized from the sale of long-lived assets, including a $3.9 million gain realized from the sale of WSP’s former manufacturing facility in Jackson, Michigan. Restructuring activity in the prior year period related primarily to the divestiture of WSP’s manufacturing facility in Canton, Michigan, which generated a pre-tax gain of $12.2 million and our exit from the former Engineered Cabs facility located in Stow, Ohio, which generated a pre-tax gain of $1.8 million. Refer to “Note F – Restructuring and Other Expense (Income), Net” for additional information.
•
Separation costs of $15.6 million reflect direct and incremental costs incurred in connection with the planned Separation, including audit, advisory, and legal costs. Refer to “Note A – Basis of Presentation” for additional information.

Miscellaneous income (expense), net

	Nine Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income (expense), net	$(2.4)	$2.1	$(4.5)

•
Miscellaneous expense in the current year period was driven primarily by the annuitization of a portion of the total projected benefit obligation of the inactive Gerstenslager Company Bargaining Unit Employees’ Pension Plan, as of the purchase date of the annuity contract, which resulted in a pre-tax, non-cash settlement charge of $4.8 million in the first quarter of fiscal 2023 to accelerate a portion of deferred pension cost.

Interest Expense, net

	Nine Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$22.2	$23.2	$(1.0)

•
Interest expense was $22.2 million in the current year period, down $1.0 million from the prior year period due to higher interest income, and to a lesser extent, the impact of lower average debt levels associated with short-term borrowings.

Equity Income

	Nine Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
WAVE	$61.7	$66.7	$(5.0)
ClarkDietrich	55.1	66.2	(11.1)
Serviacero Worthington	3.5	22.9	(19.4)
ArtiFlex (1)	(13.7)	4.8	(18.5)
Workhorse	(1.1)	-	(1.1)
Total Equity Income	$105.5	$160.6	$(55.1)

(1)
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex. Activity for the nine months ended February 28, 2023, includes a $16.1 million pre-tax loss related to the sale.

•
Equity income from our unconsolidated joint ventures decreased $55.1 million from the prior year period to $105.5 million due to a $16.1 million pre-tax loss related to the sale of our noncontrolling equity interest in ArtiFlex and lower contributions from all of our unconsolidated joint ventures. The lower contribution from Serviacero Worthington was primarily the result of reduced spreads driven by falling steel prices.

Income Taxes

	Nine Months Ended
	February 28,
(In millions)	2023	Effective Tax Rate	2022	Effective Tax Rate	Increase/ (Decrease)
Income tax expense	$35.7	22.8%	$90.1	23.2%	$(54.4)

•
Income tax expense was down $54.4 million in the current year period to $35.7 million. The decrease was driven primarily by lower pre-tax earnings. Tax expense in the current year period reflected an estimated annual effective rate of 22.8% compared to 23.2% for the prior year period. For additional information regarding our income taxes, refer to “Note M – Income Taxes.”

Adjusted EBIT

The following table provides a reconciliation from consolidated net earnings attributable to controlling interest (the most comparable GAAP measure) to the non-GAAP measure of adjusted EBIT for the periods presented:

	Nine Months Ended
	February 28,
(In millions)	2023	2022
Net earnings attributable to controlling interest	$126.6	$299.1
Interest expense, net	22.2	23.2
Income tax expense	35.7	90.1
EBIT	$184.5	$412.4
Impairment of long-lived assets (1)	0.7	2.0
Restructuring and other income, net (2)	(2.7)	(8.9)
Separation costs (3)	15.6	-
Pension settlement charge (4)	4.8	-
Loss on sale of investment in ArtiFlex	16.1	-
Adjusted EBIT	$219.0	$405.5
(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Excludes the impact of the noncontrolling interests.
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). Excludes the impact of the noncontrolling interests.
(3)
Reflects direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs.
(4)
During the first quarter of 2023, we completed the pension lift-out transaction to transfer a portion of the total projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees' Pension Plan to a third-party insurance company, resulting in a non-cash settlement charge of $4.7 million to accelerate a portion of the overall deferred pension cost.

The following table provides a summary of adjusted EBIT by operating segment for the periods presented.

	Nine Months Ended
	February 28,
			Increase/
(In millions)	2023	2022	(Decrease)
Steel Processing	$25.5	$186.7	$(161.2)
Consumer Products	52.4	64.8	(12.4)
Building Products	145.4	153.0	(7.6)
Sustainable Energy Solutions	(1.7)	(4.6)	2.9
Other	(2.6)	5.6	(8.2)
Total Adjusted EBIT	$219.0	$405.5	(186.5)

•
Steel Processing – Adjusted EBIT was down $161.2 million from the prior year period to $25.5 million, due to a $151.9 million decline in operating income contribution and a $19.4 million decline in equity income contribution. Excluding impairment and restructuring activity, operating income was down $146.6 million from the prior year period driven primarily by an estimated $145.4 million unfavorable swing related to estimated inventory holding losses of $81.2 million in the current year period compared to estimated inventory holding gains of $64.2 million in the prior year period, partially offset by the favorable impact of higher spreads. Adjusted EBIT was also negatively impacted by $19.4 million in lower equity income at Serviacero Worthington from the prior year period, as lower steel prices reduced spreads.
•
Consumer Products – Adjusted EBIT was down $12.4 million from the prior year period to $52.4 million as the favorable impact of higher average selling prices was more than offset by lower volumes and higher input and production costs, including $2.7 million of incremental material cost related to Level5 inventory that was written-up to fair value at acquisition. Adjusted EBIT was also negatively impacted by $11.2 million of higher SG&A, primarily due to the impact of the Level5 acquisition.
•
Building Products – Adjusted EBIT decreased $7.6 million from the prior year period to $145.4 million due to a $16.1 million decline in equity income contribution, partially offset by a $7.0 million increase in operating income. Lower equity income was due to a $11.1 million and $5.0 million decrease in equity income at ClarkDietrich and WAVE, respectively, driven primarily by lower volumes. The increase in operating income was primarily driven by higher average selling prices and a favorable product mix, partially offset by higher input and production costs.
•
Sustainable Energy Solutions – Adjusted EBIT was a loss of $1.7 million, favorable by $2.9 million compared to the prior year period, driven by higher average selling prices, partially offset by higher production costs and an unfavorable product mix.

Liquidity and Capital Resources

During the nine months ended February 28, 2023, we generated $396.1 million of cash from operating activities, invested $68.7 million in property, plant and equipment, spent $56.1 million to acquire Level5, and generated net cash proceeds of $71.3 million from the sale of assets, including $35.8 million from the sale of our 50% noncontrolling equity interest in ArtiFlex. Additionally, we repaid $44.4 million of short-term borrowings and paid dividends of $44.2 million on the common shares. The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
	February 28,
(in millions)	2023	2022
Net cash provided (used) by operating activities	$396.1	$(94.7)
Net cash used by investing activities	(53.7)	(413.2)
Net cash used by financing activities	(109.6)	(88.1)
Increase (decrease) in cash and cash equivalents	232.8	(596.0)
Cash and cash equivalents at beginning of period	34.5	640.3
Cash and cash equivalents at end of period	$267.3	$44.3

We believe that the available borrowing capacity of our committed line of credit is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter, and expenditures related to the planned Separation.

Although we do not currently anticipate a need based on our current operating structure, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, lingering supply chain disruptions and other challenges caused by the COVID-19 pandemic and softening economic conditions could create further uncertainty and volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. As the impact of such challenges on the economy and our operations is evolving, we will continue to review our discretionary spending and other variable costs as well as our liquidity needs.

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We are also in the process of evaluating our post-Separation capital structure. Should we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. We may also from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction may or may not be material.

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

Net cash provided by operating activities was $396.1 million during the nine months ended February 28, 2023, compared to net cash used by operating activities of $94.7 million during the nine months ended February 28, 2022. This change was primarily due to a $466.2 million decrease in net operating working capital (accounts receivable, inventories, and accounts payable) requirements over the prior year nine-month period, mainly driven by the impact of lower average steel prices.

Investing Activities

Net cash used by investing activities was $53.7 million during the nine months ended February 28, 2023 compared to $413.2 million during the prior year period. Net cash used by investing activities in the prior year period resulted primarily from cash used to acquire certain assets of the Shiloh Industries’ U.S BlankLight ® business on June 8, 2021, for $104.8 million and Tempel on December 1, 2021 for $272.5 million. Net cash used by investing activities in the current year period resulted from the purchase of the Level5 business on June 2, 2022, for $56.1 million, net of cash acquired, and capital expenditures of $68.7 million, partially offset by combined cash proceeds of $71.3 million from the sale of our 50% noncontrolling equity investment in ArtiFlex, and the sale of our WSP Jackson, Michigan facility and other long-lived assets.

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

Financing Activities

Net cash used by financing activities was $109.6 million during the nine months ended February 28, 2023 compared to $88.1 in the prior year period. The change was primarily due to $44.4 million of net repayments of short-term borrowings in the current year period and the repurchase of 2,235,000 common shares, at a cost of $127.8 million, in the prior year period.

Common shares – On March 22, 2023, the Board declared a quarterly dividend of $0.31 per share payable on June 29, 2023, to shareholders of record on June 15, 2023.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. As of February 28, 2023, 6,065,000 common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of February 28, 2023, we were in compliance with the financial covenants of our short-term and long-term financial debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against our AR Facility at February 28, 2023, leaving the full borrowing capacity of $175.0 million available for future use. This is in addition to $500.0 million of short-term borrowing capacity available under our Credit Facility.

During the third quarter of fiscal 2023, we repurchased $5,615,000 of the 2026 Notes through open market purchases. This repurchase activity generated a gain of $77,000, which is recorded in Miscellaneous income (expense), net in the consolidated statements of earnings. Refer to “Note I – Debt” for additional information.

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

Critical Accounting Estimates

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that Worthington Industries files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Worthington Industries’ principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of Worthington Industries’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended February 28, 2023). Based on that evaluation, Worthington Industries’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended February 28, 2023) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2022 Form 10-K, as filed with the SEC on August 1, 2022, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2022 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2022 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of Worthington Industries during the period covered by this Form 10-Q. There were no common shares repurchased by, or on behalf of, Worthington Industries or any affiliated purchaser (as defined in Rule 10b - 18(a)(3) under the Exchange Act) during the three months ended February 28, 2023.

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

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

† The Disclosure Schedules and Exhibits referenced in the Equity Interest Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. Worthington Industries will supplementally furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the SEC on a confidential basis upon request.

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated Balance Sheets at February 28, 2023 and May 31, 2022;
(ii)
Consolidated Statements of Earnings for the three months and nine months ended February 28, 2023 and February 28, 2022;
(iii)
Consolidated Statements of Comprehensive Income for the three months and nine months ended February 28, 2023 and February 28, 2022;
(iv)
Consolidated Statements of Cash Flows for the three months and nine months ended February 28, 2023 and February 28, 2022; and
(v)
Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: April 10, 2023	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)