Form 10-K
period 2023-05-31
WORTHINGTON INDUSTRIES INC
filed 2023-07-31
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-8399

WORTHINGTON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1189815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 West Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 438-3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	WOR	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Shares (the only common equity of the Registrant) held by non-affiliates of the Registrant, based on the closing price of the Common Shares on the New York Stock Exchange on November 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,771,488,397. For this purpose, executive officers and directors of the Registrant are considered affiliates.

The number of Common Shares (the only common stock of the Registrant) outstanding, as of July 25, 2023, was 49,942,488 .

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 27, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

SAFE HARBOR STATEMENT

Selected statements contained in this Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, in “PART I – Item 1. – Business” and “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
outlook, strategy or business plans;
•
the intended separation of the Company’s Steel Processing business (“Worthington Steel”) from the Company’s other businesses (the “Separation”), see “Note A – Summary of Significant Accounting Policies” for additional information related to the Separation;
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

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•
obtaining final approval of the Separation by the Board of Directors (the “Board”) of Worthington Industries, Inc. (“Worthington Industries” or “Registrant”);
•
the uncertainty of obtaining regulatory approvals in connection with the Separation.
•
the ability to satisfy the necessary closing conditions to complete the Separation on a timely basis, or at all;
•
the Company’s ability to successfully separate the two independent companies and realize the anticipated benefits of the Separation;
•
the effect of conditions in national and worldwide financial markets, including recent bank failures, inflation, increases in interest rates, and economic recession, and with respect to the ability of financial institutions to provide capital;
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
•
changing commodity prices and/or supply;
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
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which the Company participates;
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
•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts (especially in light of Russia’s invasion of Ukraine), terrorist activities, or other causes;
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
•
the effect of healthcare laws in the U.S. and potential changes for such laws, which may increase the Company’s healthcare and other costs and negatively impact the Company’s operations and financial results;
•
the effect of tax laws in the U.S. and potential changes for such laws, which may increase the Company’s costs and negatively impact its operations and financial results;
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

PART I

Unless otherwise indicated, all Note references in this Form 10-K refer to the Notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

Item 1. — Business

General Overview

Worthington Industries, is a corporation formed under the laws of the State of Ohio (collectively with the subsidiaries of Worthington Industries, “we,” “our,” “us,” “Worthington” or the “Company”). Founded in 1955, we are an industrial manufacturing company, focused on value-added steel processing, laser welded solutions, electrical steel laminations and manufactured consumer, building and sustainable mobility products. Our manufactured products include: pressure cylinders for liquefied petroleum gas (“LPG”), compressed natural gas (“CNG”), hydrogen, oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; specialized hand tools and instruments; and drywall tools and related accessories; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; engineered cabs, operator stations and cab components.

We follow a people-first philosophy with earning money for our shareholders as our first corporate goal, which we seek to accomplish by optimizing existing operations, developing and commercializing new products and applications, and pursuing strategic acquisitions and joint ventures.

Our fiscal year ends each May 31, with “fiscal 2021” ended May 31, 2021, “fiscal 2022” ended May 31, 2022, and “fiscal 2023” ended May 31, 2023. Our fiscal quarters end on the final day of each August, November, February and May.

We are headquartered at 200 West Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 438-3210. The common shares of Worthington Industries (the “common shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol WOR. We maintain a website at www.worthingtonindustries.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K. Worthington Industries’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Industries’ definitive proxy materials for annual meetings of shareholders filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Separation of the Steel Processing Business

On September 29, 2022, we announced our intention to complete the Separation, resulting in Worthington Steel becoming a stand-alone publicly traded company, through a generally tax-free pro rata distribution of 100% of the common shares of Worthington Steel to Worthington Industries’ shareholders. The remaining company (“New Worthington”) is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. While we currently intend to effect the distribution, subject to satisfaction of certain conditions, we have no obligation to pursue or consummate any disposition of our ownership interest in Worthington Steel, including through the distribution, by any specified date or at all. The distribution is subject to various conditions, including final approval by the Board; the completion of the transfer of assets and liabilities to Worthington Steel in accordance with the separation agreement; due execution and delivery of the agreements relating to the Separation; no order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition in effect preventing the consummation of the Separation, the distribution or any of the related transactions; acceptance for listing on the NYSE of the common shares of Worthington Steel to be distributed, subject to official notice of distribution; completion of financing, and no other event or development having occurred or being in existence that, in the judgment of the Board, in its sole discretion, makes it inadvisable to effect the Separation, the distribution or the other related transactions.

Recent Business Developments

•
On June 2, 2022, we acquired Level 5 Tools, LLC (“Level5”), a leading provider of drywall tools and related accessories. The total purchase price was approximately $56.1 million, with a potential earnout based on performance through calendar year 2024. Refer to “Note Q – Acquisitions” for additional information.
•
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex Manufacturing, LLC (“ArtiFlex”) to the unaffiliated joint venture member for net proceeds of approximately $41.8 million, after adjustments for closing debt and final net working capital. Approximately $6.0 million of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of $6.3 million. This real property was owned by us and leased to ArtiFlex prior to closing of the transaction. During fiscal 2023, we recognized a pre-tax loss of $16.1 million in equity income related to the sale.
•
On September 29, 2022, we announced that the Board approved a plan to pursue the Separation of our Steel Processing business which we expect to complete by early 2024. This plan is referred to as “Worthington 2024.” Worthington 2024 will result in two independent, publicly-traded companies that are more specialized and fit-for purpose, with enhanced prospects for growth and value creation. We plan to effect the Separation via a distribution of the common shares of Worthington Steel, which is expected to be tax-free to shareholders of Worthington Industries for U.S. federal income tax purposes. Refer to “Note A – Summary of Significant Accounting Policies” for additional information.
•
On October 31, 2022, our consolidated joint venture, Worthington Specialty Processing (“WSP”), sold its remaining manufacturing facility, located in Jackson, Michigan, for net proceeds of approximately $21.3 million, resulting in a pre-tax gain of $3.9 million within restructuring and other (income) expense, net. Refer to “Note F – Restructuring and Other (Income) Expense, Net” for additional information.
•
On January 5, 2023, we announced the implementation of a Board transition plan, pursuant to which John H. McConnell II was appointed as a member of the Board, effective on January 4, 2023. As previously disclosed on January 4, 2023, John P. McConnell, Executive Chairman of Worthington Industries, notified the Board that he intended to step down from the Board in June 2023. On June 28, 2023, John P. McConnell notified the Board that he intends to defer his retirement and will remain on the Board to continue providing leadership to Worthington and the Board in preparation for the planned Separation. The effective date of John P. McConnell’s retirement has not been fixed.
•
On February 2, 2023, we announced the senior leadership teams for New Worthington and Worthington Steel, which will be effective upon the completion of the planned Separation.
•
On June 28, 2023, the Board declared a quarterly dividend of $0.32 per common share payable on September 29, 2023, to Worthington Industries’ shareholders of record on September 15, 2023.
•
On June 29, 2023, we terminated our revolving trade accounts receivable securitization facility allowing us to borrow up to $175.0 million (the “AR Facility”). See “Note I – Debt and Receivables Securitization” and “Note V – Subsequent Events” for additional information.
•
On July 28, 2023, we redeemed in full our $243.6 million aggregate principal amount of senior unsecured notes due April 15, 2026 (the “2026 Notes”). See “Note I – Debt and Receivables Securitization” and “Note V – Subsequent Events” for additional information.

Segments

We, together with our consolidated and unconsolidated affiliates, operate 72 manufacturing facilities in 21 states and 10 countries. Twenty-eight of these facilities are operated by our wholly-owned, consolidated subsidiaries. The remaining 44 facilities are operated by our consolidated joint ventures (14) and unconsolidated joint ventures (30).

Our operations are managed and reported principally on a products and services basis and are comprised of four operating segments: “Steel Processing,” “Consumer Products,” “Building Products,” and “Sustainable Energy Solutions.”

We hold equity positions in seven operating joint ventures, which are further discussed in the Our Joint Ventures section below. Of these, Spartan Steel Coating, L.L.C. (“Spartan”), TWB Company L.L.C. (“TWB”) and Worthington Samuel Coil Processing LLC (“Samuel”) are consolidated with their operating results reported within Steel Processing. We also own a 51% controlling interest in WSP, which became a non-operating joint venture on October 31, 2022, when the remaining net assets of WSP were sold. See “Note F – Restructuring and Other (Income) Expense, Net” for additional information.

During fiscal 2023, Steel Processing, Consumer Products, Building Products and Sustainable Energy Solutions served approximately 1,300, 2,000, 1,700, and 300 customers, respectively, located primarily in North America and Europe. International operations accounted for approximately 13% of our consolidated net sales during fiscal 2023 and were comprised primarily of sales to customers in Europe. Sales to one customer in the automotive industry accounted for 11.9% of our consolidated net sales in fiscal 2023.

Refer to the following segment descriptions and “Note P – Segment Data” for a full description of our reportable segments.

Steel Processing

Steel Processing is a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions, and a provider of electrical steel laminations. This segment includes our three consolidated joint ventures, Samuel, Spartan, and TWB and one unconsolidated joint venture, Serviacero Worthington (see the Our Joint Ventures section below). We also own a 51% controlling interest in WSP, which became a non-operating joint venture on October 31, 2022. For fiscal 2023, fiscal 2022 and fiscal 2021, the percentage of our consolidated net sales generated by Steel Processing was approximately 71.1%, 75.0% and 64.9%, respectively.

Steel Processing is one of the largest independent intermediate processors of carbon flat-rolled steel in the U.S. It occupies a niche in the steel industry by focusing on products requiring exact specifications. These products cannot typically be supplied as efficiently by steel mills to the end-users of these products.

Steel Processing, including Samuel, Spartan and TWB, operates 28 manufacturing facilities located in Ohio (9), Michigan (4), Tennessee (2), Kentucky (2), Indiana (1), Illinois (1), New York (1), Canada (2), China (1), India (1) and Mexico (4).

Steel Processing serviced approximately 1,300 customers during fiscal 2023 in many end markets including automotive, heavy truck, agriculture, construction, and energy. The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for Steel Processing. During fiscal 2023, Steel Processing’s top three customers represented approximately 31.0% of the operating segment’s total net sales. With the acquisition of Tempel Steel Company (“Tempel”) in fiscal 2022, our geographic operations expanded to include the Asia Pacific region.

Steel Processing buys coils of steel from integrated steel mills and mini-mills and processes them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Our product lines and processing capabilities include:

•
Carbon Flat-Roll Steel Processing: We perform a variety of value-added processes based on customer requirements including pickling, specialty re-rolling, hot dip galvanizing, blanking, slitting and cutting-to-length.
•
Electrical Steel Laminations: We manufacture precision magnetic steel laminations for the automotive (including applications for electrified vehicles), industrial motor, generator, and transformer industries. We deliver precision manufacturing (including stamping, heat treating, core assembly, die casting, bonding, etc.), material sourcing, metallurgical analysis, engineering, prototyping and product design, tooling, and value-added capabilities to customers via a global manufacturing footprint.
•
Tailor Welded Products: These products are used by North American automotive customers to reduce weight, lower cost, improve material utilization, and consolidate parts. Our highly engineered products allow for flexible part design and ensure the right material is used in the right place.
o
Tailor Welded Blanks are made from individual sheets of steel of different thickness, strength and coating which are joined together by laser welding.
o
Aluminum Tailor Welded Blanks are processed using friction stir welding technology. Friction stir offers the widest range of formable welded properties for all automotive aluminum alloys.

Steel Processing also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. Toll processing allows us to earn a fee for services without incurring inventory costs. Our manufacturing facilities further benefit from the flexibility to scale between direct versus tolling services based on demand throughout the year.

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

Consumer Products

Consumer Products consists of products in the tools, outdoor living and celebrations end markets sold under brands that include the following: Coleman® (licensed), Bernzomatic®, Balloon Time®, Mag-Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, Worthington Pro Grade™ and Level5®. These include propane-filled cylinders for torches, camping stoves and other applications, LPG cylinders, handheld torches, helium-filled balloon kits, specialized hand tools and instruments, and drywall tools and accessories sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

We use the registered trademarks described above to market certain products such as helium-filled balloon kits, fuel cylinders, handheld torches, LPG cylinders, camping fuel cylinders, and other tools. Each registered trademark has an original duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. We intend to continue using the trade names and trademarks described above and to timely renew each of our registered trademarks that remains in use.

Consumer Products generated approximately 14.0%, 12.1% and 16.5% of our consolidated net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Consumer Products serviced approximately 2,000 customers during fiscal 2023. Sales to the top customer represented approximately 21.0% of net sales for Consumer Products during fiscal 2023.

Consumer Products operates five manufacturing facilities located in Kansas (2), New Jersey, Ohio, and Wisconsin.

Building Products

Building Products sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products, which are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks. This segment also includes two unconsolidated joint ventures, WAVE and ClarkDietrich (see the Our Joint Ventures section below).

Building Products generated approximately 11.9%, 10.3% and 12.7% of our consolidated net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Building Products serviced approximately 1,700 customers during fiscal 2023.

Building Products operates six manufacturing facilities located in Kentucky, Maryland, Ohio (2), Rhode Island, and Portugal.

For sales in the U.S. and Canada, our manufactured building products are designed to comply with U.S. Department of Transportation and Transport Canada specifications. Outside the U.S. and Canada, cylinders are manufactured according to European norm specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, the American Society of Mechanical Engineers and UL Solutions.

Building Products has one principal domestic competitor in the low-pressure LPG cylinder market, and there are a number of foreign competitors in the LPG cylinder, non-refillable refrigerant, and well water and expansion tank markets. We believe that this business has the largest market share in the domestic low-pressure cylinder market. In the other cylinder markets, there are several competitors. Building Products is a leading supplier to the European market for low-pressure non-refillable cylinders. Building Products generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis. As with our other operating segments, competition is based upon price, service and quality.

Sustainable Energy Solutions

Sustainable Energy Solutions, which is primarily based in Europe, sells onboard fueling systems and related services, as well as gas containment solutions and services for the storage, transport and distribution of industrial gases. Sustainable Energy Solutions operates three manufacturing facilities located in Austria, Germany, and Poland. This operating segment’s products and services include high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks. Sustainable Energy Solutions has a number of foreign and domestic competitors in these markets.

Sustainable Energy Solutions generated approximately 3.0%, 2.5% and 4.3% of our consolidated net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Sustainable Energy Solutions serviced approximately 300 customers during fiscal 2023.

Other

Divested businesses historically reported within our legacy Pressure Cylinders segment, but no longer included in our management structure are presented within the “Other” category and include the following through the date of disposition: Structural Composites Industries, LLC (“SCI”) (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes certain income and expense items not allocated to our operating segments.

Segment Financial Data

Financial information for the reportable segments is provided in “Note P – Segment Data.”

Sources and Availability of Raw Materials

We have developed strong relationships with our mill suppliers, who provide the quality materials we need, meet our quality and service requirements, and are able to offer competitive terms with regard to quality, pricing, delivery, and volumes purchased.

The primary raw material we purchase is steel. We purchase steel in large quantities at regular intervals from major steel mills, both U.S. domestic and foreign. The amount purchased from any supplier varies from year to year depending on a number of factors including market conditions, then current relationships and prices and terms offered. In nearly all market conditions, steel is available from a few suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2023, we purchased approximately 2.67 million tons of steel (66.1% hot-rolled, 20.2% cold-rolled and 13.7% galvanized) on a consolidated basis.

Steel is primarily purchased and processed by Steel Processing based on specific customer orders, while Consumer Products, Building Products, and Sustainable Energy Solutions purchase steel to meet production schedules. Raw materials are generally purchased in the open market on a negotiated basis. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly).

During fiscal 2023, we purchased steel from the following major suppliers, in alphabetical order: AM-NS Calvert LLC; Cleveland-Cliffs Steel Inc.; NLMK Indiana; North Star BlueScope Steel, LLC; and Nucor Corporation.

For certain raw materials, for example, zinc, there are limited suppliers and our purchases are generally at market prices. However, historically, we have been able to replace our supplier relationships or contracts with little or no significant interruption to our business. Major suppliers of zinc to Steel Processing in fiscal 2023 were, in alphabetical order: Concord Resources Limited; Glencore Ltd; Nexa Resources US Inc.; and Teck Resources Limited. Major suppliers of aluminum in fiscal 2023 were, in alphabetical order: Arconic Inc.; Meyer Aluminum Blanks, Inc.; Norsk Hydro ASA; Novelis Corporation; and Penn Aluminum International LLC. Approximately 41.30 million pounds of zinc and 4.22 million pounds of aluminum were purchased in fiscal 2023. We believe our supplier relationships are generally favorable.

Technical Services

We recognize the importance of the metallurgical and technical aspects of our value-added steel products. We believe we are a leader in the flat rolled steel market for providing metallurgical and steel processing solutions to meet our customers’ customized material needs. We employ a staff of 20+ metallurgical engineers throughout the business and leverage their expertise to offer practical solutions on topics ranging from steelmaking and steel processing through downstream manufacturing. Our metallurgical engineers work in conjunction with internal quality teams to engage customers around problem solving, new product development and education. Laboratory facilities are equipped with a wide range of physical and chemical testing capabilities to support production, development needs, and high-level failure analyses. Tests are performed in accordance with specified industry standards. Data which is secured either through testing or online measurement systems are routed through analytics tools and analyzed by the team for process improvement, product performance and consistent quality.

Technical Service personnel also work in conjunction with the sales force to specify components and materials required to fulfill customer needs. Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (“ISO”), ASTM International, and other customer and industry specific requirements.

Seasonality and Backlog

Sales for most of our products are generally strongest in our fourth fiscal quarter when our facilities generally operate at seasonal peaks. Historically, sales have generally been weaker in our third fiscal quarter, primarily due to reduced seasonal activity in the building products and construction industry, as well as customer plant shutdowns due to holidays, particularly in the automotive industry. We do not believe backlog is a significant indicator of our business.

Our Joint Ventures

As part of our strategy to selectively develop new products, markets, and technological capabilities and to expand our international presence, while mitigating the risks and costs associated with those activities, as of May 31, 2023, we participated in seven operating joint ventures and one non-operating joint venture.

Consolidated

•
Samuel is a 63%-owned joint venture with Samuel Manu-Tach Pickling Inc., that operates two pickling facilities in Ohio.
•
Spartan is a 52%-owned joint venture that operates a cold-rolled, hot-dipped coating line for toll processing steel coils into galvanized, galvannealed and aluminized products intended primarily for the automotive industry. In addition to providing incremental coating capacity, this joint venture has served to expand our coating capabilities to included aluminized steel to serve new markets.
•
TWB is a 55%-owned joint venture that supplies laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products across North America for use primarily in the automotive industry for products such as inner-door panels, frame rails and pillars.
•
WSP, a 51%-owned joint venture with a subsidiary of U.S. Steel, became a non-operating joint venture on October 31, 2022, when WSP sold the remaining net assets of the joint venture.

Unconsolidated

Since we do not control the following four joint ventures, they are unconsolidated, and their results have been accounted for using the equity method. Accordingly, our investment is reflected on a single line on our consolidated balance sheets and our portion of their earnings is included as equity in net income of unconsolidated affiliates in our consolidated statements of earnings. Equity income is included in the measurement of segment profit as set forth in the table below. Refer to “Note P - Segment Data” for additional information. At May 31, 2023, we held noncontrolling investments in the affiliated companies labeled in the table below.

Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Workhorse
ClarkDietrich

•
Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”), a 25%-owned joint venture with CWBS-MISA, Inc., is an industry leader in the manufacture and supply of light gauge steel framing products in the U.S. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, vinyl and finishing products used primarily in residential and commercial construction. ClarkDietrich operates 14 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland, Missouri and Canada and two each in California, Florida, Ohio, and Texas.
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
•
Taxi Workhorse Holdings, LLC (“Workhorse”), a 20%-owned joint venture with an affiliate of Angeles Equity Partners, LLC, is a non-captive designer and manufacturer of high-quality, custom-engineered open and enclosed cabs and operator stations and custom fabrications and packaging for heavy mobile equipment used primarily in the agricultural, construction, forestry, military and mining industries. Workhorse operates six manufacturing facilities, one each in Brazil, South Dakota and Tennessee and three in Minnesota.
•
Worthington Armstrong Venture (“WAVE”), a 50%-owned joint venture with a subsidiary of Armstrong World Industries, Inc., is the largest of the four North American manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in commercial and residential ceiling markets. It competes with the other North American manufacturers and numerous regional manufacturers. WAVE operates seven manufacturing facilities, one each in Georgia, Michigan, and Nevada and two each in California and Maryland.

See “Note D – Investments in Unconsolidated Affiliates” for additional information about our unconsolidated joint ventures.

Environmental Matters

Our manufacturing facilities, like those of similar industries making similar products, are subject to many federal, state, local and foreign laws, and regulations, including those relating to the protection of our employees and the environment. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration. We examine ways to improve safety, reduce emissions and waste, and decrease costs related to compliance with environmental and other government regulations. The cost of such activities, compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not estimable, but have not and are not anticipated to be material when compared with our overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows or the competitive position.

Our commitment to environmental and social governance and sustainability includes putting people first by providing a supportive and inclusive environment built on a culture of engagement, and by working together to ensure the health and safety of our employees. At the corporate level, we maintain a fully dedicated department responsible for best-in-class environmental, health and safety initiatives and best practices across the Company. Twenty-three of our facilities hold ISO 14001 certifications, a highly recognized global standard for an effective Environmental Management System and our remaining facilities are managed to similar standards.

Worthington complies with and works to exceed all applicable worker safety regulations in the U.S. as governed by the Occupational Safety and Health Administration (OSHA). Our U.S. facilities also hold certifications with various industry groups that require regular inspections including ISO. Our global sites meet or exceed all local regulations for worker safety and hold various accreditations, certifications, and registrations that require regular inspections.

Patents, Trademarks and Licenses

We own several patents, trademarks, copyrights, trade secrets, and licenses to intellectual property owned by others. Although our patents, copyrights, trademarks, trade secrets, and other intellectual property rights are important to our success, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to our business.

Corporate Responsibility

Human Capital Management

As of May 31, 2023, we had approximately 8,200 employees and our unconsolidated joint ventures employed approximately 2,300 additional employees. Of the aggregate of those groups, approximately 12% of those individuals are represented by collective bargaining units. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

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

Item 1A. — Risk Factors

Our future results and the market price for the common shares are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Form 10-K, including “PART II—Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain risks to our business, our results, our strategies and the common shares. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K. The risks described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, rules, regulations or accounting rules, fluctuations in interest rates, terrorism, war or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Risks Related to Our Business

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

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our businesses. In past years, some customers have experienced, and some continue to experience, whether due to the COVID-19 pandemic, the war in Ukraine, inflationary pressures, or otherwise, challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our businesses. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our businesses.

Raw Material Pricing and Availability

Our operating results may be adversely affected by continued volatility in steel prices. Over the past three years, steel prices have increased significantly due to supplier consolidation, tight mill orders due to the COVID-19 pandemic, the war in Ukraine and tariffs on foreign steel. More recently, the volatility in the steel market resulted in steel prices rapidly decreasing before increasing again. If steel prices or other raw material prices were to decrease, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased, which results in inventory holding losses. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current net realizable value.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, high inflation, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, COVID-19 or other pandemics, international conflicts, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. To manage our exposure to market risk, where possible, we match our customer pricing terms to the pricing terms offered to us by our suppliers in order to minimize the impact of market fluctuations on our margins. However, should our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Many of our key end markets, such as automotive and construction, are cyclical in nature. Many of our key end markets, such as automotive and construction, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our end markets, which can change as the result of changes in the general U.S. or worldwide economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our businesses.

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. Approximately 52% of the fiscal 2023 net sales of our Steel Processing operating segment and a significant amount of the net sales of certain joint ventures are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to Ford, General Motors, and Stellantis North America (the “Detroit Three automakers”) and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response to supply chain constraints, has negatively impacted and could continue to negatively impact our business. In addition, certain automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for certain of our products.

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

The loss of key supplier relationships could adversely affect us. Over the years, we have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost, quality and availability of our products or raw materials, which could have a negative impact on our businesses. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other materials at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these materials from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

Our businesses are highly competitive, and increased competition could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Depending on a variety of factors, including raw material, energy, labor and capital costs, freight availability, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces. Competition may also increase if suppliers to or customers of our industries begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Material or Component Substitution

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

If increased government mileage and/or emissions standards for automobiles result in the substitution of other materials for steel, or electric motors for internal combustion engines, demand for our products could be negatively impacted, which could have an adverse effect on our financial results. Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automobile industry is exploring alternative materials to steel in order to decrease weight and increase mileage. In addition, in an effort to reduce emissions, the automobile industry is also shifting toward products that rely on electric motors instead of internal combustion engines. Although our product offerings include certain light weighting solutions and electric motor components, the substitution of lighter weight material for steel and/or electric motors for internal combustion engines in automobiles could adversely affect prices of and demand for our steel products.

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

The COVID-19 Pandemic and Other Public Health Emergencies

The novel coronavirus (COVID-19) pandemic, as well as similar epidemics and other public health emergencies in the future, could have a material adverse effect on our business financial position, results of operations and cash flows. Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the COVID-19 pandemic. Our operations were adversely impacted by the effects of the COVID-19 pandemic in the form of lower demand from our automotive and heavy truck customers in fiscal 2020 due to the significant impacts of the various “stay at home” orders then in place and volatility in steel market prices in fiscal 2021 driven by idled mill capacity and supply chain disruptions. Further impacts of the COVID-19 pandemic or other future public health emergencies may include, without limitation, potential significant volatility or continued decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related volatility in the financial and commodity markets, including volatility in raw material and other input costs. The extent to which the COVID-19 pandemic, or other public health emergencies, impact our business will depend on future developments, which cannot be predicted and are highly uncertain. Despite our efforts to manage the impacts, the degree to which the COVID-19 pandemic or future public health emergencies and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, extent and severity of any resurgence of COVID-19, the actions taken to contain COVID-19 or future public health emergencies and mitigate their public health effects, the impact on the U.S. and global economies and demand for our products, and to what extent normal economic and operating conditions resume. Future disruption to the global economy, as well as to the end markets our business serves, could result in material adverse effects on our business, financial position, results of operations and cash flows.

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

We do not conduct business, either directly or indirectly, in areas impacted by the conflict and, as such, we believe our exposure is principally limited to the impact of the war on macroeconomic conditions, including volatility in commodity and energy prices and supply. Our business was temporarily impacted in the spring of 2022, primarily in the form of higher market prices for steel due to a temporary supply disruption in a key input for our suppliers (pig iron), which has subsequently been resourced by our suppliers.

Information Systems

We are subject to information system security risks and systems integration issues that could disrupt our operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, and natural disasters. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations. In addition, security breaches of our information systems could result in unauthorized disclosure or destruction of confidential or proprietary information, misappropriation of our assets, and/or loss of the functionality of our systems. These risks may be exacerbated by a partially remote workforce. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, a system or human failure could negatively impact our operations and financial results and cyberattacks could threaten the integrity of our trade secrets and sensitive intellectual property.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including materials resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, international conflicts (such as the war in Ukraine), labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise), pandemic disease such as COVID-19, or other events (such as required maintenance shutdowns), could cause interruptions to our businesses as well as the operations of our customers and suppliers. While we maintain insurance coverage that can offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

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

Joint Ventures and Investments

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture and our financial results. We have been successful in the development and operation of various joint ventures. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture and, therefore, adversely impact us. The other members in our joint ventures may also, as a result of financial or other reasons, be unable or unwilling to support actions that we believe are in the best interests of the respective joint ventures. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, the other members in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, because they are joint ventures, we do not have full control of every aspect of the joint venture’s business and/or certain significant decisions concerning the joint venture, which may require certain approvals from the other members in our joint ventures, and the other members in our joint ventures may take action contrary to our policies or objectives with respect to our investments, or may otherwise be unable or unwilling to support actions that we believe are in the best interests of the respective joint venture, each of which could have an adverse effect on that joint venture and our financial results.

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

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the five-year period ended May 31, 2023, our total capital expenditures, including acquisitions and investment activity, were approximately $1.0 billion. Additionally, as of May 31, 2023, we were obligated to make aggregate operating and financing lease payments of $125.0 million and $6.0 million, respectively, under lease agreements. Our businesses also require expenditures for maintenance of our facilities. Additionally, growth in the electrical steel market will require a significant amount of strategic capital expenditures to meet market growth expectations. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, and availability under existing credit facilities) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Litigation

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity. Our results of operations or liquidity could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal and compliance risks, including, without limitation, potential claims relating to product liability, product recall, privacy and information security, health and safety, environmental matters, intellectual property rights, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. An adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our financial condition, results of operations or liquidity.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results. We self-insure most of our risks for product recall, cyber liability and pollution liability. We also self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property liability, automobile liability and employee medical claims, and in order to reduce risk for these liabilities, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims (including claims not covered by insurance or well in excess of insurance limits), our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

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

Our internal controls could be negatively impacted if a portion of our workforce continues to work remotely, as new processes, procedures, and controls could be required due to the changes in our business environment, which could negatively impact our internal control over financial reporting.

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

Difficult Financial Markets

If we are required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital. Although we currently have cash reserves, as well as adequate borrowing availability under our existing credit facilities and should be able to access other capital if needed, should those facilities become unavailable due to covenant or other defaults, or should financial markets tighten so that we otherwise cannot raise capital outside our existing facilities, or the terms under which we do so change, we may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

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

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Although we experienced consistently strong demand for many of our products in each quarter of fiscal 2023, our sales are generally strongest in the fourth quarter of the fiscal year when all of our operating segments are normally operating at seasonal peaks, and our sales are generally weakest in the third quarter of the fiscal year, primarily due to reduced activity in the building and construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under the documents governing our indebtedness. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

Risks Related to the Separation and Our Relationship with Worthington Steel

As a separate, publicly-traded company, New Worthington may not enjoy the same benefits that we do when consolidated with Worthington Steel.

There is a risk that, by separating Worthington Steel, New Worthington may become more susceptible to market fluctuations and other adverse events than if New Worthington and Worthington Steel remain combined. As a combined company, we have been able to enjoy certain benefits from our operating diversity, purchasing power and opportunities to pursue integrated strategies across our businesses. As separate, publicly-traded companies, New Worthington and Worthington Steel will not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly-traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly-traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the distribution, together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), New Worthington and its shareholders could incur significant tax liabilities.

The distribution is conditioned upon, among other things, our receipt of an opinion of Latham & Watkins LLP, tax counsel to Worthington, regarding the qualification of the distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The opinion of tax counsel will be based on, among other things, certain factual assumptions, representations and undertakings from New Worthington and Worthington Steel, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings are incorrect or not satisfied, we may not be able to rely on the opinion, and New Worthington and its shareholders could be subject to significant U.S. federal income tax liabilities. In addition, the opinion of tax counsel will not be binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and, notwithstanding the opinion of tax counsel, the IRS could determine on audit that the distribution does not so qualify or that the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.

If the distribution is ultimately determined not to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, the distribution could be treated as a taxable disposition of common shares of Worthington Steel by New Worthington and as a taxable dividend or capital gain to the shareholders of New Worthington for U.S. federal income tax purposes. In such case, New Worthington and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

In addition, we will undertake certain internal restructuring transactions in connection with the transfer of assets and liabilities to Worthington Steel in accordance with the separation agreement. Such internal restructuring transactions are intended to qualify as transactions that are generally tax-free for U.S. federal income tax purposes. If such internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal income tax purposes, New Worthington and Worthington Steel could be subject to additional tax liabilities.

After the distribution, certain New Worthington executive officers and directors may have actual or potential conflicts of interest because of their equity interests in Worthington Steel.

Because of their current or former positions with the Company, certain New Worthington executive officers and directors are expected to own equity interests in Worthington Steel. Ownership of common shares of Worthington Steel could create, or appear to create, potential conflicts of interest if we and Worthington Steel face decisions that could have implications for both Worthington Steel and New Worthington after the Separation.

Worthington Steel may compete with New Worthington.

Worthington Steel will not be restricted from competing with New Worthington. If Worthington Steel decides to engage in the type of business New Worthington conducts, it may be able to obtain a competitive advantage over New Worthington, which may cause New Worthington’s business, financial condition and results of operations to be materially adversely affected.

We may not achieve some or all of the expected benefits of the Separation, and the separation may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•
the Separation will allow investors to separately value Worthington Steel and New Worthington based on our two distinct investment identities. The New Worthington business differs from Worthington Steel’s business in several respects, such as the market for products and manufacturing processes. The Separation will enable investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their respective distinct characteristics;
•
the Separation will create an independent equity structure that will afford each company direct access to the capital markets and facilitate each company’s ability to capitalize on its unique business and growth opportunities;
•
the Separation will facilitate incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives;
•
the Separation will permit each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital. This will provide each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs; and
•
the Separation will allow each company to more effectively pursue its distinct operating priorities and strategies and enable management of each company to focus on unique opportunities for long-term growth and profitability. The companies’ separate management teams will also be able to focus on executing each company’s differing strategic plans without diverting attention from the other’s business.

These and other anticipated benefits may not be achieved for a variety of reasons, including, among others:

•
as a current part of Worthington, the New Worthington business benefits from Worthington’s size and purchasing power in procuring certain goods, services and technologies. After the separation, as a separate entity, New Worthington may be unable to obtain these goods, services and technologies at prices or on terms as favorable as those Worthington obtained prior to the separation. New Worthington may also incur costs for certain functions previously performed by Worthington, such as accounting, tax, legal, human resources and other general administrative functions that are higher than the amounts reflected in our historical financial statements, which could cause New Worthington’s profitability to decrease;
•
the actions required to separate the companies’ respective businesses could disrupt each company’s operations;
•
certain costs and liabilities that were otherwise less significant to Worthington as a whole will be more significant for New Worthington and Worthington Steel as separate companies after the Separation;
•
New Worthington (and prior to the Separation, Worthington) will incur costs in connection with the transition to being a separate, publicly-traded company that may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning personnel and costs to separate information systems; and
•
(i) the Separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business, (ii) following the Separation, each company may be more susceptible to market fluctuations and other adverse events than if the companies were still combined and (iii) following the Separation, the companies’ businesses will be less diversified than the combined businesses prior to the Separation.

If some or all of the anticipated benefits from the Separation are not achieved as anticipated, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Worthington Steel.

The agreements we will enter into with Worthington Steel in connection with the separation, including the separation agreement, transition services agreement, employee matters agreement, tax matters agreement and other commercial agreements were prepared in the context of the Separation while we were still a combined company. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Worthington Steel. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between us and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms from the unaffiliated third party.

New Worthington may fail to perform under various transaction agreements that will be executed as part of the Separation.

The separation agreement and other agreements to be entered into in connection with the Separation will determine the allocation of assets and liabilities between New Worthington and Worthington Steel following the Separation and will include any necessary indemnifications related to liabilities and obligations. The transition services agreement will provide for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. We will rely on Worthington Steel after the Separation to satisfy its performance and payment obligations under these agreements. If Worthington Steel is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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

Volatility in the U.S. and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses. The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets. The effects of the financial crisis, recent bank failures, concerns over the economic impact of COVID-19, the war in Ukraine and inflationary pressures, continue to present risks to us, our customers or our suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Stricter lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe, especially in light of the war in Ukraine, regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could restrict our ability to borrow money on acceptable terms in the credit markets and potentially affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for our suppliers and customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our suppliers to produce the materials we need for our operations and our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Tax Laws and Regulations

Tax increases or changes in tax laws or regulations could adversely affect our financial results. We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and non-U.S. taxes. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest.

In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition. For example, President Biden has previously proposed to increase the federal corporate income tax rate and, if any such proposal were to be adopted, then the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

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

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our businesses and operations. Our businesses depend on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to global data privacy laws and cross-border transfer restrictions. In particular, the European Union has implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and employees. A number of U.S. states have also introduced and passed legislation to expand data breach notification rules and to mirror some of the protections provided by GDPR. While we take steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact our ability to effectively transfer data across borders in support of our business operations. Compliance with GDPR, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our businesses. In addition, violations of GDPR, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our businesses and reputation.

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance. In recent years, the U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments. The U.S. federal government’s decision to implement new trade agreements, and/or withdraw or materially modify other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affect the U.S. economy or specific portions thereof. Further, it is uncertain what impact COVID-19 and the reactions of governmental authorities and others thereto will have on international trade and what impact any changes in international trade will have on the economy or on the businesses of the Company and those of its customers and its suppliers.

Additionally, the U.S. federal government has imposed tariffs on certain foreign goods, including on certain steel products imported into the U.S. Although such steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel price fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, as well as the European Union, have instituted or are considering imposing tariffs on certain U.S. goods, which previously contributed to increased raw material prices, but did not have a significant or recurring impact on our business. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business.

Impairment Charges

Weakness or instability in the general economy, our markets or our results of operations could result in future asset impairments, which would reduce our reported earnings and net worth. Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain of our operating segments are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties.

Our principal corporate offices are located in an owned building in Columbus, Ohio, which also houses the principal corporate offices of our reportable segments, other than the Steel Processing operating segment, which has its corporate offices in an office building next to the principal corporate offices where we lease office space. We also own three facilities in Columbus, Ohio used for administrative and medical purposes. At May 31, 2023, including our consolidated and unconsolidated joint ventures, we owned or leased more than 10,000,000 square feet of space for our operations, most of which is dedicated to manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs.

Operating Segments

Operating Segment	Type	Location	Number of facilities	Leased	Owned
Steel Processing	Manufacturing	Illinois, Indiana, Kentucky, Michigan, Ohio (5), New York, Canada, China, India, Mexico	14	2	12
Consumer Products	Manufacturing	Kansas (2), New Jersey, Ohio, Wisconsin	5	2	3
Building Products	Manufacturing	Kentucky, Maryland, Ohio (2), Rhode Island, Portugal	6	-	6
Sustainable Energy Solutions	Manufacturing	Austria, Germany, Poland	3	-	3
		Total	28	4	24

Consolidated Joint Ventures

Joint Venture	Type	Location	Number of facilities	Leased	Owned
Samuel	Manufacturing	Ohio (2)	2	1	1
Spartan	Manufacturing	Michigan	1	-	1
TWB	Manufacturing	Kentucky, Michigan (2), Ohio (2), Tennessee (2), Canada, Mexico (3)	11	10	1
		Total	14	11	3

Unconsolidated Joint Ventures

Joint Venture	Type	Location	Number of facilities	Leased	Owned
ClarkDietrich	Manufacturing	California (2), Connecticut, Georgia, Illinois, Maryland, Missouri, Florida (2), Ohio (2), Texas (2), Canada	14	12	2
Serviacero Worthington	Manufacturing	Mexico (3)	3	-	3
WAVE	Manufacturing	California (2), Georgia, Maryland (2), Michigan, Nevada	7	5	2
Workhorse	Manufacturing	Minnesota (3), South Dakota, Tennessee, Brazil	6	6	-
		Total	30	23	7

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

Item 4. — Mine Safety Disclosures

Not Applicable

Supplemental Item — Information about our Executive Officers

The following table lists the names, positions held and ages of the individuals serving as executive officers of Worthington Industries as of July 31, 2023.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John P. McConnell	69	Executive Chairman and Director	2020
B. Andrew Rose	53	President and Chief Executive Officer	2020
Geoffrey G. Gilmore	51	Executive Vice President and Chief Operating Officer	2018
Joseph B. Hayek	51	Vice President and Chief Financial Officer	2018
Patrick J. Kennedy	42	Vice President – General Counsel and Secretary	2021
Jeff R. Klingler	51	President – Steel Processing	2019
Eric M. Smolenski	53	President – Building Products and Sustainable Energy Solutions	2021
Steven M. Caravati	41	President – Consumer Products	2021
Catherine M. Lyttle	64	Senior Vice President and Chief Human Resources Officer	2018
Steven R. Witt	54	Corporate Controller	2022

John P. McConnell has served as Worthington Industries’ Executive Chairman since September 2020, as a director of Worthington Industries since 1990, and as Chairman of the Board since September 1996. Mr. McConnell also serves as the Chair of the Executive Committee of the Board. Mr. McConnell served as Chief Executive Officer of Worthington Industries from June 1993 to August 2020 and in various other positions with us from 1975 to June 1993.

B. Andrew (“Andy”) Rose has served as Chief Executive Officer of Worthington Industries since September 2020 and President since August 2018. Mr. Rose served as Chief Financial Officer of Worthington Industries on an interim basis from August 2018 to November 2018. Mr. Rose served as Executive Vice President and Chief Financial Officer of Worthington Industries from July 2014 to August 2018 and as Vice President and Chief Financial Officer of Worthington Industries from December 2008 to July 2014. From 2007 to 2008, Mr. Rose served as a senior investment professional with MCG Capital Corporation, a publicly-traded company specializing in debt and equity investments in middle market companies; and from 2002 to 2007, he was a founding partner at Peachtree Equity Partners, L.P., a private equity firm backed by Goldman Sachs.

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

Patrick J. Kennedy has served as Worthington Industries’ Vice President – General Counsel and Secretary since January 2021. Mr. Kennedy served as Corporate Counsel of Worthington Industries from June 2018 to December 2020, and was a participant in the Worthington Industries Rotational Experience and Development (WIRED) program from June 2016 to May 2018. Prior to joining us, Mr. Kennedy was a partner with the law firm Ice Miller LLP, where he was a member of the firm’s business law group.

Jeff R. Klingler has served as President of The Worthington Steel Company since May 2019. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019. Mr. Klingler served as vice president of sales, marketing and procurement for Banner Services Corporation, a supplier and processor of metal bar products, from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Eric M. Smolenski has served as President of Worthington Industries’ Building Products and Sustainable Energy Solutions operating segments since June 2021. Mr. Smolenski served as President of Worthington Cylinder Corporation from May 2019 to May 2021. Mr. Smolenski served as General Manager of Worthington Cylinder Corporation’s industrial products business unit from May 2017 until April 2019 and of its oil and gas business unit from January 2015 until May 2017. Mr. Smolenski joined us in 1994 and has worked in numerous accounting, finance, human resources and information technology capacities, including Vice President of Human Resources of Worthington Industries from 2006 to 2012 and Chief Information Officer of Worthington Industries from 2012 to 2014.

Steven M. Caravati has served as President of Worthington Industries’ Consumer Products operating segment since June 2021. Mr. Caravati served as General Manager of Worthington Cylinder Corporation’s consumer products business unit from June 2019 to May 2021 and Director of Sales for the consumer products business unit from July 2014 to May 2019. Mr. Caravati joined us in 2005 and served in numerous sales capacities from 2005 to 2014.

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

Executive officers serve at the pleasure of the Board. John P. McConnell is the father of John H. McConnell II, a member of the Board and our Vice President, Global Business Development, Sustainable Energy Solutions, otherwise, there are no family relationships among any of Worthington Industries’ executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of Worthington Industries.

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WOR. As of July 25, 2023, Worthington Industries had 6,619 registered shareholders.

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

The following graph compares the five-year cumulative return on the common shares, the S&P Midcap 400 Index and the S&P 1500 Steel Composite Index. The graph assumes that $100 was invested at May 31, 2018, in the common shares and each index.

	5/18	5/19	5/20	5/21	5/22	5/23
Worthington Industries, Inc.	$100.00	$72.78	$65.65	$148.88	$106.73	$131.59
S&P Midcap 400 Index	$100.00	$94.56	$93.80	$147.04	$137.45	$133.84
S&P 1500 Steel Composite Index	$100.00	$65.38	$59.73	$143.29	$175.51	$177.57

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2023, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Worthington Industries is a component of the S&P Midcap 400 Index. The S&P 1500 Steel Composite Index, of which Worthington Industries is also a component, is the most specific index relative to our largest line of business. At May 31, 2023, in addition to Worthington Industries, the S&P 1500 Steel Composite Index included 13 other steel related companies from the S&P 500, S&P Midcap 400 and S&P 600 indices: ATI, Inc.; Carpenter Technology Corporation; Cleveland-Cliffs Inc.; Commercial Metals Company; Haynes International, Inc.; Nucor Corporation; Olympic Steel, Inc.; Reliance Steel & Aluminum Co.; Steel Dynamics, Inc.; SunCoke Energy, Inc.; TimkenSteel Corporation; United States Steel Corporation; and Warrior Met Coal, Inc.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Industries sold by Worthington Industries during fiscal 2023 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares of Worthington Industries withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan. The table below provides information regarding common shares withheld from Worthington employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (2)	Plans or Programs (1)
March 1-31, 2023	17	$58.11	-	6,065,000
April 1-30, 2023	552	59.77	-	6,065,000
May 1-31, 2023	-	-	-	6,065,000
Total	569	$59.21	-

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6.6 million of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5.6 million of the common shares, increasing the total number of common shares then authorized for repurchase to 10.0 million. A total of 3.9 million common shares have been repurchased since the latest authorization, leaving 6.1 million common shares available for repurchase under these authorizations at May 31, 2023. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.
(2)
There were no common shares purchased during the fourth fiscal quarter of 2023 as part of publicly announced plans or programs.

Item 6. – [Reserved]

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) constitute forward-looking statements, as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-K and “Part I - Item 1A. - Risk Factors” of this Form 10-K.

This MD&A should be read in conjunction with our consolidated financial statements and the related Notes in this Form 10-K. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. This MD&A is divided into seven main sections:

•
Separation from the Steel Processing Business;
•
Business Overview;
•
Recent Business Developments;
•
Trends and Factors Impacting our Performance;
•
Results of Operations;
•
Liquidity and Capital Resources; and
•
Critical Accounting Estimates

Separation from the Steel Processing Business

On September 29, 2022, we announced our intention to complete the Separation, a spin-off of Worthington Steel, our existing Steel Processing business, into a stand-alone publicly traded company through a generally tax-free pro rata distribution of 100% of the common shares of Worthington Steel to Worthington Industries’ shareholders. New Worthington, the remaining company, is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. While we currently intend to effect the distribution, subject to satisfaction of certain conditions, we have no obligation to pursue or consummate any dispositions of our ownership interest in Worthington Steel, including through the completion of the distribution, by any specified date or at all. The distribution is subject to various conditions, including final approval by the Board; the transfer of assets and liabilities to Worthington Steel in accordance with the separation agreement; due execution and delivery of the agreements relating to the Separation; no order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition in effect preventing the consummation of the Separation, the distribution or any of the related transactions; acceptance for listing on the NYSE of the common shares of Worthington Steel to be distributed, subject to official notice of distribution; completion of financing, and no other event or development having occurred or being in existence that, in the judgment of the Board, in its sole discretion, makes it inadvisable to effect the Separation, the distribution or the other related transactions.

Business Overview

We are an industrial manufacturing company focused on value-added steel processing and manufactured consumer, building, and sustainable mobility products. Our manufactured products include: pressure cylinders for LPG, CNG, hydrogen, oxygen, refrigerant and other industrial gas storage; water well tanks for commercial and residential uses; hand torches and filled hand torch cylinders; propane-filled camping cylinders; helium-filled balloon kits; specialized hand tools and instruments; and drywall tools and related accessories; and, through our joint ventures, complete ceiling grid solutions; laser welded blanks; light gauge steel framing for commercial and residential construction; and engineered cabs, operator stations and cab components.

We own controlling interests in the following consolidated operating joint ventures: Spartan, Samuel and TWB. We also own a controlling interest in WSP, which became a non-operating joint venture on October 31, 2022, when we completed the sale of the remaining net assets of the WSP joint venture. The net assets and operating results of these four joint ventures are consolidated with the equity owned by the minority joint venture member shown as “noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Our remaining joint ventures, ClarkDietrich, Serviacero Worthington, WAVE and Workhorse, are unconsolidated and accounted for using the equity method. Our noncontrolling investment in ArtiFlex is also accounted for under the equity method, on a historical basis, through its divestiture on August 3, 2022, as discussed further under Recent Business Developments.

Our operations are managed on a product and services basis and, in the case of our manufactured products, are organized around the key end markets. Our management structure consists of four reportable operating segments: Steel Processing, Consumer Products, Building Products, and Sustainable Energy Solutions. A discussion of each reportable segments is provided below:

Reportable Segments	Description
Steel Processing

This segment is a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions, and a provider of electrical steel laminations. This segment provides a diversified range of products and services that span a variety of end markets. It serves its customers primarily by processing flat-rolled steel coils, which it sources primarily from various North American integrated steel mills and mini-mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. It can sell steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in our possession. Alternatively, it can also toll process steel under a fee for service arrangement whereby it processes customer-owned material. Its manufacturing facilities further benefit from the flexibility to scale between direct versus tolling services based on demand dynamics throughout the year. Steel Processing includes the operations of our three consolidated operating joint ventures (Spartan, Samuel and TWB) as well as our unconsolidated operating joint venture (Serviacero Worthington).

Consumer Products

This segment consists of products in the tools, outdoor living and celebrations end markets with owned and licensed brands that include Coleman®, Bernzomatic®, Balloon Time®, Mag-Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, Worthington Pro Grade™ and Level5®. These include propane-filled cylinders for torches, camping stoves and other applications, certain LPG cylinders, handheld torches, helium-filled balloon kits, specialized hand tools and instruments, and drywall tools and accessories sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers.

Building Products

This segment sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers, and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks. Building Products also includes the results of two of our unconsolidated operating joint ventures (ClarkDietrich and WAVE).

Sustainable Energy Solutions

This segment, which is primarily based in Europe, sells onboard fueling systems and related services, as well as gas containment solutions and services for the storage, transport and distribution of industrial gases. Sustainable Energy Solutions operates three manufacturing facilities located in Austria, Germany, and Poland. This segment’s products and services include high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks. Sustainable Energy Solutions has a number of foreign and domestic competitors in these markets.

Other

Certain income and expense items incurred at the corporate level but not allocated to our operating segments are included in the “Other” category and consist primarily of expenses and reserves associated with our self-insurance programs, including risks associated with product, cyber, environmental, workers’ compensation, and healthcare liabilities. Other also includes the results of our unconsolidated engineered cabs operating joint venture (Workhorse) as well as the results of ArtiFlex, on a historical basis, through its divestiture on August 3, 2022. Divested businesses that are no longer included in our management structure are also included in the “Other” category, including the following (through the date of disposal): Structural Composites Industries, LLC (“SCI”) (March 2021); Oil & Gas Equipment (January 2021); and Cryogenic Storage and Cryo-Science (October 2020).

Recent Business Developments

•
On June 2, 2022, we acquired Level5, a leading provider of drywall tools and related accessories. The total purchase price was approximately $56.1 million, with a potential earnout payment based on performance through calendar year 2024. Refer to “Note Q – Acquisitions” for additional information.
•
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex to the unaffiliated joint venture member for net proceeds of approximately $41.8 million, after adjustments for closing debt and final net working capital. Approximately $6.0 million of the total cash proceeds were attributed to real property in Wooster, Ohio, with a net book value of $6.3 million. This real property was owned by us and leased to ArtiFlex prior to closing of the transaction. During fiscal 2023, we recognized a pre-tax loss of $16.1 million in equity income related to the sale.
•
On September 29, 2022, we announced that the Board approved a plan to pursue the Separation of our Steel Processing business which we expect to complete by early 2024. This plan is referred to as “Worthington 2024.” Worthington 2024 will result in two independent, publicly-traded companies that are more specialized and fit-for-purpose, with enhanced prospects for growth and value creation. We plan to effect the Separation via a pro rata distribution of the common shares of Worthington Steel, which is expected to be tax-free to Worthington Industries’ shareholders for U.S. federal income tax purposes. Refer to “Note A – Summary of Significant Accounting Policies” for additional information.
•
On October 31, 2022, our consolidated joint venture, WSP, sold its remaining manufacturing facility, located in Jackson, Michigan, for net proceeds of approximately $21.3 million, resulting in a pre-tax gain of $3.9 million within restructuring and other (income) expense, net. Refer to “Note F – Restructuring and Other (Income) Expense, Net” for additional information.
•
On January 5, 2023, we announced the implementation of a Board transition plan, pursuant to which John H. McConnell II was appointed as a member of the Board, effective on January 4, 2023. As previously disclosed on January 4, 2023, John P. McConnell, Executive Chairman of Worthington Industries, notified the Board that he intended to step down from the Board in June 2023. On June 28, 2023, John P. McConnell notified the Board that he intends to defer his retirement and will remain on the Board to continue providing leadership in preparation for the planned Separation. The effective date of John P. McConnell’s retirement has not been fixed.
•
On February 2, 2023, we announced the senior leadership teams for New Worthington and Worthington Steel which will be effective upon the completion of the planned Separation.
•
On June 28, 2023, the Board declared a quarterly dividend of $0.32 per common share payable on September 29, 2023, to shareholders of record on September 15, 2023.
•
On June 29, 2023, we terminated our revolving trade accounts receivable securitization facility allowing us to borrow up to $175.0 million (the “AR Facility”). See “Note I – Debt and Receivables Securitization” and “Note V – Subsequent Events” for additional information.
•
On July 28, 2023, we redeemed in full our $243.6 million aggregate principal amount of senior unsecured notes due April 15, 2026 (the “2026 Notes”). See “Note I – Debt and Receivables Securitization” and “Note V – Subsequent Events” for additional information.

Trends and Factors Impacting our Performance

The industries in which we participate are fragmented and highly competitive. Given the broad base of products and services offered, specific competitors vary based on the target industry, product type, service type, size of program and geography. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Our products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad.

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2023 and fiscal 2022 is illustrated in the following chart:

Consolidated Net Sales by Market
37%
37%
9%
14%
14%
12%
12%
10%
5%
6%
5%
4%
18%
17%
Automotive
Construction
Consumer Products
Building Products
Agriculture
Sustainable Energy
Other
2023
2022

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 52% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by the Detroit Three automakers, has a considerable impact on the activity within the Steel Processing operating segment. The majority of the net sales of one of our unconsolidated joint ventures, Serviacero Worthington, is also to the automotive market.

Approximately 13% of the net sales in our Steel Processing operating segment are to the construction market. The construction market is also the predominant end market for our unconsolidated joint ventures within the Building Products operating segment, WAVE and ClarkDietrich. While the market price of steel significantly impacts these businesses, there are other key indicators that are meaningful in analyzing construction market demand, including the U.S. gross domestic product (“U.S. GDP”), the Dodge Index of construction contracts and, in the case of ClarkDietrich, trends in the relative prices of framing lumber and steel.

Our remaining net sales are to other markets such as agricultural, appliance, container, energy, heavy-truck, HVAC, and, with the fiscal 2022 addition of Tempel, the industrial electric motor, generator, and transformer industries. Given the many different products that make up these remaining net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is generally indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, declining U.S. GDP growth rates generally indicate a weaker economy, which generally decreases demand and pricing for our products. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in selling, general, and administrative expense (“SG&A”).

Inflation has accelerated and government deficits and debt levels remain at high levels in many major markets. In the U.S., inflation rose at an annual rate of 4.0% in May 2023, down from 8.6% in May 2022. Inflationary pressures have been felt across our business in the form of higher input and conversion costs as well as higher overall SG&A expense. The U.S. Federal Reserve Board has pushed interest rates to the highest level in more than 15 years in an attempt to slow growth and reduce inflation. Rising interest rates could cause a significant economic downturn and impact various of the end markets that we serve as well as overall domestic steel demand. Despite the economic headwinds presented by a rising interest rate environment, demand remains steady in most of our end markets.

We use the following information from the past three fiscal years to monitor our costs and demand in our major end markets:

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
U.S. GDP (% growth year-over-year) (1)	1.7%	5.4%	2.8%	(3.7%)	2.6%
Hot-Rolled Steel ($ per ton) (2)	$889	$1,588	$869	$(699)	$719
Detroit Three Auto Build (000's vehicles) (3)	6,906	6,164	6,808	742	(644)
No. America Auto Build (000's vehicles) (3)	14,910	13,225	14,813	1,685	(1,588)
Zinc ($ per pound) (4)	$1.40	$1.56	$1.15	$(0.16)	$0.41
Natural Gas ($ per mcf) (5)	$5.22	$4.92	$2.49	$0.30	$2.43
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.80	$3.99	$3.17	$0.81	$0.82

(1)
2022 and 2021 figures based on revised actuals
(2)
CRU Hot-Rolled Index; period average
(3)
IHS Global (S&P)
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one Steel Processing customer in the automotive industry represented 11.9% and 13.2% of our consolidated net sales during fiscal 2023 and fiscal 2022, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During fiscal 2023, vehicle production for the Detroit Three automakers was up 12%, while overall North American vehicle production was up 13%.

Impact of Raw Material Prices

The market price of hot-rolled steel is one of the most significant factors impacting our selling prices and operating results. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials in our inventories to complete orders for which the selling prices have decreased. Declining steel prices could also require us to write-down the value of our inventories to reflect current market pricing. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

The market price of our products is closely related to the price of Hot Rolled Coil (“HRC”). The benchmark price for HRC is primarily affected by the demand for steel and the cost of raw materials. Over the past three years, steel prices have increased significantly due to supplier consolidation, tight mill orders due to the COVID-19 pandemic, the war in Ukraine and tariffs on foreign steel. More recently, steel prices rapidly decreased before increasing again.

To manage our exposure to market risk, we attempt to negotiate the best prices for steel and to competitively price products and services to reflect the fluctuations in market prices. We have used derivative financial instruments to manage a portion of our exposure to fluctuations in the cost of certain steel. These derivative financial instruments covered periods commensurate with known or expected exposures throughout fiscal 2023. The derivative financial instruments were executed with highly rated financial institutions.

The following table presents the average quarterly market price per ton of hot-rolled steel during each of the past three fiscal years.

(Dollars per ton) (1)	2023	2022	2021
1st Quarter	$978	$1,762	$475
2nd Quarter	$742	$1,888	$625
3rd Quarter	$720	$1,421	$1,016
4th Quarter	$1,116	$1,280	$1,358
Annual Avg.	$889	$1,588	$869

(1)
CRU Hot-Rolled Index

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

Certain other commodities, such as copper, zinc, natural gas, helium and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

Fiscal 2023 Compared to Fiscal 2022

The tables throughout this section present, on a comparative basis, our consolidated results of operations for the past two fiscal years.

(In millions, except per common share amounts)	2023	2022	Increase/ (Decrease)
Net sales	$4,916.4	$5,242.2	$(325.8)
Operating income	212.4	329.3	(116.9)
Equity income	161.0	213.6	(52.6)
Net earnings attributable to controlling interest	256.5	379.4	(122.9)
Earnings per diluted common share attributable to controlling interest	5.19	7.44	(2.25)

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by operating segment, along with the respective percentage of the total of each, for the past two fiscal years.

		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Steel Processing	$3,497.9	71.1%	$3,933.0	75.0%	$(435.1)
Consumer Products	686.3	14.0%	636.5	12.1%	49.8
Building Products	586.1	11.9%	541.8	10.4%	44.3
Sustainable Energy Solutions	146.1	3.0%	130.9	2.5%	15.2
Consolidated Net Sales	$4,916.4	100.0%	$5,242.2	100.0%	$(325.8)

The following table provides volume by operating segment for the past two fiscal years.

			Increase/
	2023	2022	(Decrease)
Steel Processing (Tons)	3,842,828	4,170,931	(328,103)
Consumer Products (Units)	78,234,587	82,393,013	(4,158,426)
Building Products (Units)	10,532,434	11,707,258	(1,174,824)
Sustainable Energy Solutions (Units)	573,853	610,811	(36,958)

•
Steel Processing – Net sales decreased $435.1 million from fiscal 2022 to $3.5 billion in fiscal 2023, as the impact of lower average selling prices more than offset the impact of the Tempel acquisition and a favorable shift in mix from toll tons to direct tons shipped. The mix of direct tons versus toll tons processed was 56% to 44% in fiscal 2023, compared to 51% to 49% in fiscal 2022. The shift in mix towards direct tons was driven primarily by lower tolling volume with our mill customers and the sale of WSP’s remaining manufacturing facility on October 31, 2022.

•
Consumer Products – Net sales increased 7.8%, or $49.8 million, over fiscal 2022 to $686.3 million in fiscal 2023. The increase was driven by higher average selling prices, and, to a lesser extent, contributions from the June 2, 2022 acquisition of Level5. Excluding Level5 units shipped in fiscal 2023, overall volumes were down 7.1% from fiscal 2022, as retail customers reduced inventory levels resulting in lower customer orders.

•
Building Products – Net sales increased 8.2%, or $44.3 million, over fiscal 2022 to $586.1 million in fiscal 2023. The increase was driven by higher average selling prices and a favorable shift in product mix, partially offset by lower volume.

•
Sustainable Energy Solutions – Net sales totaled $146.1 million in fiscal 2023, up 11.6%, or $15.2 million, over fiscal 2022, primarily due to higher average selling prices, partially offset by an unfavorable change in product mix.

Gross Margin

		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$663.3	13.5%	$714.8	13.6%	$(51.5)

•
Gross margin decreased $51.5 million from fiscal 2022 to $663.3 million in fiscal 2023, as the impact of lower overall volumes and higher manufacturing expenses more than offset the favorable impact of higher average selling prices at Consumer Products and Building Products and the impact of acquisitions. Excluding the impact of acquisitions and divestitures, overall volumes were down across all of our operating segments while manufacturing expenses were up on continued inflationary pressures and higher fixed cost absorption.

Selling, General and Administrative Expense

		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$428.9	8.7%	$399.6	7.6%	$29.3

•
SG&A expense increased $29.3 million over fiscal 2022 due primarily to the impact of acquisitions and higher wages and benefits driven by continued inflationary pressures, partially offset by lower profit sharing and bonus expense to correspond with the decreases in operating income and equity income from fiscal 2022.

Other Operating Items

			Increase/
(In millions)	2023	2022	(Decrease)
Impairment of long-lived assets	$2.6	$3.1	$(0.5)
Restructuring and other income, net	(4.6)	(17.1)	12.5
Separation costs	24.0	-	24.0

•
Impairment of long-lived assets in fiscal 2023 related primarily to a $1.8 million charge to write down production equipment at our Steel Processing facility in Taylor, Michigan to its estimated fair market value less costs to sell; $0.5 million related to changes in the intended use of certain fixed assets at our Building Products facility in Jefferson, Ohio; and $0.3 million related to our commitment to a plan to sell certain fixed assets at our Samuel toll processing facility in Cleveland, Ohio that were written down to fair value less costs to sell. Impairment charges in fiscal 2022 related to the write-down of certain production equipment at our Samuel facility in Twinsburg, Ohio that was determined to be below fair market value. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

•
Restructuring and other income, net in fiscal 2023 was driven by gains realized from the sale of long-lived assets, including a $3.9 million gain realized from the sale of WSP’s former manufacturing facility in Jackson, Michigan. Restructuring activity in fiscal 2022 resulted primarily from pre-tax gains from asset disposals with Steel Processing totaling $14.9 million. Refer to “Note F – Restructuring and Other (Income) Expense, Net” for additional information.

•
Separation costs of $24.0 million reflect direct and incremental costs incurred in connection with the planned Separation, including audit, advisory, and legal costs. Refer to “Note A - Summary of Significant Accounting Policies” for additional information.

Miscellaneous Income (Expense), Net

			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income (expense), net	$(1.2)	$2.7	$(3.9)

•
Miscellaneous expense in fiscal 2023 was driven primarily by the annuitization of a portion of the total projected benefit obligation of the inactive Gerstenslager Company Bargaining Unit Employees’ Pension Plan, as of the purchase date of the annuity contract, which resulted in a pre-tax, non-cash settlement charge of $4.8 million in the first quarter of fiscal 2023 to accelerate a portion of the overall deferred pension cost.

Interest Expense, Net

			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$26.8	$31.3	$(4.5)

•
Interest expense was $26.8 million in fiscal 2023, down $4.5 million from fiscal 2022 due to higher interest income, and to a lesser extent, the impact of lower average debt levels associated with short-term borrowings.

Equity Income

			Increase/
(In millions)	2023	2022	(Decrease)
WAVE	$85.9	$87.4	$(1.5)
ClarkDietrich	80.5	89.1	(8.6)
Serviacero Worthington	7.7	29.8	(22.1)
ArtiFlex (1)	(13.7)	7.6	(21.3)
Workhorse	0.5	(0.3)	0.8
Total Equity Income	$160.9	$213.6	$(52.7)

(1)
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex. Activity for fiscal 2023 includes a $16.1 million pre-tax loss related to the sale.
•
Equity income from unconsolidated joint ventures decreased $52.7 million from fiscal 2022 to $160.9 million due to a $16.1 million pre-tax loss related to the sale of our noncontrolling equity interest in ArtiFlex and lower contributions from WAVE, ClarkDietrich, and Serviacero. The lower contribution from Serviacero Worthington was primarily the result of reduced spreads driven by falling steel prices. We received cash distributions of $240.9 million from our unconsolidated joint ventures during fiscal 2023.

Income Taxes

		Effective		Effective	Increase/
(In millions)	2023	Tax Rate	2022	Tax Rate	(Decrease)
Income tax expense	$76.2	22.9%	$115.0	23.3%	$(38.8)

•
Income tax expense decreased $38.8 million from fiscal 2022 due to lower pre-tax earnings. Fiscal 2023 tax expense reflected an estimated annual effective income tax rate of 22.9% versus 23.3% in fiscal 2022. For additional information regarding our income taxes, refer to “Note N – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating performance, engage in financial and operational planning and determine incentive compensation because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest to adjusted EBIT:

(In millions)	2023	2022
Net earnings attributable to controlling interest	$256.5	$379.4
Interest expense, net	26.8	31.3
Income tax expense	76.2	115.0
EBIT	359.5	525.7
Impairment of long-lived assets (1)	2.5	2.0
Restructuring and other income, net (2)	(2.7)	(11.2)
Separation costs (3)	24.0	-
Pension settlement charge (4)	4.8	-
Loss on sale of investment in ArtiFlex (5)	16.1	-
Sale-leaseback gain in equity income (6)	(2.1)
Adjusted EBIT	$402.1	$516.5

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
(3)
Reflects direct and incremental costs incurred in connection with the anticipated tax-free spin-off of our Steel Processing business, including audit, advisory, and legal costs and one-time costs to stand-up separate corporate functions.
(4)
During the first quarter of fiscal 2023, we completed the pension lift-out transaction to transfer a portion of the total projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to a third-party insurance company, resulting in a non-cash settlement charge of $4.8 million to accelerate a portion of the overall deferred pension cost.
(5)
On August 3, 2022, we sold our 50% noncontrolling equity investment in ArtiFlex, resulting in a pre-tax loss of $16.1 million in equity income related to the sale.
(6)
During the three months ended May 31, 2023, our unconsolidated engineered cabs joint venture, Workhorse, recognized a pre-tax gain of $10.3 million related to a sale-leaseback transaction. Our portion of this gain, which is recorded in equity income, was $2.1 million.

The following table provides a summary of adjusted EBIT by reportable segment, along with the respective percentage of the total of each reportable segment.

		% of Adjusted		% of Adjusted	Increase/
(In millions)	2023	EBIT	2022	EBIT	(Decrease)
Steel Processing	121.7	30.3%	203.3	39.4%	$(81.6)
Consumer Products	78.0	19.4%	94.3	18.3%	(16.3)
Building Products	204.6	50.9%	216.6	41.9%	(12.0)
Sustainable Energy Solutions	0.9	0.2%	(6.3)	(1.2%)	7.2
Other	(3.1)	(0.8%)	8.6	1.7%	(11.7)
Total Adjusted EBIT	402.1	100.0%	$516.5	100.0%	$(114.4)

•
Steel Processing – Adjusted EBIT was down $81.6 million from fiscal 2022 to $121.7 million in fiscal 2023, due to a $75.4 million decline in operating income and a $22.1 million decline in equity income from Serviacero Worthington, as lower average steel prices reduced spreads. Excluding impairment and restructuring activity, operating income was down $66.1 million from fiscal 2022 driven primarily by higher manufacturing expenses and the impact of lower overall volume, which reduced operating income by a combined $61.6 million. Direct spreads were down $5.9 million and include an estimated $70.5 million unfavorable swing related to estimated inventory holding losses of $48.7 million in fiscal 2023 compared to estimated inventory holding gains of $21.9 million in fiscal 2022.

•
Consumer Products – Adjusted EBIT was down $16.3 million from fiscal 2022 to $78.0 million in fiscal 2023, as the favorable impact of higher average selling prices was more than offset by lower volumes and higher input and production costs, including $2.7 million of incremental material cost related to Level5 inventory that was written-up to fair value at acquisition. Adjusted EBIT was also negatively impacted by $4.4 million of higher SG&A, excluding the impact of the Level5 acquisition, primarily due to inflationary pressure on wages and benefits and higher advertising expense.

•
Building Products – Adjusted EBIT decreased $12.0 million from fiscal 2022 to $204.6 million in fiscal 2023, primarily due to a $10.1 million decline in equity income, driven by lower volumes at ClarkDietrich that yielded an $8.6 million lower contribution compared to fiscal 2022.

•
Sustainable Energy Solutions – Adjusted EBIT was $0.9 million in fiscal 2023, favorable by $7.2 million to fiscal 2022, driven by higher average selling prices, partially offset by higher input and production costs.

Fiscal 2022 Compared to Fiscal 2021

For a comparison of our results of operations for fiscal 2022 and fiscal 2021, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2022 Compared to Fiscal 2021” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, filed with the SEC on August 1, 2022.

Liquidity and Capital Resources

During fiscal 2023, we generated $625.4 million of cash from operating activities, invested $86.4 million in property, plant and equipment, spent $56.1 million to acquire Level5, and generated net cash proceeds of $35.7 million from the sale of assets, as well as $35.8 million from the sale of our 50% noncontrolling equity interest in ArtiFlex. Additionally, we repaid $45.2 million of short-term borrowings and paid dividends of $59.2 million on the common shares. The following table summarizes our consolidated cash flows for each of the prior three fiscal years.

(In millions)	2023	2022	2021
Net cash provided by operating activities	$625.4	$70.1	$274.4
Net cash provided (used) by investing activities	(71.8)	(438.2)	468.5
Net cash used by financing activities	(133.1)	(237.7)	(249.8)
Increase (decrease) in cash and cash equivalents	420.5	(605.8)	493.1
Cash and cash equivalents at beginning of period	34.5	640.3	147.2
Cash and cash equivalents at end of period	$455.0	$34.5	$640.3

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit. These committed lines of credit had a total of $500 million of borrowing capacity available to be drawn as of May 31, 2023.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, the continuation of soft economic conditions and an uncertain interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. During fiscal 2023, the financial markets experienced disruption due to certain bank failures. Given the diversification and credit profile of our exposure to bank counterparties, we do not foresee any material financial impact from this disruption. We will continue to monitor the economic environment and its impact on our operations and liquidity needs.

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We are also in the process of evaluating our post-Separation capital structure. Should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. We may also from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open-market purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction may or may not be material. On June 29, 2023, we redeemed in full our 2026 Notes. The redemption price approximated the par value of debt of $243.6 million plus accrued interest. See “Note V – Subsequent Events” for additional information.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable. Falling steel prices during fiscal 2023 led to a $152.8 million decrease in operating working capital (accounts receivable, inventory and accounts payable) at May 31, 2023.

Net cash provided by operating activities was $625.4 million during fiscal 2023 compared to $70.1 million in fiscal 2022, an increase of $555.3 million. The increase was primarily due to a $410.4 million change in operating working capital requirements in fiscal 2023, as compared to fiscal 2022, mainly driven by fluctuations in steel prices, which rose in 2022, then decreased in 2023. The remaining increase over fiscal 2022 was driven by higher cash dividends from our unconsolidated joint ventures, which were up $140.8 million.

Investing Activities

Net cash used by investing activities was $71.8 million during fiscal 2023 compared to net cash used by investing activities of $438.2 million in fiscal 2022. Net cash used by investing activities in fiscal 2023 resulted from the purchase of the Level5 business on June 2, 2022, for $56.1 million, net of cash acquired, and capital expenditures of $86.4 million, partially offset by combined cash proceeds of $71.3 million from the sale of our 50% noncontrolling equity investment in ArtiFlex, and the sale of our WSP Jackson, Michigan facility and other long-lived assets. Net cash used by investing activities in fiscal 2022 resulted primarily from cash used to acquire certain assets of the Shiloh Industries’ (“Shiloh”) U.S. BlankLight ® business on June 8, 2021, for $104.5 million and Tempel on December 1, 2021 for $272.2 million, and capital expenditures of $94.6 million.

Capital expenditures reflect cash used for investment in property, plant and equipment and is presented below by reportable segment (this information excludes cash flows related to acquisition and divestiture activity) for each of the prior three fiscal years:

(In millions)	2023	2022	2021
Steel Processing	$45.1	$35.9	$28.3
Consumer Products	13.6	13.4	13.3
Building Products	17.8	31.1	22.7
Sustainable Energy Solutions	6.5	6.4	8.7
Other	3.4	7.8	9.2
Total Capital Expenditures	$86.4	$94.6	$82.2

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms if required.

Financing Activities

Net cash used by financing activities was $133.1 million in fiscal 2023 compared to $237.7 million in fiscal 2022. The change was primarily due to $45.2 million of net repayments of short-term borrowings in fiscal 2023 and the repurchase of 3.2 million of common shares at a cost of $180.2 million in fiscal 2022.

Long-term debt – Our senior unsecured long-term debt is rated “investment grade” by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2023, we were in compliance with the covenants in our long-term debt agreements. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. As of May 31, 2023, we were in compliance with the covenants in our short-term debt agreements.

We maintain a $500.0 million multi-year revolving credit facility (the “Credit Facility”) with a group of lenders that matures in August 2026. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association, or the Overnight Bank Funding Rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2023.

As discussed in “Note H – Guarantees,” we had in place $14.1 million in outstanding letters of credit for third-party beneficiaries as of May 31, 2023. No amounts were drawn against these outstanding letters of credit at May 31, 2023, and the fair value of these guarantee instruments, based on premiums paid, was not material.

On May 19, 2022, we entered into the AR Facility allowing us to borrow up to $175.0 million. Pursuant to the terms of the AR Facility, certain of our subsidiaries were to sell or contribute all of their eligible accounts receivable and other related assets without recourse, on a revolving basis, to Worthington Receivables Company (“WRC”), a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC was to sell, on a revolving basis, up to $175.0 million of undivided ownership interests in this pool of accounts receivable to a third-party bank. We were to retain an undivided interest in this pool and were to be subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold was to exclude receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believed additional risk of loss would be minimal. As of May 31, 2023, there were no borrowings outstanding under the AR Facility, leaving $175.0 million then available for use. On June 29, 2023, we terminated the AR Facility as it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Common shares – During fiscal 2023, we declared dividends totaling $1.24 per common share at a quarterly rate of $0.31 per common share. During fiscal 2022, we declared dividends totaling $1.12 per common share at a quarterly rate of $0.28 per common share. Dividends paid on the common shares totaled $59.2 million in fiscal 2023 compared to $57.2 million during fiscal 2022. On June 28, 2023, the Board declared a quarterly dividend of $0.32 per common share for the first quarter of fiscal 2024. The dividend is payable on September 29, 2023 to shareholders of record on September 15, 2023.

On March 20, 2019, the Board authorized the repurchase of up to 6.6 million of the common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5.6 million of the common shares, increasing the total number of common shares then authorized for repurchase to 10.0 million. The total number of common shares available for repurchase under these authorizations at May 31, 2023 was 6.1 million.

These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

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

Recently Adopted Accounting Standards

In June 2016, amended accounting guidance was issued related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Our adoption of this new accounting standard update in fiscal 2021 did not have a material impact on our consolidated financial position, results of operations, or cash flows. Additionally, there have been no changes to our significant accounting policies as disclosed in this Form 10-K as a result of the adoption of this new accounting guidance.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations or financial position or competitive position.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. The following accounting estimates are considered to be the most critical to us, as these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

See “Note A – Summary of Significant Accounting Policies” to our consolidated financial statements for further information on our significant accounting policies.

Impairment of Indefinite-Lived Long-Lived Assets:

Critical estimate: Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Steel Processing, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. Steel Processing is comprised of three reporting units: Flat Rolled Steel Processing, Electrical Steel and Laser Welding.

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

Assumptions and judgments: When performing a qualitative assessment, judgment is required when considering relevant events and circumstances that could affect the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. If a quantitative analysis is required, assumptions are required to estimate the fair value to compare against the carrying value. Significant assumptions that form the basis of fair value can include discount rates, underlying forecast assumptions, and royalty rates. These assumptions are forward looking and can be affected by future economic and market conditions. Our qualitative review for fiscal 2023 did not indicate any impairment.

Impairment of Definite-Lived Long-Lived Assets:

Critical estimate: We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value.

Assumptions and judgments: When performing the comparison of the sum of the undiscounted cash flows of the asset or asset group to its respective carrying amount, judgment is required when forming the basis for underlying cash flow forecast assumptions. If the second step of the impairment test is required, assumptions are required to estimate the fair value to compare against the carrying value. Significant assumptions that form the basis of fair value can include discount rates, underlying forecast assumptions, and royalty rates. These assumptions are forward looking and can be affected by future economic and market conditions.

Income Taxes

Critical estimate: In accordance with the authoritative accounting guidance, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and deferred tax liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We evaluate the deferred tax assets to determine whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized, and provide a valuation allowance as appropriate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities.

Assumptions and judgments: Significant judgment is required in determining our tax expense and in evaluating our tax positions. In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in our consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See “Note N – Income Taxes” for further information.

Employee Pension Plans:

Critical estimate: Defined benefit pension and other post-employment benefit (“OPEB”) plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. The funded status of these benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in our consolidated statements of earnings, except for the service cost component, which is recorded in SG&A expense.

Assumptions and judgements: Certain key actuarial assumptions critical to the pension and post-retirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments, and mortality rates. In developing future long-term return expectations for our benefit plans’ assets, we formulate views on the future economic environment. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year.

Holding all other factors constant, a decrease in the discount rate by 0.25 percentage points would have increased the projected benefit obligation at May 31, 2023 by approximately $2.7 million. Also, holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased fiscal 2023 pension expense by approximately $0.2 million.

Business Combinations:

Critical estimate: We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives, among others.

Assumptions and judgements: Significant assumptions, which vary by the class of asset or liability are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculation of the fair value of acquired intangible assets in connection with significant business combinations. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments. These instruments are used primarily to mitigate market exposure. Refer to “Note R – Derivative Financial Instruments and Hedging Activities” in the accompanying audited financial statements for additional information.

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

We entered into an interest rate swap in March 2014, in anticipation of the issuance of the 2026 Notes. Refer to “Note I – Debt and Receivables Securitization” for additional information regarding the 2026 Notes. The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt. Upon pricing of the 2026 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within accumulated other comprehensive income (loss) (“AOCI”) in our consolidated statements of equity and will be recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes. On July 28, 2023, we redeemed the 2026 Notes in full and released the then remaining amount deferred in AOCI associated with this interest rate swap.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates. Derivative financial instruments are not used to manage this risk; however, we do make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. Such forward contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. At May 31, 2023, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, copper, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2023. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions at May 31, 2023 and 2022 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

(In millions)	2023	2022
Commodity contracts	$(13.2)	$3.9
Foreign currency exchange contracts	-	(0.3)
Total Derivative Financial Instruments	$(13.2)	$3.6

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Industries, Inc. and subsidiaries (the Company) as of May 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 31, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Qualitative goodwill assessment of the Consumer Products reporting unit

As discussed in Notes A and E to the consolidated financial statements, the goodwill balance as of May 31, 2023 was $414,820 thousand, of which $257,320 thousand related to the Consumer Products reporting unit. The Company performs goodwill impairment testing on an annual basis, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. The Company tests for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed.

We identified the evaluation of the qualitative goodwill impairment assessment of the Consumer Products reporting unit (reporting unit) as a critical audit matter. Subjective auditor judgment was required to evaluate management’s identification of potential triggering events, including industry and market conditions and overall financial performance of the reporting unit. Changes in these factors could have a significant effect on the reporting unit’s qualitative impairment assessment and determination of whether a triggering event occurred.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process, including a control related to the identification of potential triggering events in the reporting unit. We analyzed whether there had been significant adverse changes in the industry and market conditions or in the reporting unit’s overall financial performance that would indicate a potential triggering event had occurred by reading certain publicly available information and industry reports and analyzing the Company’s market capitalization. We additionally evaluated the overall financial performance of the reporting unit by comparing actual revenue growth to the projected revenues used in previous impairment assessments

/s/KPMG LLP

We have served as the Company's auditor since 2001.

Columbus, Ohio

July 31, 2023

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$454,946	$34,485
Receivables, less allowances of $3,383 and $1,292 at May 31, 2023 and May 31, 2022, respectively	692,887	857,493
Inventories:
Raw materials	264,568	323,609
Work in process	183,248	255,019
Finished products	160,152	180,512
Total inventories	607,968	759,140
Income taxes receivable	4,198	20,556
Assets held for sale	3,381	20,318
Prepaid expenses and other current assets	104,957	93,661
Total current assets	1,868,337	1,785,653
Investments in unconsolidated affiliates	252,591	327,381
Operating lease assets	99,967	98,769
Goodwill	414,820	401,469
Other intangible assets, net of accumulated amortization of $112,202 and $93,973 at May 31, 2023 and May 31, 2022, respectively	314,226	299,017
Other assets	25,323	34,394
Property, plant and equipment:
Land	49,697	51,483
Buildings and improvements	308,669	303,269
Machinery and equipment	1,263,962	1,196,806
Construction in progress	45,165	59,363
Total property, plant and equipment	1,667,493	1,610,921
Less: accumulated depreciation	991,839	914,581
Total property, plant and equipment, net	675,654	696,340
Total assets	$3,650,918	$3,643,023

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	May 31,
	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$528,920	$668,438
Short-term borrowings	2,813	47,997
Accrued compensation, contributions to employee benefit plans and related taxes	93,810	117,530
Dividends payable	18,330	15,988
Other accrued items	53,362	70,125
Current operating lease liabilities	12,608	11,618
Income taxes payable	7,451	300
Current maturities of long-term debt	264	265
Total current liabilities	717,558	932,261
Other liabilities	113,286	115,991
Distributions in excess of investment in unconsolidated affiliate	117,297	81,149
Long-term debt	689,718	696,345
Noncurrent operating lease liabilities	89,982	88,183
Deferred income taxes, net	101,449	115,132
Total liabilities	1,829,290	2,029,061
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2023 - 48,659,323 shares, 2022 - 48,380,112 shares	-	-
Additional paid-in capital	290,799	273,439
Accumulated other comprehensive loss, net of taxes of $(5) and $2,049 at May 31, 2023 and May 31, 2022, respectively	(23,179)	(22,850)
Retained earnings	1,428,391	1,230,163
Total shareholders' equity - controlling interest	1,696,011	1,480,752
Noncontrolling interests	125,617	133,210
Total equity	1,821,628	1,613,962
Total liabilities and equity	$3,650,918	$3,643,023

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

	Fiscal Years Ended May 31,
	2023	2022	2021
Net sales	$4,916,392	$5,242,219	$3,171,429
Cost of goods sold	4,253,080	4,527,403	2,532,351
Gross margin	663,312	714,816	639,078
Selling, general and administrative expense	428,872	399,568	351,145
Impairment of long-lived assets	2,596	3,076	13,739
Restructuring and other (income) expense, net	(4,571)	(17,096)	56,097
Separation costs	24,048	-	-
Incremental expenses related to Nikola gains	-	-	50,624
Operating income	212,367	329,268	167,473
Other income (expense):
Miscellaneous income (expense), net	(1,227)	2,714	2,163
Interest expense, net	(26,759)	(31,337)	(30,346)
Equity in net income of unconsolidated affiliates	160,987	213,641	123,325
Gains on investment in Nikola	-	-	655,102
Earnings before income taxes	345,368	514,286	917,717
Income tax expense	76,198	115,022	176,267
Net earnings	269,170	399,264	741,450
Net earnings attributable to noncontrolling interests	12,642	19,878	17,655
Net earnings attributable to controlling interest	$256,528	$379,386	$723,795

Basic
Average common shares outstanding	48,566	49,940	52,701
Earnings per common share attributable to controlling interest	$5.28	$7.60	$13.73

Diluted
Average common shares outstanding	49,386	50,993	53,917
Earnings per common share attributable to controlling interest	$5.19	$7.44	$13.42

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2023	2022	2021
Net earnings	$269,170	$399,264	$741,450
Other comprehensive income (loss):
Foreign currency translation, net of tax	(6,813)	(17,089)	10,921
Pension liability adjustment, net of tax	4,514	9,711	5,931
Cash flow hedges, net of tax	1,970	(60,859)	63,752
Other comprehensive income (loss)	(329)	(68,237)	80,604
Comprehensive income	268,841	331,027	822,054
Comprehensive income attributable to noncontrolling interests	12,642	19,878	17,655
Comprehensive income attributable to controlling interest	$256,199	$311,149	$804,399

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per common share amounts)

	Controlling Interest
				Accumulated
				Other
			Additional	Comprehensive
	Common Shares		Paid-in	Income (Loss),	Retained		Noncontrolling
(In thousands)	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2020	54,616,485	$-	$283,776	$(35,217)	$572,262	$820,821	$145,612	$966,433
Net earnings	-	-	-	-	723,795	723,795	17,655	741,450
Other comprehensive income	-	-	-	80,604	-	80,604	-	80,604
Common shares issued, net of withholding tax	732,326	-	6,581	-	-	6,581	-	6,581
Theoretical common shares in non-qualified deferred compensation plans	-	-	556	-	-	556	-	556
Stock-based compensation	-	-	13,005	-	-	13,005	-	13,005
Partner contribution to Samuel	-	-	-	-	-	-	925	925
Repurchases and retirement of common shares	(4,018,464)	-	(21,128)	-	(170,926)	(192,054)	-	(192,054)
Dividends to noncontrolling interests	-	-	-	-	-	-	(10,690)	(10,690)
Cash dividends declared ($1.03) per common share	-	-	-	-	(55,115)	(55,115)	-	(55,115)
Balance at May 31, 2021	51,330,347	$-	$282,790	$45,387	$1,070,016	$1,398,193	$153,502	$1,551,695
Net earnings	-	-	-	-	379,386	379,386	19,878	399,264
Other comprehensive loss	-	-	-	(68,237)	-	(68,237)	-	(68,237)
Common shares issued, net of withholding tax	284,765	-	(6,280)	-	-	(6,280)	-	(6,280)
Theoretical common shares in non-qualified deferred compensation plans	-	-	592	-	-	592	-	592
Stock-based compensation	-	-	15,672	-	-	15,672	-	15,672
Repurchases and retirement of common shares	(3,235,000)	-	(17,962)	-	(162,286)	(180,248)	-	(180,248)
Purchase of noncontrolling interest in Worthington Taylor, LLC	-	-	(1,373)	-	-	(1,373)	(5,010)	(6,383)
Dividends to noncontrolling interests	-	-	-	-	-	-	(35,160)	(35,160)
Cash dividends declared ($1.12) per common share	-	-	-	-	(56,953)	(56,953)	-	(56,953)
Balance at May 31, 2022	48,380,112	$-	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	-	-	256,528	256,528	12,642	269,170
Other comprehensive loss	-	-	-	(329)	-	(329)	-	(329)
Common shares issued, net of withholding tax	279,211	-	(1,780)	-	-	(1,780)	-	(1,780)
Theoretical common shares in non-qualified deferred compensation plans	-	-	726	-	-	726	-	726
Stock-based compensation	-	-	18,414	-	-	18,414	-	18,414
Workhorse adoption of ASC 842	-	-	-	-	3,600	3,600	-	3,600
Dividends to noncontrolling interests	-	-	-	-	-	-	(20,235)	(20,235)
Cash dividends declared ($1.24) per common share	-	-	-	-	(61,900)	(61,900)	-	(61,900)
Balance at May 31, 2023	48,659,323	$-	$290,799	$(23,179)	$1,428,391	$1,696,011	$125,617	$1,821,628

See notes to consolidated financial statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2023	2022	2021
Operating activities:
Net earnings	$269,170	$399,264	$741,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,800	98,827	87,654
Impairment of long-lived assets	2,596	3,076	13,739
Provision for (benefit from) deferred income taxes	(15,528)	19,175	4,822
Bad debt expense (income)	2,108	959	(255)
Equity in net income of unconsolidated affiliates, net of distributions	79,870	(113,583)	(32,318)
Net (gain) loss on sale of assets	(4,458)	(16,150)	53,607
Stock-based compensation	19,178	16,100	19,129
Gains on investment in Nikola	-	-	(655,102)
Charitable contribution of Nikola shares	-	-	20,653
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	143,089	(151,328)	(223,254)
Inventories	160,116	(118,490)	(169,740)
Accounts payable	(150,400)	12,230	315,222
Accrued compensation and employee benefits	(23,226)	(29,348)	75,725
Income taxes payable	7,150	(5,977)	2,671
Other operating items, net	22,899	(44,643)	20,376
Net cash provided by operating activities	625,364	70,112	274,379
Investing activities:
Investment in property, plant and equipment	(86,366)	(94,600)	(82,178)
Investment in non-marketable equity securities	(770)	-	-
Purchase of noncontrolling interest in Worthington Taylor, LLC	-	(6,811)	-
Acquisitions, net of cash acquired	(56,088)	(376,713)	(129,615)
Net proceeds from sale of investment in ArtiFlex	35,795	-	-
Proceeds from sale of assets, net of selling costs	35,653	39,936	45,854
Proceeds from sale of Nikola shares	-	-	634,449
Net cash provided (used) by investing activities	(71,776)	(438,188)	468,510
Financing activities:
Net proceeds from (repayments of) short-term borrowings, net of issuance costs	(45,183)	41,726	-
Principal payments on long-term debt	(6,685)	(565)	(622)
Proceeds from issuance of common shares, net of tax withholdings	(1,780)	(6,280)	6,581
Payments to noncontrolling interests	(20,235)	(35,160)	(10,690)
Repurchase of common shares	-	(180,248)	(192,054)
Dividends paid	(59,244)	(57,223)	(52,991)
Net cash used by financing activities	(133,127)	(237,750)	(249,776)
Increase (decrease) in cash and cash equivalents	420,461	(605,826)	493,113
Cash and cash equivalents at beginning of year	34,485	640,311	147,198
Cash and cash equivalents at end of year	$454,946	$34,485	$640,311

See notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2023, 2022 and 2021

(Amounts in thousands, except per common share amounts)

Note A – Summary of Significant Accounting Policies

Consolidation: Our consolidated financial statements include the accounts of Worthington Industries and its consolidated subsidiaries. Significant intercompany accounts and transactions are eliminated.

We own controlling interests in the following three joint ventures: Spartan (52%), TWB (55%), and Samuel (63%). We also own a 51% controlling interest in WSP, which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. See “Note F – Restructuring and Other (Income) Expense, Net” for additional information. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and comprehensive income, respectively. Investments in unconsolidated affiliates are accounted for using the equity method with our proportionate share of income or loss recognized within equity in net income of unconsolidated affiliates (“equity income”) in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note D – Investments in Unconsolidated Affiliates.”

The Proposed Separation of the Steel Processing Business: On September 29, 2022, we announced that the Board approved the Separation, a plan to pursue a separation into two independent, publicly-traded companies – one company, Worthington Steel, is expected to be comprised of our Steel Processing operating segment, and the other company, New Worthington, is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. We plan to effect the Separation via a distribution of common shares of Worthington Steel, which is expected to be tax-free to shareholders of Worthington Industries for U.S. federal income tax purposes. The Separation transaction is expected to be completed by early 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Board. Direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs, are presented separately in our consolidated statements of earnings as “Separation costs.” Separation costs totaled $24,048 during fiscal 2023.

Minority buy-out of Worthington Taylor: On May 2, 2022, we purchased the 49% noncontrolling interest in Worthington Taylor, LLC (“Worthington Taylor”) from a subsidiary of U.S. Steel which also owns the noncontrolling interest in WSP. The purchase price for the noncontrolling interest in Worthington Taylor, the entity which owned the assets of WSP’s Taylor, Michigan facility, was $6,811. As a result of this transaction, Worthington Taylor became one of our wholly-owned subsidiaries. Due to our then existing controlling interest in the assets, the transaction was accounted for within equity.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2023, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Our short-term investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy. Our cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. We believe our inventories were valued appropriately as of May 31, 2023 and May 31, 2022.

Derivative Financial Instruments: We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk. All derivative financial instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line as the underlying hedged item. Gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, in the same financial statement caption as the underlying hedged item. Classification in our consolidated statements of earnings of gains and losses related to derivative financial instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative financial instruments are generally classified as operating activities in our consolidated statements of cash flows.

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

We discontinue hedge accounting when it is determined that a derivative financial instrument is no longer highly effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or we determine that designation as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative financial instrument is retained, we continue to carry the derivative financial instrument at its fair value on our consolidated balance sheet and recognize any subsequent changes in its fair value in net earnings immediately. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and immediately recognize the gains and losses that were accumulated in AOCI.

Refer to “Note R – Derivative Financial Instruments and Hedging Activities” for additional information regarding our consolidated balance sheet location and the risk classification of our derivative financial instruments.

Risks and Uncertainties: As of May 31, 2023, excluding our joint ventures, we operated 28 manufacturing facilities worldwide, principally in four operating segments, which corresponded with our reportable operating segments: Steel Processing, Consumer Products, Building Products, and Sustainable Energy Solutions. We also held equity positions in seven operating joint ventures, which operated 44 manufacturing facilities worldwide, as of May 31, 2023. Our largest end market is the automotive industry, which comprised 37% of our consolidated net sales in each of fiscal 2023, fiscal 2022, and fiscal 2021. Our international operations represented 13%, 6%, and 7% of our consolidated net sales and an insignificant portion of our consolidated net earnings attributable to controlling interest in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and 10% and of our consolidated net assets as of May 31, 2023 and May 31, 2022. As of May 31, 2023, approximately 15% of our consolidated labor force was represented by collective bargaining units, all of which are located in jurisdictions outside of the U.S. where collective bargaining arrangements are customary. The concentration of credit risks from financial instruments related to the markets we serve is not expected to have a material adverse effect on our consolidated financial position, cash flows or future results of operations.

In fiscal 2023, our largest customer accounted for approximately 12% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. In fiscal 2022, our largest customer accounted for slightly less than 13% of our consolidated net sales, and our ten largest customers accounted for approximately 34% of our consolidated net sales. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business. Also, due to consolidation within the industries we serve, including the construction, automotive and retail industries, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, in general, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write-down the value of our inventories to reflect current net realizable value. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

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

The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A expense. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased $2,091 during fiscal 2023 to $3,383.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where our exposure is greatest, additional reserves may be required.

Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $93,961, $83,272 and $74,779 during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: We use the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. With the exception of Steel Processing, we test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within each operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. Steel Processing is comprised of three reporting units: Flat Rolled Steel Processing, Electrical Steel and Laser Welding. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Our policy is to perform a quantitative analysis of each reporting unit at least every three to five years.

We performed our annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2023 and concluded that no impairment indicators were present.

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. The impairment loss recognized is equal to the amount that the carrying value of the asset or asset group exceeds its fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in our consolidated balance sheets. We classify assets as held for sale if we commit to a plan to sell the assets within one year and actively market the assets in their current condition for a price that is reasonable in comparison to their estimated fair value.

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

Equity method investments: Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. Events and circumstances can include, but are not limited to: evidence we do not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee. If the fair value of the investment is less than the carrying value, and the fair value of the investment will not recover in the near term, then other-than-temporary impairment may exist. When the loss in value of an investment is determined to be other-than-temporary, we recognize an impairment in the period the conclusion is made.

Strategic Investments: From time to time, we may make investments in both privately and publicly held equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at fair market value with changes in fair market value recognized in net earnings below operating income. We elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Leases: On June 1, 2019, we adopted the lease accounting standard under U.S. GAAP, ASU 2016-02, Leases (Topic 842) (“Topic 842”) using the modified retrospective approach. Under Topic 842, leases are categorized as operating or financing leases at inception. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that we will exercise such options. As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A expense depending on the underlying nature of the leased assets. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on our consolidated balance sheets and are expensed on a straight-line basis over the lease term. Refer to “Note T – Leases” for additional information on the adoption and impact of Topic 842.

Stock-Based Compensation: At May 31, 2023, we had stock-based compensation plans for our employees as well as our non-employee directors as described more fully in “Note L – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in our consolidated statements of earnings over the vesting period based on their grant date fair values. Forfeitures are recognized as they occur.

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

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer. Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less. When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional. Unbilled receivables and contract assets are included in receivables and prepaid expenses and other current assets, respectively, on our consolidated balance sheets. Additionally, we do not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

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

With the exception of toll processing revenue in Steel Processing, we recognize revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery. Generally, we receive and acknowledge purchase orders from our customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, we receive a blanket purchase order from our customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

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

Advertising Expense: Advertising costs are expensed to SG&A as incurred. Advertising expense was $29,537, $21,613, and $17,462 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Statements of Cash Flows: Supplemental cash flow information was as follows for the prior three fiscal years:

(In thousands)	2023	2022	2021
Interest paid, net of amount capitalized	$29,272	$29,700	$29,080
Income taxes paid, net of refunds	$65,910	$118,799	$160,847

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

Tax benefits from uncertain tax positions that are recognized in our consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Employee Pension Plans: Defined benefit pension and other post-employment benefit (“OPEB”) plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Net periodic benefit cost is included in other income (expense) in our consolidated statements of earnings, except for the service cost component, which is recorded in SG&A expense. Refer to “Note M – Employee Pension Plans” for additional information.

Business Combinations: We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives, among others. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Self-Insurance Reserves: We self-insure most of our risks for product liability, product recall, cyber liability and pollution liability. We also self-insure a significant portion of our potential liability for workers’ compensation, general liability, property liability, automobile liability and employee medical claims. However, in order to reduce risk and better manage our overall loss exposure for these liabilities, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us (which may include active product recall or replacement programs), as well as an estimate of the cost of claims that have been incurred but not reported. These estimates are based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends.

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

The following table summarizes net sales by product class for fiscal 2023, fiscal 2022 and fiscal 2021:

(In thousands)	2023	2022	2021
Steel Processing
Direct	$3,357,115	$3,788,289	$1,927,418
Toll	140,781	144,732	131,979
Subtotal	3,497,896	3,933,021	2,059,397

Consumer Products	686,319	636,478	523,697
Building Products	586,059	541,757	402,038
Sustainable Energy Solutions	146,118	130,954	134,890

Other
Oil & Gas Equipment	-	-	20,950
Engineered Cabs	-	-	1,058
Other	-	9	29,399
Subtotal	-	9	51,407
Total	$4,916,392	$5,242,219	$3,171,429

The following table summarizes the revenue that has been recognized over time for fiscal 2023, fiscal 2022 and fiscal 2021:

(In thousands)	2023	2022	2021
Steel Processing - toll	$140,781	$144,732	$131,979
Other - certain oil & gas contracts	-	-	15,666
Total over time revenue	$140,781	$144,732	$147,645

The following table summarizes the unbilled receivables at the end of fiscal 2023 and fiscal 2022.

(In thousands)	Balance Sheet Classification	2023	2022
Unbilled receivables	Receivables	$3,708	$5,001

There were no contract assets at either of the dates indicated above.

Note C – Investment in Nikola

On June 3, 2020 (the “Effective Date”), Nikola Corporation (“Nikola”) became a public company through a reverse merger with a subsidiary of VectoIQ Acquisition Corporation, a NASDAQ-listed, publicly-traded company. Prior to the Effective Date, we held an equity interest in the predecessor company, which was converted to 19,048 shares of Nikola common stock on the Effective Date.

During fiscal 2021, we sold or contributed all of these shares and recognized pre-tax gains of $655,102, which were comprised of $634,449 in cash proceeds and $20,653 in value from Nikola shares contributed to the Worthington Industries Foundation to establish a charitable endowment focused on the communities in which we operate. We also recognized $50,624 of incremental expenses in operating income related to Nikola gains consisting of $29,971 for discretionary profit sharing and bonus expenses and $20,653 for the charitable contribution of Nikola shares.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. At May 31, 2023, we held investments in the following affiliated companies: ClarkDietrich (25%), Serviacero Worthington (50%), WAVE (50%), and Workhorse (20%).

On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex to the unaffiliated joint venture member for net proceeds of approximately $35,795, after adjustments for closing debt and final net working capital, resulting in a pre-tax loss of $16,059 within equity income during fiscal 2023. In a separate but concurrent transaction with the joint venture member, we sold real property with a net book value of $6,300. This real property was owned by us and leased to ArtiFlex prior to closing of the transaction.

We received distributions from unconsolidated affiliates totaling $240,857, $100,058, and $91,007 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $117,297 and $81,149 at May 31, 2023 and 2022, respectively. In accordance with the applicable accounting guidance, we reclassified the negative balances to other liabilities within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

The following table presents combined information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

(In thousands)	2023	2022
Cash and cash equivalents	$49,185	$68,563
Other current assets	899,913	1,148,029
Noncurrent assets	394,468	369,608
Total assets (1)	$1,343,566	$1,586,200
Current liabilities	$247,796	$345,097
Short-term borrowings	-	5,943
Current maturities of long-term debt	36,936	33,054
Long-term debt	349,215	306,814
Other noncurrent liabilities	144,649	76,437
Equity	564,970	818,855
Total liabilities and equity (1)	$1,343,566	$1,586,200

(1)
Effective January 1, 2022, Workhorse adopted Topic 842 using the alternative transition method. As a result of the adoption, Workhorse recognized operating lease ROU assets of $47,082 and lease liabilities of $47,082. The adoption resulted in a cumulative-effect adjustment of $18,000 related to a prior sale lease-back transaction recognized under Accounting Standards Codification Topic 840. Our portion of this cumulative effect adjustment was $3,600 and is recognized in retained earnings on our consolidated balance sheet as of May 31, 2023. The impact of adopting ASC 842 did not have a significant impact on the financial statements of our other unconsolidated affiliates.

The following tables presents summarized financial information for our unconsolidated affiliates as of, and for the fiscal years ended May 31.

(In thousands)	2023	2022	2021
Net sales
WAVE	$447,369	$452,368	$371,814
ClarkDietrich	1,451,665	1,695,808	893,371
Serviacero Worthington	564,569	620,312	311,543
ArtiFlex (1)	52,641	187,089	144,834
Workhorse	364,396	313,265	196,915
Total net sales	$2,880,640	$3,268,842	$1,918,477

(In thousands)	2023	2022	2021
Gross margin
WAVE	$242,257	$238,523	$215,692
ClarkDietrich	403,569	431,070	158,074
Serviacero Worthington	21,503	96,918	51,253
ArtiFlex (1)	8,589	30,633	20,596
Workhorse	17,628	11,455	(7,057)
Total gross margin	$693,546	$808,599	$438,558

(In thousands)	2023	2022	2021
Operating income (loss)
WAVE	$184,882	$183,545	$165,381
ClarkDietrich	318,914	351,583	94,888
Serviacero Worthington	10,387	87,342	43,075
ArtiFlex (1)	4,911	15,778	9,628
Workhorse	7,507	(2,024)	(2,372)
Total operating income	$526,601	$636,224	$310,600

(In thousands)	2023	2022	2021
Depreciation and amortization
WAVE	$4,679	$4,554	$4,073
ClarkDietrich	13,717	10,946	11,917
Serviacero Worthington	4,030	4,300	4,305
ArtiFlex (1)	1,444	5,708	5,728
Workhorse	10,386	6,586	8,965
Total depreciation and amortization	$34,256	$32,094	$34,988

(In thousands)	2023	2022	2021
Interest expense
WAVE	$13,024	$8,386	$8,909
ClarkDietrich	524	308	101
Serviacero Worthington	329	180	42
ArtiFlex (1)	134	340	528
Workhorse	2,507	1,228	2,704
Total interest expense	$16,518	$10,442	$12,284

(In thousands)	2023	2022	2021
Income tax expense (benefit)
WAVE	$222	$158	$200
ClarkDietrich	1,924	-	-
Serviacero Worthington	(2,996)	25,079	11,341
ArtiFlex (1)	59	258	149
Workhorse	1,802	1,244	270
Total income tax expense	$1,011	$26,739	$11,960

(In thousands)	2023	2022	2021
Net earnings (loss)
WAVE	$171,687	$175,154	$156,869
ClarkDietrich	321,977	356,288	98,313
Serviacero Worthington	15,451	59,565	31,865
ArtiFlex (1)	4,717	15,180	8,950
Workhorse	2,673	(1,170)	(2,811)
Total net earnings	$516,505	$605,017	$293,186

(1)
On August 3, 2022, we sold our 50% noncontrolling equity interest in ArtiFlex.

At May 31, 2023 and 2022, $109,703 and $132,283, respectively, of our consolidated retained earnings represented undistributed earnings of our unconsolidated affiliates, net of tax.

Note E – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2023 and fiscal 2022 by reportable operating segment:

(In thousands)	Steel Processing	Consumer Products (1)	Building Products (1)	Sustainable Energy Solutions (1)	Total
Balance at May 31, 2021	$20,218	$240,941	$72,273	$17,624	$351,056
Acquisitions and purchase accounting adjustments (2)	60,115	432	-	-	60,547
Translation adjustments	(300)	-	(6,865)	(2,969)	(10,134)
Balance at May 31, 2022	80,033	241,373	65,408	14,655	401,469
Acquisitions and purchase accounting adjustments (2)	(801)	15,947	-	-	15,146
Translation adjustments	(590)	-	(195)	(1,010)	(1,795)
Balance at May 31, 2023	$78,642	$257,320	$65,213	$13,645	$414,820

(1)
In connection with the realignment of the our legacy Pressure Cylinders business, as discussed further in “Note P - Segment Data”, the goodwill of our legacy Pressure Cylinders business unit was allocated to the new reporting units on a relative fair value basis.
(2)
For additional information regarding our acquisitions, refer to “Note Q - Acquisitions.”

There was no goodwill associated with the Other segment at May 31, 2023 or May 31, 2022. Accumulated goodwill impairment charges within the Other segment totaled $198,290 as of each of May 31, 2023 and May 31, 2022.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The following table summarizes other intangible assets by class as of the end of the prior two fiscal years:

	2023		2022
		Accumulated		Accumulated
(In thousands)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$113,401	$-	$99,901	$-
In-process research & development	1,300	-	1,300	-
Total indefinite-lived intangible assets	114,701	-	101,201	-
Definite-lived intangible assets:
Customer relationships	$271,831	$98,295	$258,647	$83,776
Non-compete agreements	4,668	4,385	4,388	4,195
Technology/know-how	30,418	7,669	23,924	5,088
Other	4,810	1,853	4,830	914
Total definite-lived intangible assets	311,727	112,202	291,789	93,973
Total intangible assets	$426,428	$112,202	$392,990	$93,973

Amortization expense totaled $18,221, $14,937, and $12,257 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(In thousands)
2024	$17,937
2025	$17,661
2026	$17,282
2027	$16,756
2028	$16,438

Impairment of Long-Lived Assets

Fiscal 2023

During fiscal 2023, we committed to two separate plans to liquidate certain fixed assets within Steel Processing: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets of Samuel’s toll processing facility in Cleveland, Ohio. As both asset groups have met the criteria for classification as assets held for sale, net assets in the amount of $2,623 have been presented separately as assets held for sale on our consolidated balance sheet at May 31, 2023. In accordance with the applicable accounting guidance, the net assets were measured at fair market value less costs to sell, resulting in an overall impairment charge of $2,112 within Steel Processing during fiscal 2023.

Impairment of long-lived assets in fiscal 2023 also included a non-cash charge of $484 related to certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio, that were deemed to have no alternative future use and were written down to their estimated salvage value.

Fiscal 2022

During the third quarter of fiscal 2022, management committed to plans to sell certain production equipment at the Samuel facility in Twinsburg, Ohio. As all of the criteria for classification of assets held for sale were met, the net assets were presented separately as assets held for sale on our consolidated balance sheet at May 31, 2022. In accordance with the applicable accounting guidance, the net assets were written down to the fair value less costs to sell, resulting in an impairment charge of $3,076 in fiscal 2022. These assets were subsequently sold in fiscal 2023.

Fiscal 2021

Due to the economic impact of the COVID-19 pandemic and related market softness in the oil & gas equipment manufacturing operations in Tulsa, Oklahoma, we tested the long-lived assets consisting of fixed assets and customer list intangible assets with net book values of $7,375 and $2,374, respectively, for impairment. The fair value of the fixed assets was determined to be $5,934 (using observable Level 2 inputs) resulting in an impairment charge of $1,441. Additionally, the customer list intangible assets were deemed to be fully impaired (using unobservable Level 3 inputs) and written off resulting in an impairment of $2,374.

The future undiscounted cash flows of the cryogenics business primarily operated out of the Theodore, Alabama facility did not support its book value. As a result, property, plant and equipment with an aggregate carrying value of $13,526 were written down to their estimated fair value of $9,193 (determined using Level 2 inputs), resulting in an impairment charge of $4,333. Additionally, the customer list intangible assets and technology/know-how intangible assets with an aggregate carrying value of $3,662 were deemed to be fully impaired (using unobservable Level 3 inputs) and written off. These assets were subsequently sold in October 2020 (refer to “Note F – Restructuring and Other (Income) Expense, Net” for additional information).

We decided to discontinue our operation of the manufacturing line for alternative fuel cylinders at the Jefferson, Ohio facility. As a result, long-lived assets with a carrying value of $1,823 were written down to their estimated fair market value of $400 (determined using Level 2 inputs), resulting in an impairment charge of $1,423.

We recognized a $506 impairment charge related to the Superior Tools business that was acquired as part of Magna Industries, Inc. in fiscal 2019 and subsequently sold.

Note F – Restructuring and Other (Income) Expense, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location. Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2023, is summarized below:

	Beginning	Expense			Ending
(In thousands)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$541	$895	$(1,301)	$-	$135
Net gain on sale of assets		(5,466)
Restructuring and other income, net		$(4,571)

During fiscal 2023, the following actions were taken related to our restructuring activities:

•
On June 14, 2022, we sold real property in Tulsa, Oklahoma, for net cash proceeds of $5,775, resulting in a pre-tax gain of $1,177. These assets had been excluded from the sale of our former oil & gas equipment business in January 2021. The assets were classified as assets held for sale on our consolidated balance sheets immediately prior to the closing of the sale.
•
On October 31, 2022, our consolidated steel processing joint venture, WSP, sold its remaining manufacturing facility, located in Jackson, Michigan. Net cash proceeds of $21,277 were realized in connection with the transaction, of which $2,000 is being held in escrow for contingent indemnification obligations associated with general representations and warranties. The transaction resulted in a pre-tax gain of $3,926. The assets had a net book value of $14,263 and were classified as assets held for sale on our consolidated balance sheet as of May 31, 2022.

The total liability as of May 31, 2023 is expected to be paid in the immediately following twelve months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2022, is summarized below:

	Beginning	Expense			Ending
(In thousands)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$771	$4	$(368)	$134	$541
Facility exit and other costs	449	(449)	-	-	-
	$1,220	(445)	$(368)	$134	$541
Net gain on sale of assets		(15,794)
Gain on lease buyout		(857)
Restructuring and other income, net		$(17,096)

During fiscal 2022, the following actions were taken related to our restructuring activities:

•
On June 9, 2021, our consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility with a net book value of $7,606 for net cash proceeds of $19,850, resulting in a pre-tax gain of $12,244.
•
During fiscal 2022, we sold real property in Wooster, Ohio and Bremen, Ohio, for combined net cash proceeds of $8,723, resulting in aggregate pre-tax gains of $860. These assets were excluded from the sale of our former oil & gas equipment business in January 2021. The combined net book value classified as assets held for sale immediately prior to closing was $7,863.
•
We completed our exit of the Decatur, Alabama Steel Processing facility and sold the remaining fixed assets with a net book value of $1,366 for net cash proceeds of $4,000 resulting in a pre-tax gain of $2,634.
•
On September 10, 2021, we executed an agreement to buy out the remaining term of the operating lease at our fabricated products facility in Stow, Ohio, for $1,100, resulting in a pre-tax gain of $857. This facility was retained in connection with the divestiture of our former Engineered Cabs business and had not been operational since June 2020. All of the other assets of our former Engineered Cabs business that were retained were sold or otherwise written-off prior to fiscal 2022.

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

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, at May 31, 2023, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease. The maximum obligation under the terms of this guarantee was approximately $16,836 at May 31, 2023. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

At May 31, 2023, we also had in place $14,137 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2023.

Note I – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2023 and 2022:

(In thousands)	2023	2022
Short-term borrowings	$2,813	$47,997
4.60% senior notes due August 10, 2024	150,000	150,000
4.55% senior notes due April 15, 2026	243,623	250,000
4.30% senior notes due August 1, 2032	200,000	200,000
1.56% Series A senior note due August 23, 2031	39,226	39,382
1.90% Series B senior notes due August 23, 2034	58,786	59,019
Other	528	795
Total debt	694,976	747,193
Unamortized discount and debt issuance costs	(2,181)	(2,586)
Total debt, net	692,795	744,607
Less: current maturities and short-term borrowings	3,077	48,262
Total long-term debt	$689,718	$696,345

Maturities of long-term debt and short-term borrowings in the next five fiscal years, and the remaining years thereafter, are as follows:

(In thousands)
2024	$3,077
2025	150,264
2026	243,623
2027	-
2028	-
Thereafter	298,012
Total	$694,976

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued a €36,700 principal amount unsecured 1.56% Series A Senior Note due August 23, 2031 (the “Series A Senior Note”) and €55,000 aggregate principal amount of unsecured 1.90% Series B Senior Notes due August 23, 2034 (the “Series B Senior Notes” and collectively with the Series A Senior Note, the “Senior Notes”). The Series A Senior Note is to be repaid in the principal amount of €30,000, together with accrued interest, on August 23, 2029, with the remaining €6,700 principal amount payable on August 23, 2031, together with accrued interest. The Series B Senior Notes are to be repaid in the aggregate principal amount of €23,300, together with accrued interest, on August 23, 2031, with the remaining €31,700 aggregate principal amount payable on August 23, 2034, together with accrued interest. Debt issuance costs of $134 were incurred in connection with the issuance of the Senior Notes and have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. They will continue to be amortized, through interest expense, in our consolidated statements of earnings over the respective terms of the Senior Notes. The unamortized portion of the debt issuance costs were $96 and $106, at May 31, 2023 and 2022, respectively.

On July 28, 2017, we issued the 2032 Notes. The 2032 Notes bear interest at a rate of 4.30%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our then current revolving credit facility and a prior revolving trade accounts receivable securitization facility. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098, which was reflected in AOCI. Approximately $2,116 and $198 were allocated to debt issuance costs and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes. The unamortized portions of the debt issuance costs and the debt discount were $1,293 and $121, respectively, at May 31, 2023 and $1,434 and $134, respectively, at May 31, 2022.

On April 15, 2014, we issued the 2026 Notes. The 2026 Notes bear interest at a rate of 4.55%. The 2026 Notes were sold to the public at 99.789% of the principal amount thereof, to yield 4.573% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our then current revolving credit facility. Approximately $3,081, $2,279 and $528 were allocated to the settlement of a derivative contract entered into in anticipation of the issuance of the 2026 Notes, debt issuance costs, and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on our consolidated balance sheets within long-term debt as a contra-liability, and the loss on the derivative contract recorded within AOCI. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2026 Notes. The unamortized portions of the debt issuance costs and the debt discount were $538 and $125, respectively, at May 31, 2023 and $728 and $169, respectively, at May 31, 2022.

During fiscal 2023, we repurchased $6,377 of the 2026 Notes through open market purchases. The repurchase activity generated a gain of $86, which is recorded in miscellaneous income (expense), net in our consolidated statement of earnings. On July 28, 2023, we redeemed in full the 2026 Notes. See “Note V – Subsequent Events” for additional information.

On August 10, 2012, we issued $150,000 aggregate principal amount of unsecured senior notes due August 10, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 4.60%. The net proceeds from this issuance were used to repay a portion of the then-outstanding amounts. Approximately $80 of the aggregate proceeds were allocated to debt issuance costs. The unamortized portion of the debt issuance costs was $8 and $15 at May 31, 2023 and 2022, respectively.

Other Financing Arrangements

On May 19, 2022, we entered into the AR Facility. Pursuant to the terms of the AR Facility, certain of our subsidiaries were to sell or contribute all of their eligible accounts receivable and other related assets without recourse, on a revolving basis, to WRC, a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. In turn, WRC was to sell, on a revolving basis, up to $175,000 of undivided ownership interests in this pool of accounts receivable to a third-party bank. We were to retain an undivided interest in this pool and were to be subject to risk of loss based on the collectability of the receivables from this retained interest. Because the amount eligible to be sold was to exclude receivables more than 120 days past due, receivables offset by an allowance for doubtful accounts due to bankruptcy or other cause, concentrations over certain limits with specific customers and certain reserve amounts, we believed additional risk of loss would be minimal. As of May 31, 2023, there were no borrowings outstanding under the AR Facility, leaving $175,000 then available for use. Fees incurred to facilitate the securitization were $547 and will be deferred and amortized on a straight-line basis through May 2024. Facility fees will be expensed as incurred through interest expense in our consolidated statements of earnings.

On June 29, 2023, we terminated the AR Facility. See “Note V – Subsequent Events” for additional information.

We maintain a $500,000 multi-year revolving credit facility scheduled to mature on August 20, 2026 (the “Credit Facility”) with a group of lenders. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The Credit Facility was amended on May 10, 2023 to remove references to the LIBOR benchmark and replace it with SOFR. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2023, leaving $500,000 available at May 31, 2023.

Tempel Steel Company’s China location (“Tempel China”) has short-term loan facilities with the equivalent of an aggregate of $2,813 outstanding at May 31, 2023. These loans, which are used to finance steel purchases, are collateralized by Tempel China property and equipment. These loans were subsequently paid off in June 2023. New loans may be entered into as these loans mature. The effective interest rate on the Tempel China loans outstanding at May 31, 2023 was 3.57%.

Note J – Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects of each component of other comprehensive income (loss) for the prior three fiscal years:

	2023			2022			2021
(In thousands)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$(6,774)	$(39)	$(6,813)	$(15,808)	$(1,281)	$(17,089)	$9,958	$963	$10,921
Pension liability adjustment	5,915	(1,401)	4,514	12,647	(2,936)	9,711	7,684	(1,753)	5,931
Cash flow hedges	2,585	(615)	1,970	(79,677)	18,818	(60,859)	83,434	(19,682)	63,752
Other comprehensive income (loss)	$1,726	$(2,055)	$(329)	$(82,838)	$14,601	$(68,237)	$101,076	$(20,472)	$80,604

Accumulated Other Comprehensive Income (Loss): The components of the changes in AOCI at the end of the prior three fiscal years were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(In thousands)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2021	$1,779	$(15,955)	$59,563	$45,387
Other comprehensive income (loss) before reclassifications	(15,808)	12,101	19,175	15,468
Reclassification adjustments to income (a)	-	546	(98,852)	(98,306)
Income tax effect	(1,281)	(2,936)	18,818	14,601
Balance at May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)
Other comprehensive income (loss) before reclassifications	(6,774)	559	(22,873)	(29,088)
Reclassification adjustments to income (a)	-	5,356	25,458	30,814
Income tax effect	(39)	(1,401)	(615)	(2,055)
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)

(a)
The statement of earnings classification of amounts reclassified to net income include:
(1)
Pension liability adjustment – As disclosed in “Note M – Employee Pension Plans”, includes a reclassification adjustment of $4,774 related to the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Gerstenslager Company Bargaining Unit Employees’ Pension Plan to a third-party insurance company. As a result of this transaction: 1) we incurred a non-cash settlement charge of $4,774 recorded in miscellaneous income (expense), net in the consolidated statement of earnings; 2) we were relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 220 beneficiaries; and
(2)
Cash flow hedges – disclosed in “Note R – Derivative Financial Instruments and Hedging Activities.”

The estimated net amount of the gains in AOCI at May 31, 2023 expected to be reclassified into net income within the succeeding 12 months is $4 (net of tax of $1). This amount was computed using the fair value of the cash flow hedges at May 31, 2023, and will change before actual reclassification from other comprehensive income to net income during fiscal 2023.

Note K – Equity

Preferred Shares: The Worthington Industries Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: On March 20, 2019, the Board authorized the repurchase of up to 6,600 of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618 of the common shares. These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. At May 31, 2023, the total number of the common shares available for repurchase under the Board authorizations was 6,065.

During fiscal 2023, we did not repurchase any common shares. During fiscal 2022 and fiscal 2021, we repurchased 3,235 common shares, and 4,018 common shares, respectively, having an aggregate cost of $180,248 and $192,054, respectively.

Theoretical Common Shares: Our non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $725, $592 and $556 at May 31, 2023, 2022, and 2021, respectively.

Note L – Stock-Based Compensation

Under our employee and non-employee director stock-based compensation plans (the “Plans”), we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A expense to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 3,072 common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2023.

We recognized pre-tax stock-based compensation expense of $19,178 ($14,786 after-tax), $16,100 ($12,349 after-tax) and $19,129 ($14,729 after-tax) under the Plans during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. At May 31, 2023, the total unrecognized compensation cost related to non-vested awards was $23,009, which will be expensed over the next three fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the grant date. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the grant date. Generally, stock options granted to employees vest and become exercisable at the rate of 33% per year beginning one year from the grant date, and expire ten years after the grant date. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the grant date or (b) the date on which the next annual meeting of shareholders of Worthington Industries is held following the grant date for any stock option granted as of the date of an annual meeting of shareholders of Worthington Industries. Stock options can be exercised through net-settlement, at the election of the option holder.

U.S. GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options incorporates the following assumptions: expected volatility (based on the historical volatility of the common shares); risk-free interest rate (based on the U.S. Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of the common shares over the preceding annual period).

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

(In thousands, except per common share amounts)	2023	2022	2021
Granted	84	55	116
Weighted average exercise price, per common share	$46.39	$60.19	$36.93
Weighted average grant date fair value, per common share	$16.36	$19.76	$10.43
Pre-tax stock-based compensation	$1,381	$1,077	$1,213

The weighted average fair value of stock options granted in fiscal 2023, fiscal 2022 and fiscal 2021 was based on the following weighted average assumptions:

	2023	2022	2021
Dividend yield	2.33%	2.10%	2.94%
Expected volatility	41.63%	41.62%	40.82%
Risk-free interest rate	3.19%	1.10%	0.43%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the prior three fiscal years:

	2023		2022		2021
(In thousands, except per common share amounts)	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	602	$39.66	602	$36.44	1,352	$27.34
Granted	84	46.39	55	60.19	116	36.93
Exercised	(113)	29.71	(53)	23.80	(854)	22.16
Forfeited	-	-	(2)	44.69	(12)	31.52
Outstanding, end of year	573	$42.61	602	$39.66	602	$36.44
Exercisable at end of year	418	$40.84	447	$37.68	389	$35.55

		Weighted
		Average
	Number of	Remaining	Aggregate
	Stock	Contractual	Intrinsic
	Options	Life	Value
	(In thousands)	(In years)	(In thousands)
May 31, 2023
Outstanding	573	5.47	$7,970
Exercisable	418	4.38	$6,472

May 31, 2022
Outstanding	602	5.15	$4,987
Exercisable	447	4.09	$4,065

May 31, 2021
Outstanding	602	5.61	$18,037
Exercisable	389	4.15	$12,415

The total intrinsic value of stock options exercised during fiscal 2023 was $2,574. The total amount of cash received from the exercise of stock options during fiscal 2023 was $3,093, and the related excess tax benefit realized from share-based payment awards was $619.

The following table summarizes information about non-vested stock option awards for fiscal 2023:

		Weighted
		Average
	Number of	Grant Date
	Stock Options	Fair Value
	(In thousands)	Per Common Share
Non-vested, beginning of year	155	$13.66
Granted	84	16.36
Vested	(84)	12.40
Non-vested, end of year	155	$15.80

Service-Based Restricted Common Shares

Restricted common shares that contain service-based vesting conditions may be awarded to certain employees and non-employee directors. Service-based restricted common shares granted to employees cliff vest three years from the date of grant. Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above with respect to non-qualified stock option grants. All service-based restricted common shares are valued at the closing market price of the common shares on the date of the grant.

The table below sets forth the service-based restricted common shares granted under the Plans during each of the past three fiscal years. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective three-year service periods.

(In thousands, except per common share amounts)	2023	2022	2021
Granted	358	192	307
Weighted average grant date fair value, per common share	$49.89	$57.19	$38.99
Pre-tax stock-based compensation	$17,884	$10,993	$11,985

The following table summarizes the activity for service-based restricted common shares for the past three fiscal years.

	2023		2022		2021
(In thousands, except per common share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	650	$44.12	777	$40.36	643	$41.79
Granted	358	49.89	192	57.19	307	38.99
Vested	(184)	40.52	(295)	42.90	(146)	43.41
Forfeited	(24)	48.94	(24)	42.36	(27)	42.15
Outstanding, end of year	800	$47.39	650	$44.12	777	$40.36

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.28		1.25		1.33

Aggregate intrinsic value of outstanding restricted
common shares	$44,926		$30,283		$51,541

Aggregate intrinsic value of restricted common
shares vested during the year	$8,897		$16,534		$5,873

Market-Based Restricted Common Shares

On June 24, 2022, we granted 10 market-based restricted common shares to one key employee under one of the Plans. Vesting of these restricted common shares is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $35.49 per common share. The pre-tax stock-based compensation expense for these market-based restricted common shares of $355 will be recognized on a straight-line basis over the three-year service period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.67%
Expected volatility	43.00%
Risk-free interest rate	3.18%

On June 25, 2020, we granted an aggregate of 45 market-based restricted common shares to three key employees under one of the Plans. Vesting of these restricted common share awards is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per common share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $939 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

On September 25, 2019, we granted 50 market-based restricted common shares to one key employee under one of the Plans. Vesting of this restricted common share award is contingent upon the price of the common shares reaching $65.00 per common share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $14.31 per common share. The pre-tax stock-based compensation expense for these restricted common shares of $716 will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.69%
Expected volatility	34.90%
Risk-free interest rate	1.60%

On September 26, 2018, we granted an aggregate of 225 market-based restricted common shares to two key employees under one of the Plans. Vesting of these restricted common share awards is contingent upon the price of the common shares reaching $65.00 per common share and remaining at or above that price for 90 consecutive days during the five-year period following the date of grant and the completion of a five-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $23.38 per common share. The calculated pre-tax stock-based compensation expense for these restricted common shares is $5,261 and will be recognized on a straight-line basis over the five-year service vesting period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.16%
Expected volatility	33.60%
Risk-free interest rate	2.96%

Performance Shares

We have awarded performance shares to certain key employees that are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, business unit EBIT targets for the three-fiscal-year periods ended or ending May 31, 2023, 2024 and 2025. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-fiscal-year performance period. The fair value of performance share awards is determined by the closing market price of the underlying common shares at the respective grant dates of the awards and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately vest and be issued.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2023, fiscal 2022 and fiscal 2021:

(In thousands, except per common share amounts)	2023	2022	2021
Granted	68	36	64
Weighted average grant date fair value, per common share	$46.39	$60.19	$36.93
Pre-tax stock-based compensation	$3,153	$2,191	$2,362

The following table summarizes our performance share award activity for the past three fiscal years:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Performance	Date Fair	Performance	Date Fair	Performance	Date Fair
(In thousands, except per common share amounts)	Shares	Value	Shares	Value	Shares	Value
Outstanding, beginning of year	160	$42.93	177	$39.23	158	$42.45
Granted (1)	118	43.40	67	52.22	65	36.93
Vested	(89)	38.91	(65)	42.82	(3)	47.76
Forfeited	(17)	39.36	(19)	41.80	(43)	46.86
Outstanding, end of year	172	$46.37	160	$42.93	177	$39.23

Weighted average remaining contractual life of
outstanding performance shares (in years)	1.59		0.90		1.17

Aggregate intrinsic value of outstanding
performance shares	$9,636		$7,445		$11,730

Aggregate intrinsic value of performance
shares vested during the year	$4,056		$3,994		$100

(1)
Includes common shares related to previously granted awards that paid out at percentages above target levels.

Note M – Employee Pension Plans

Defined benefit pension and OPEB plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in our consolidated statements of earnings, except for the service cost component, which is recorded in SG&A expense.

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

Defined Contribution Retirement Plans

We provide retirement benefits to employees mainly through defined contribution retirement plans. Eligible participants make pre-tax contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Internal Revenue Code and the various plans’ provisions. Company contributions consist of employer matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions.

Defined Benefit Pension Plans

The Gerstenslager Company Bargaining Unit Employees’ Pension Plan (the “Gerstenslager Plan”) is a non‑contributory pension plan, which covers certain employees based on age and length of service. Our contributions have complied with ERISA’s minimum funding requirements. Effective May 9, 2011, in connection with the formation of the ArtiFlex joint venture, the Gerstenslager Plan was frozen, which qualified as a curtailment under the applicable accounting guidance. We did not recognize a gain or loss in connection with the curtailment of the Gerstenslager Plan. During fiscal 2019, the Gerstenslager Plan was amended to allow certain inactive participants to take a lump sum settlement. During August 2022, we purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 31% of the total projected benefit obligation of the Gerstenslager Company Bargaining Unit Employees’ Pension Plan as of the purchase date. As a result of this transaction: 1) we incurred a non-cash settlement charge of $4,774 recorded in miscellaneous income (expense), net in our consolidated statements of earnings; 2) we were relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 220 beneficiaries.

As a result of our acquisition of Tempel on December 1, 2021, we assumed approximately $40,160 of net pension and other postretirement benefit obligations under Tempel’s defined benefit domestic funded pension plan, an unfunded supplemental executive retirement (SERP) plan, and a domestic unfunded postretirement plan. Effective December 31, 2010, Tempel froze its defined benefit domestic funded pension plan. Upon retirement, participants in this plan will receive the benefit they had accrued as of July 16, 2018. No further pension benefit will be earned by the participants of this plan after December 31, 2010. See “Note Q - Acquisitions” for additional information related to the acquisition of Tempel.

Net Periodic Pension Costs

The following table summarizes the components of net periodic pension costs for our defined benefit pension plans for the prior three fiscal years:

(In thousands)	2023	2022	2021
Defined benefit plans:
Interest cost	$4,393	$2,621	$1,205
Return on plan assets	(5,092)	(4,473)	(4,289)
Net amortization and deferral costs	191	546	3,058
Settlement cost (1)	4,774	1,357	18
Defined contribution plans	19,600	18,036	17,562
Net periodic benefit cost	$23,866	$18,087	$17,554

(1)
Relates to the settlement of certain participant balances within the Gerstenslager Plan.

During fiscal 2023 and fiscal 2022, we also incurred $135 and $85, respectively, in net periodic benefit cost related to the Tempel Steel Company Postretirement Benefit Plan.

Weighted Average Rates

The following weighted-average assumptions were used to determine the unfunded benefit obligation and net periodic benefit cost:

	2023	2022	2021
Benefit obligation:
Discount rate	4.78%	4.27%	2.90%
Net periodic pension cost:
Discount rate	4.25%	2.74%	2.65%
Expected long-term rate of return	6.25%	6.75%	7.00%

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

Funded Status

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status for our defined benefit plans:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation, beginning of year	$113,567	$41,195	$4,077	$-
Service cost	-	-	18	15
Interest cost	4,391	2,621	168	70
Plan amendments	-	-	(441)	-
Actuarial gain	(5,420)	(24,755)	(281)	(873)
Benefits paid	(6,662)	(4,511)	(174)	(125)
Settlements	(9,446)	(2,929)	-	-
Participant contributions	-	-	-	8
Benefit obligations acquired	-	101,946	-	4,982
Benefits obligation, end of year	$96,430	$113,567	$3,367	$4,077

Change in plan assets
Fair value, beginning of year	$83,393	$33,136	$-	$-
Return on plan assets	(1,137)	(11,379)	-	-
Company contributions	6,837	2,308	174	117
Benefits paid	(6,662)	(4,511)	(174)	(125)
Settlements	(9,446)	(2,929)	-	-
Participant contributions	-	-	-	8
Plan assets acquired	-	66,768	-	-
Fair value, end of year	72,985	83,393	-	-
Funded status	$(23,445)	$(30,174)	$(3,367)	$(4,077)

Amounts recognized in our consolidated balance sheets consist of:
Other liabilities	$(23,445)	$(30,174)	$(3,367)	$(4,077)
AOCI	2,580	6,736	(1,544)	(873)

Amounts recognized in AOCI consist of:
Net loss (income)	$2,580	$6,736	$(1,103)	$(873)
Net prior service (credit)/cost	-	-	(441)	-
Total	$2,580	$6,736	$(1,544)	$(873)

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the prior two fiscal years:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Net (gain) loss	$809	$(8,903)	$(281)	$(873)
Amortization of net (gain) loss	(191)	(546)	(441)	-
Settlement cost	(4,774)	(1,357)	50	-
Total recognized in other comprehensive income	$(4,156)	$(10,806)	$(672)	$(873)
Total recognized in net periodic benefit cost and OCI	$110	$(10,704)	$(536)	$(787)

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

Fair Value of Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2023:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment:
Cash and cash equivalents	$13,935	$13,935	$-	$-
Fixed-income funds	30,168	30,168	-	-
Equity funds	20,069	20,069	-	-
Administrative funds	-	-	-	-
Commingled fund investments
measured at net asset value (1):
Hedge funds	8,813	-	-	-
Total	$72,985	$64,172	$-	$-

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2022:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment:
Cash and cash equivalents	$1,238	$1,238	$-	$-
Fixed-income funds	11,287	11,287	-	-
Equity funds	37,352	37,352	-	-
Administrative funds	2,946	2,946	-	-
Commingled fund investments
measured at net asset value (1):
Fixed-income funds	21,056	-	-	-
Hedge funds	9,514	-	-	-
Total	$83,393	$52,823	$-	$-

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

Plan assets for the defined benefit plans consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2023	2022
Asset category:
Equity securities	27%	45%
Fixed-income funds	41%	39%
Hedge funds	12%	11%
Other	19%	5%
Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plans is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plans’ respective liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments. We are expected to contribute approximately $1,669 to the defined benefit and OPEB plans during fiscal 2024. However, we reserve the right to make additional contributions.

Estimated Future Benefits Payments

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit and other postretirement plans during future fiscal years as follows:

(In thousands)	Pension Benefits	Other Benefits
2024	$6,741	$296
2025	$6,597	$291
2026	$6,725	$283
2027	$7,105	$274
2028	$7,205	$267
2029-2033	$33,668	$1,209

Commercial law requires us to pay severance and service benefits to employees at our Austrian Sustainable Energy Solutions location. Severance benefits must be paid to all employees hired before December 31, 2002. Employees hired after that date are covered under a governmental plan that requires us to pay benefits as a percentage of compensation (included in payroll tax withholdings). Service benefits are based on a percentage of compensation and years of service. The accrued liability for these unfunded plans was $6,045 and $6,249 at May 31, 2023 and 2022, respectively, and was included in other liabilities on our consolidated balance sheets. Net periodic pension cost for these plans did not have a significant impact to our consolidated financial statements for all periods presented. The assumed salary rate increase was 2.75% for each of fiscal 2023, fiscal 2022 and fiscal 2021. The discount rate at May 31, 2023, 2022 and 2021 was 4.00%, 1.90%, and 1.10%, respectively. Each discount rate was based on a published corporate bond rate with a term approximating the estimated benefit payment cash flows and is consistent with European and Austrian regulations.
Note N – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

(In thousands)	2023	2022	2021
U.S. based operations	$308,719	$470,248	$897,601
Non – U.S. based operations	36,649	44,038	20,116
Earnings before income taxes	345,368	514,286	917,717
Less: Net earnings attributable to noncontrolling interests (1)	12,642	19,878	17,655
Earnings before income taxes attributable to controlling interest	$332,726	$494,408	$900,062

(1)
Net earnings attributable to noncontrolling interests are not taxable to us.

Significant components of income tax expense (benefit) for the prior three fiscal years were as follows:

(In thousands)	2023	2022	2021
Current
Federal	$69,919	$79,674	$160,903
State and local	7,774	8,704	6,018
Foreign	14,033	7,469	4,524
Subtotal	91,726	95,847	171,445
Deferred
Federal	(9,682)	19,398	6,668
State and local	(2,122)	2,576	(391)
Foreign	(3,724)	(2,799)	(1,455)
Subtotal	(15,528)	19,175	4,822
Total	$76,198	$115,022	$176,267

A reconciliation of the federal statutory corporate income tax rate to total tax provision for the prior three fiscal years follows:

	2023	2022	2021
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	1.7	2.3	0.8
Non-U.S. income taxes at other than federal statutory rate	0.9	(0.9)	(0.3)
Excess benefit related to share-based payment awards	(0.2)	(0.2)	(0.5)
Nondeductible executive compensation	1.1	0.9	0.6
Oil & Gas capital stock loss	-	-	(1.5)
Other	(1.6)	0.2	(0.5)
Effective tax rate attributable to controlling interest	22.9%	23.3%	19.6%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 22.1%, 22.4% and 19.2% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Net earnings attributable to noncontrolling interests are primarily a result of our Samuel, WSP, Spartan, and TWB consolidated joint ventures. The earnings attributable to the noncontrolling interests in Samuel, WSP, Spartan and TWB’s U.S. operations do not generate tax expense to us since the investors in Samuel, WSP, Spartan and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated tax expense.

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

The total amount of unrecognized tax benefits was $4,663, $4,706 and $3,836 as of May 31, 2023, 2022 and 2021, respectively. As of May 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate attributable to controlling interest was $3,896. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2023, 2022 and 2021, we had accrued liabilities of $621, $367 and $12, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

(In thousands)
Balance at May 31, 2022	$4,706
Increases - tax positions taken in prior years	-
Decreases - tax positions taken in prior years	-
Increases - tax positions taken in prior years	-
Increases - current tax positions	-
Settlements	-
Lapse of statutes of limitations	(43)
Balance at May 31, 2023	$4,663

Approximately $9 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal - 2020 and forward
•
U.S. State and Local - 2019 and forward
•
Austria - 2020 and forward
•
Canada - 2018 and forward
•
China - 2021 and forward
•
India - 2017 and forward
•
Mexico - 2008, 2009, 2018 and forward
•
Portugal - 2019 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

(In thousands)	2023	2022
Deferred tax assets
Accounts receivable	$1,929	$1,695
Inventories	6,195	6,291
Accrued expenses	30,157	28,981
Net operating loss carry forwards	10,700	8,178
Stock-based compensation	6,226	5,432
Derivative contracts	2,242	-
Operating lease - ROU liability	8,390	10,443
Other	2,523	1,588
Total deferred tax assets	68,362	62,608
Valuation allowance for deferred tax assets	(5,480)	(5,878)
Net deferred tax assets	62,882	56,730
Deferred tax liabilities
Property, plant and equipment	(60,771)	(58,433)
Intangibles	(69,175)	(69,426)
Investment in affiliated companies, principally due to undistributed earnings	(23,073)	(28,274)
Operating lease - ROU asset	(8,091)	(10,354)
Derivative contracts	-	(412)
Other	(3,221)	(4,963)
Total deferred tax liability	(164,331)	(171,862)
Net deferred tax liability	$(101,449)	$(115,132)

At May 31, 2023, we had tax benefits for federal net operating loss carry forwards of $1,636, with no expiration date, tax benefits for state net operating loss carry forwards of $4,640 that expire from fiscal 2024 to no expiration date, and tax benefits for non-U.S. net operating loss carryforwards of $ 4,424 that expire from fiscal 2032 to no expiration date.

The valuation allowance for deferred tax assets of $5,480 on May 31, 2023, is associated primarily with the state net operating loss carry forwards and relates to our former Steel Processing facility in Decatur, Alabama, and our former Engineered Cabs facility in Tennessee.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note O – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the prior three fiscal years:

(In thousands, except per common share amounts)	2023	2022	2021
Numerator (basic & diluted):
Net earnings attributable to controlling interest - income available to
common shareholders	$256,528	$379,386	$723,795
Denominator:
Denominator for basic earnings per common share attributable to controlling
interest - weighted average common shares	48,566	49,940	52,701
Effect of dilutive securities	820	1,053	1,216
Denominator for diluted earnings per common share attributable to controlling
interest - adjusted weighted average common shares	49,386	50,993	53,917
Basic earnings per common share attributable to controlling interest	$5.28	$7.60	$13.73
Diluted earnings per common share attributable to controlling interest	$5.19	$7.44	$13.42

Stock options covering 133 and 51 common shares for fiscal 2023 and fiscal 2022, respectively, have been excluded from the computation of diluted earnings per common share because the effect of their inclusion would have been anti-dilutive. There were no anti-dilutive securities for fiscal 2021.

Note P – Segment Data

Our operations are managed principally on a products and services basis. Factors used to identify reportable segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

Effective June 1, 2021, we reorganized the management structure of our Pressure Cylinders business to better align around the end markets which it served, resulting in three new operating segments: Consumer Products, Building Products and Sustainable Energy Solutions. Our Steel Processing operating segment was not impacted by these changes. A discussion of each of our reportable segments is included below.

Steel Processing: This operating segment is a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions and a provider of electrical steel laminations. This segment includes our three consolidated operating joint ventures: Samuel, Spartan, and TWB. It also includes WSP, which became a non-operating joint venture on October 31, 2022, when we sold the remaining net assets of the joint venture. See “Note F – Restructuring and Other (Income) Expense, Net” for additional information. Spartan operates a cold-rolled, hot-dipped coating line and TWB operates a laser welded blanking business. WSP served primarily as a toll processor and its services included slitting, blanking, cutting-to-length, laser blanking, and warehousing. Samuel operates steel pickling facilities in Ohio. Steel Processing is an intermediate processor of carbon flat-rolled steel. This operating segment’s processing capabilities include cold reducing, configured blanking, cutting-to-length, dry-lube, hot dip coating, annealing, laser welding, pickling, slitting, oscillate slitting, temper rolling, tension leveling, and non-metallic coating, including acrylic and paint coating, aluminum die casting, progressive stamping and notching, and transformer core winding and blank sheet stacking. Steel Processing sells to customers principally in the automotive, aerospace, agricultural, appliance, construction, container, energy, hardware, heavy-truck, HVAC, lawn and garden, leisure and recreation, office furniture and office equipment end markets. Steel Processing also toll processes steel for steel mills, large end-users, service centers and other processors. Toll processing is different from typical steel processing in that the mill, end-user or other party retains title to the steel and has the responsibility for selling the end product. The percentage of our consolidated net sales generated by the Steel Processing operating segment was approximately 71.1%, 75.0% and 64.9%, in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Consumer Products: This operating segment consists of products in the tools, outdoor living and celebrations end markets sold under market-leading brands that include Coleman® (licensed), Bernzomatic®, Balloon Time®, Mag-Torch®, General®, Garden-Weasel®, Pactool International®, Hawkeye™, Level5® and Worthington Pro Grade™. These include propane-filled cylinders for torches, camping stoves and other applications, LPG cylinders, handheld torches, helium-filled balloon kits, specialized hand tools and instruments and drywall tools and instruments sold primarily to mass merchandisers, retailers and distributors. LPG cylinders, which hold fuel for barbeque grills and recreational vehicle equipment, are also sold through cylinder exchangers. The percentage of our consolidated net sales generated by the Consumer Products operating segment was approximately 14.0%, 12.1% and 16.5% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Building Products: This operating segment sells refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products, which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks. The percentage of our consolidated net sales generated by the Building Products operating segment was approximately 11.9%, 10.3% and 12.7% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Sustainable Energy Solutions: This operating segment, which is primarily based in Europe, sells onboard fueling systems and services, as well as gas containment solutions and services for storage, transport and distribution of industrial gases. It includes high pressure and acetylene cylinders for life support systems and alternative fuel cylinders used to hold CNG and hydrogen for automobiles, buses, and light-duty trucks. The percentage of our consolidated net sales generated by the Sustainable Energy Solutions operating segment was approximately 3.0%, 2.5% and 4.3% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Other: Divested businesses historically reported within our former Pressure Cylinders operating segment but no longer included in our management structure are presented within the “Other” category, on a historical basis, through the date of disposal. For the periods presented, these include the following: SCI (until March 2021); Oil & Gas Equipment (until January 2021); and Cryogenic Storage and Cryo-Science (until October 2020). The Other category also includes certain income and expense items not allocated to our operating segments.

Prior period financial information has been revised to reflect the operating results and financial position of the new operating segments. Historical financial information presented herein reflects this change.

Concurrent with the change in management structure described above, the profit measure that our Chief Operating Decision Maker (“CODM”) uses to assess segment performance and allocate resources was changed from operating income to adjusted EBIT. EBIT is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring charges (gains), but may also exclude other items that management believes are not reflective of, and thus should not be included when evaluating, the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating segment performance, engage in financial and operational planning and determine incentive compensation.

For the periods presented, equity income from our unconsolidated joint ventures is included in the measurement of reportable segment profit as shown in the table below. The related investment balances are included in segment net assets in the same manner.

Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other
Serviacero Worthington	N/A	WAVE	N/A	Workhorse
ClarkDietrich

The accounting policies of the reportable segments are described in “Note A – Summary of Significant Accounting Policies.” Inter-segment sales are not material.

The following tables present summarized financial information for our reportable segments for the past three fiscal years:

	2023
(In thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$3,497,896	$686,319	$586,059	$146,118	$-	$4,916,392
Capital expenditures	45,133	13,635	17,819	6,495	3,284	86,366
Depreciation and amortization	66,383	15,734	17,856	6,319	6,508	112,800
Impairment of long-lived assets	2,112	-	484	-	-	2,596
Restructuring and other (income) expense, net	(4,204)	213	597	-	(1,177)	(4,571)
Separation costs	-	-	-	-	24,048	24,048
Miscellaneous income (expense), net	3,270	(205)	349	199	(4,840)	(1,227)
Equity in net income of unconsolidated affiliates	7,725	-	166,427	-	(13,165)	160,987
Adjusted EBIT (1)	121,686	78,047	204,611	917	(3,199)	402,062

(1)
Excludes the following:
•
Impairment of long-lived assets because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical and current financial results;
•
Restructuring activities such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions;
•
A non-cash settlement charge of $4,774 in miscellaneous income (expense), net within Other related to the pension lift-out transaction associated with the Gerstenslager Plan and described further in “Note M – Employee Pension Plans;”
•
A loss of $16,059 for the settlement of final transaction costs within Other related to the sale of our 50% noncontrolling equity investment in ArtiFlex effective August 3, 2022;
•
Separation costs of $24,048 within Other related to direct and incremental costs incurred in connection with the anticipated Separation, including audit, advisory, and legal costs;
•
A pre-tax gain of $2,063 within Other related to a sale-leaseback transaction at Workhorse during fiscal 2023; and
•
Noncontrolling interest portion of impairment of long-lived assets and restructuring gains of $1,734 within Steel Processing.

	2022
(In thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$3,933,021	$636,478	$541,757	$130,954	$9	$5,242,219
Capital expenditures	35,898	13,375	31,064	6,445	7,818	94,600
Depreciation and amortization	55,771	10,919	18,112	6,554	7,471	98,827
Impairment of long-lived assets	3,076	-	-	-	-	3,076
Restructuring and other income, net	(14,480)	-	(35)	(143)	(2,438)	(17,096)
Miscellaneous income (expense), net	862	(76)	240	64	1,624	2,714
Equity in net income of unconsolidated affiliates	29,787	-	176,498	-	7,356	213,641
Adjusted EBIT (2)	203,272	94,302	216,608	(6,236)	8,564	516,510

(2)
Excludes the following:
•
Impairment of long-lived assets because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical and current financial results;

•
Restructuring activities such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions;
•
Noncontrolling interest portion of impairment of long-lived assets charges and restructuring income of $4,785.

	2021
(In thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$2,059,397	$523,697	$402,038	$134,890	$51,407	$3,171,429
Capital expenditures	28,306	13,334	22,705	8,652	9,181	82,178
Depreciation and amortization	40,870	10,145	17,321	6,699	12,619	87,654
Impairment of long-lived assets	-	506	1,423	-	11,810	13,739
Restructuring and other expense, net	1,883	41	256	10,293	43,624	56,097
Incremental expenses related to Nikola gains	-	-	-	-	50,624	50,624
Miscellaneous income (expense), net	(371)	(512)	194	203	2,649	2,163
Equity in net income of unconsolidated affiliates	15,965	-	103,447	-	3,913	123,325
Adjusted EBIT (3)	208,175	74,936	117,904	4,961	(10,505)	395,471

(3)
Excludes the following:
•
Impairment of long-lived assets because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical and current financial results;
•
Restructuring activities such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions;
•
Noncontrolling interest portion of restructuring expense of $295;
•
Gain on investment in Nikola of $655,102 and incremental expenses related to Nikola gains of $50,624.

Total assets for each of our reportable segments as of the end of the past two fiscal years were as follows:

	May 31,	May 31,
(In thousands)	2023	2022
Steel Processing	$1,758,981	$2,082,522
Consumer Products	615,430	577,026
Building Products	635,650	681,188
Sustainable Energy Solutions	129,872	114,084
Other	510,985	188,203
Total Assets	$3,650,918	$3,643,023

The following table presents net sales by geographic region for the past three fiscal years:

(In thousands)	2023	2022	2021
North America	$4,268,082	$4,937,396	$2,956,962
International	648,310	304,823	214,467
Total	$4,916,392	$5,242,219	$3,171,429

The following table presents property, plant and equipment, net, by geographic region as of the end of the past two fiscal years:

(In thousands)	2023	2022
North America	$575,965	$595,261
International	99,689	101,079
Total	$675,654	$696,340

Note Q – Acquisitions

Level 5 Tools, LLC (fiscal 2023)

On June 2, 2022, we acquired Level5, a leading provider of drywall tools and related accessories. The total purchase price was $59,321, including $2,000 attributed to an earnout agreement with the selling shareholders, that provides for up to an additional $25,000 of cash consideration should certain earnings targets be met annually through calendar year 2024. The earnout agreement also requires continued employment of a selling shareholder during the duration of the earnout period. Accordingly, payments to this key employee, to the extent earned, will be accounted for as post-combination compensation expense. As of May 31, 2023, there was no accrual recorded for anticipated payments under the second earnout period ending December 31, 2023.

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

		Measurement
	Preliminary	Period	Final
(In thousands)	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,515	$-	$1,515
Accounts receivable	2,860	-	2,860
Inventories	9,161	-	9,161
Prepaid expenses	64	-	64
Property, plant and equipment	273	-	273
Intangible assets	33,580	-	33,580
Operating lease assets	377	-	377
Total identifiable assets	47,830	-	47,830
Accounts payable	(3,175)	-	(3,175)
Accrued expenses	(904)	151	(753)
Current operating lease liabilities	(111)	-	(111)
Noncurrent operating lease liabilities	(266)	-	(266)
Net identifiable assets	43,374	151	43,525
Goodwill	15,947	-	15,947
Total purchase price	59,321	151	59,472
Less: Fair value of earnout	(2,000)	-	(2,000)
Plus: Net working capital deficit	282	(151)	131
Cash purchase price	$57,603	$-	$57,603

Shiloh Industries’ U.S. BlankLight® (fiscal 2022)

On June 8, 2021, our Steel Processing operating segment, along with our 55% consolidated joint venture TWB, acquired certain assets of Shiloh’s U.S. BlankLight® business. The purchase price for the acquisition was cash consideration of approximately $104,506, after closing adjustments. The Shiloh business is being primarily operated by TWB and is part of the Steel Processing segment and the operating results of the Shiloh business have been included in our consolidated statements of earnings since the date of acquisition. Proforma results of the Shiloh business, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results. Net sales and net earnings since the beginning of fiscal 2021, would not be materially different than the reported results.

The acquisition consisted of three laser welding facilities that are being operated as part of our TWB joint venture and one blanking facility that is being operated as part of our core Steel Processing operations. Approximately $19,500 of the total goodwill relates to TWB, which will be treated as a separate reporting unit for purposes of goodwill impairment testing.

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

Tempel Steel Company (fiscal 2022)

On December 1, 2021, our Steel Processing operating segment completed its acquisition of Tempel, a leading global manufacturer of precision motor and transformer laminations for the electrical steel market that includes transformers, machine motors and electric vehicle (EV) motors for cash consideration of $272,208 net of cash acquired, plus the assumption of certain long-term liabilities. The acquisition was funded primarily with cash on hand and some borrowing under our Credit Facility. Total acquisition-related expenses of $1,924 were incurred in fiscal 2022.

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

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Final
(In thousands)	Valuation	Adjustments	Valuation
Cash	$17,098	$-	$17,098
Accounts receivable	88,672	801	89,473
Inventories	59,927	-	59,927
Other current assets	10,666	(18)	10,648
Property, plant and equipment	147,441	-	147,441
Intangible assets	41,000	-	41,000
Operating lease assets	4,098	-	4,098
Total identifiable assets	368,902	783	369,685
Accounts payable	(49,777)	-	(49,777)
Notes payable	(6,270)	-	(6,270)
Accrued liabilities	(17,501)	64	(17,437)
Current operating lease liabilities	(1,614)	-	(1,614)
Noncurrent operating lease liabilities	(2,484)	-	(2,484)
Other non-current liabilities (1)	(40,110)	2,287	(37,823)
Net identifiable assets	251,146	3,134	254,280
Goodwill	38,462	(3,436)	35,026
Purchase price	$289,608	$(302)	$289,306

(1)
Includes $40,160 of net pension and other postretirement benefit obligations assumed as part of the Tempel acquisition. The excess of projected benefit obligations over the fair value of the plans’ assets was recognized as a liability in accordance with ASC 715 using key inputs including, but not limited to, discount rates and expected rates of return on the plans’ assets. See “Note M - Employee Pension Plans” for additional information.

Operating results of Tempel have been included in our consolidated statements of earnings since December 1, 2021, the date of acquisition. During the fiscal 2022, Tempel contributed net sales of $278,182 and operating income of $8,609, which included acquisition-related costs of approximately $1,924 and incremental cost of goods sold of $3,820 due to the write-up of inventory to its estimated acquisition-date fair value.

The following unaudited pro forma information for the past two fiscal years presents consolidated financial information as if Tempel had been acquired at the beginning of fiscal 2021. Depreciation and amortization expense included in the pro forma results reflect the acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Tempel assuming a June 1, 2020 acquisition date. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted above have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2020.

	2022	2021
Net sales	$5,841,097	$3,490,167
Net earnings attributable to controlling interest	$398,361	$724,631
Diluted earnings per common share attributable to controlling interest	$7.81	$13.44

PTEC Pressure Technology GmbH (“PTEC”) (fiscal 2021)

On January 4, 2021, we acquired PTEC, a leading independent designer and manufacturer of valves and components for high pressure hydrogen and compressed natural gas storage, transport and onboard fueling systems. The PTEC business is being operated as part of the industrial products business within our Sustainable Energy Solutions operating segment. The total purchase price was $10,784. In connection with this acquisition, we recognized total intangible assets of $9,247, including goodwill of $3,785. The remaining purchase price was primarily allocated to personal property and working capital.

General Tools & Instruments Company LLC (“GTI”) (fiscal 2021)

On January 29, 2021, we acquired GTI, a provider of feature-rich, specialized tools in various categories including environmental health & safety, precision measurement & layout, home repair & remodel, lawn & garden and specific purpose tools, in a stock deal for cash consideration of $120,388, after adjustment for final working capital. The GTI business is being operated as part of the Consumer Products operating segment and GTI’s operating results have been included in our consolidated statements of earnings since the date of acquisition. We incurred total acquisition-related costs of $660 in fiscal 2021 related to the transaction.

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

The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill. GTI had a goodwill tax basis of $11,052 resulting from its previous acquisitions that will be deductible by us for income tax purposes.

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

We are exposed to counterparty credit risk on all of our derivative financial instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. Our net position with these counterparties fell below the predefined threshold in both fiscal 2023 and fiscal 2022. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note S – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2023:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$20	Accounts payable	$6,749
	Other assets	51	Other liabilities	379
		71		7,128

Foreign currency exchange contracts	Receivables	-	Accounts payable	33
		-		33

Subtotals		$71		$7,161

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2,539	Accounts payable	$8,604
	Other assets	-	Other liabilities	35
Subtotals		2,539		8,639

Total derivative financial instruments		$2,610		$15,800

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $7,576 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,040	Accounts payable	$4,517
	Other assets	-	Other liabilities	48
		1,040		4,565

Foreign currency exchange contracts	Receivables	-	Accounts payable	-
	Other assets	-	Other liabilities	17
		-		17

Subtotals		$1,040		$4,582

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$11,555	Accounts payable	$4,142
	Other assets	48	Other liabilities	24
		11,603		4,166

Foreign currency exchange contracts	Receivables	-	Accounts payable	255
		-		255

Subtotals		$11,603		$4,421

Total derivative financial instruments		$12,643		$9,003

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis, where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $6,300 increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes our cash flow hedges outstanding at May 31, 2023:

	Notional
(In thousands)	Amount	Maturity Date
Commodity contracts	$78,149	June 2023 - December 2024
Foreign currency exchange contracts	3,984	June 2023 - November 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2023 and fiscal 2022:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
(In thousands)	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2023:
Interest rate contracts	$-	Interest expense	$(27)
Commodity contracts	(23,068)	Cost of goods sold	(25,573)
Foreign currency exchange contracts	195	Miscellaneous income, net	142
Totals	$(22,873)		$(25,458)

For the fiscal year ended May 31, 2022:
Interest rate contracts	$-	Interest expense	$(26)
Commodity contracts	19,148	Cost of goods sold	98,873
Foreign currency exchange contracts	27	Miscellaneous income, net	5
Totals	$19,175		$98,852

The estimated net amount of the gains recognized in AOCI at May 31, 2023, expected to be reclassified into net earnings within the succeeding twelve months is not significant. This amount was computed using the fair value of the cash flow hedges at May 31, 2023, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2024.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2023:

	Notional
(In thousands)	Amount	Maturity Date
Commodity contracts	$172	June 2023 - December 2024

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2023 and fiscal 2022:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(In thousands)	Recognized in Earnings	2023	2022
Commodity contracts	Cost of goods sold	$(13,125)	$13,935
Foreign currency exchange contracts	Miscellaneous income, net	-	(266)
Total		$(13,125)	$13,669

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At May 31, 2023, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2,610	$-	$2,610
Total assets	$-	$2,610	$-	$2,610

Liabilities
Derivative financial instruments (1)	$-	$15,800	$-	$15,800
Total liabilities	$-	$15,800	$-	$15,800

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

Non-Recurring Fair Value Measurements

At May 31, 2023, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$2,623	$-	$2,623
Long-lived assets held and used (2)	-	70	-	70
Total assets	$-	$2,693	$-	$2,693

(1)
Comprised of the following: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets of Samuel's toll processing facility in Cleveland, Ohio. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.
(2)
Comprised of certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio which were written down to their estimated salvage value of $70. These assets continue to be held and used. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

At May 31, 2022, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$700	$-	$700
Total assets	$-	$700	$-	$700

(1)
Comprised of production equipment at the Samuel facility in Twinsburg, Ohio with an estimated fair market value of $700. Refer to “Note E – Goodwill and Other Long-Lived Assets” for additional information.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, net, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $639,948 and $684,830 at May 31, 2023 and 2022, respectively. The carrying amount of long-term debt, including current maturities, was $689,982 and $696,610 at May 31, 2023 and 2022, respectively.

Note T – Leases

We lease office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 37 years, some of which have renewal and termination options. Termination options are exercisable at our option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where we are reasonably certain to exercise that option and periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option.

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

The components of lease expense for fiscal 2023 and fiscal 2022 were as follows:

(In thousands)	2023	2022
Operating lease expense	$17,234	$15,726
Financing lease expense:
Amortization of leased assets	658	653
Interest on lease liabilities	119	124
Total financing lease expense	777	777
Short-term lease expense	4,351	2,991
Variable lease expense	572	612
Total lease expense	$22,934	$20,106

Other information related to our leases, as of and for the fiscal years ended May 31, 2023 and May 31, 2022, is provided below:

	2023		2022
(Dollars in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$12,393	$119	$13,514	$123
Financing cash flows	$-	$54	$-	$101
ROU assets obtained in exchange for lease liabilities	$16,272	$-	$75,986	$2
Weighted-average remaining lease term (in years)	12.07	36.45	13.48	37.36
Weighted-average discount rate	3.30%	3.75%	2.97%	3.75%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2023, were as follows:

(In thousands)	Operating Leases	Financing Leases
2024	$15,709	$177
2025	14,377	182
2026	12,682	186
2027	11,256	186
2028	9,653	187
Thereafter	61,273	5,105
Total	124,950	6,023
Less: imputed interest	(22,360)	(2,306)
Present value of lease liabilities	$102,590	$3,717

Note U – Related Party Transactions

We purchase from, and sell to, affiliated companies certain raw materials and services at prevailing market prices. Net sales to affiliated companies for fiscal 2023, fiscal 2022 and fiscal 2021 totaled $35,836, $82,516, and $41,426, respectively. Purchases from affiliated companies for fiscal 2023, fiscal 2022 and fiscal 2021 totaled $2,530, $12,389, and $5,000, respectively. Accounts receivable from affiliated companies were $3,642 and $3,551 at May 31, 2023 and 2022, respectively. Accounts payable to affiliated companies were $7 and $12 at May 31, 2023 and 2022, respectively.

Note V - Subsequent Events

On June 29, 2023, we terminated the AR Facility because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

On July 28, 2023, we redeemed in full the 2026 Notes resulting in a loss on early extinguishment of debt of approximately $1,534, primarily related to unamortized debt issuance costs and amounts deferred in AOCI associated with an interest rate swap on the notes. The redemption price approximated the par value of debt of $243,623 plus accrued interest.

WORTHINGTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance	Balance at End of Period
Fiscal 2023:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,292	$2,108	$(17)	$3,383
Fiscal 2022:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$608	$959	$(275)	$1,292
Fiscal, 2021:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$1,521	$(254)	$(659)	$608

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that Worthington Industries files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Worthington Industries’ principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of Worthington Industries’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10-K (the fiscal year ended May 31, 2023). Based on that evaluation, Worthington Industries’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2023) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Worthington Industries and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of Worthington Industries and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Worthington Industries and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Worthington Industries and its consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of Worthington Industries’ principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations, except for those of Level5, which was acquired in fiscal 2023. The total assets and net sales of the acquired Level5 business represented $63.5 million and $33.5 million of the consolidated total assets and the consolidated net sales of the Company, respectively, as of and for our fiscal year ended May 31, 2023.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2023. The results of management’s assessment were reviewed with the Audit Committee of the Board.

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

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated July 31, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Level 5 Tools, LLC during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023, Level 5 Tools, LLC’s internal control over financial reporting associated with total assets of $63.5 million and total revenues of $33.5 million included in the consolidated financial statements of the Company as of and for the year ended May 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Level 5 Tools, LLC.

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

July 31, 2023

Item 9B. – Other Information

None.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Worthington Industries and the nominees for re-election as directors of Worthington Industries at the Annual Meeting of Shareholders to be held on September 27, 2023 (the “2023 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1: Election of Directors” in Worthington Industries’ definitive Proxy Statement relating to the 2023 Annual Meeting (the “2023 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of fiscal 2023.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Industries is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Information about our Executive Officers” in Part I of this Form 10-K.

Procedures by which Shareholders may Recommend Nominees to Worthington Industries’ Board of Directors

Information concerning the procedures by which shareholders of Worthington Industries may recommend nominees to the Board is incorporated herein by reference from the disclosure to be included under the captions “Corporate Governance – Committees of the Board – Nominating and Governance Committee” and “Corporate Governance – Nominating Procedures” in the 2023 Proxy Statement. These procedures have not materially changed from those described in Worthington Industries’ definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on September 28, 2022.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S‑K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance – Committees of the Board – Audit Committee” in the 2023 Proxy Statement.

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

Item 11. – Executive Compensation

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation – Compensation Discussion and Analysis,” “Fiscal 2023 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2023 Year-End.” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Annual Cash Incentive Bonus Awards Granted to NEOs for Fiscal 2024,” “Long-Term Performance Awards, Option Awards, and Restricted Common Share Awards Granted to NEOs in Fiscal 2024,” “Potential Payments Upon Termination or Change in Control,” “CEO Pay Ratio,” “Compensation of Directors” and “Director Compensation for Fiscal 2023,” in the 2023 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Executive Compensation — Compensation Committee Report” in the 2023 Proxy Statement.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Shares of Worthington Industries

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure in respect of John P. McConnell to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and from the disclosure to be included under the caption “Transactions With Certain Related Persons” in the 2023 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Corporate Governance – Director Independence” and “Transactions With Certain Related Persons” in the 2023 Proxy Statement.

Item 14. – Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Columbus, Ohio, Auditor Firm ID: 185.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Audit Committee Matters – Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters – Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets at May 31, 2023 and 2022

Consolidated Statements of Earnings for the fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Equity for the fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2023, 2022 and 2021

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

Item 16. – Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit	Location
2.1	Equity Interest Purchase Agreement, dated as of October 29, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc., and Tempel Steel Company. ^	Incorporated herein by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K dated November 1, 2021, and filed with the SEC on the same date (SEC File No. 1-8399)

3.1	Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 P	Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (SEC File No. 0-4016) (filed in paper)

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

4.2

Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee [NOTE: The Second Supplemental Indenture relates to the 4.55% Notes Due April 15, 2026 that were redeemed in full on July 28, 2023.]

Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.3

Form of 4.55% Global Note Due April 15, 2026 (included as Exhibit A in Exhibit 4.2 incorporated by reference in this Annual Report on Form 10-K) [NOTE: The 4.55% Notes Due April 15, 2026 were redeemed in full on July 28, 2023.]

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same date (SEC File No. 1-8399)

4.4	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Industries, Inc. and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

4.5	Form of 4.300% Global Note due August 1, 2032 (included as Exhibit A in Exhibit 4.4 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Registrant’s Current Report on Form 8-K dated July 28, 2017 and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
4.6

Note Agreement, dated as of August 10, 2012, between Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2012 and filed with the SEC on the same date (SEC File No. 1-8399)

4.7	Form of 4.60% Senior Note due August 10, 2024 (included as Exhibit A in Exhibit 4.6 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.1 (and included as Exhibit A within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 15, 2012, and filed with the SEC on the same date (SEC File No. 1-8399)

4.8

Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399)

4.9

Amendment No. 2 to Note Agreement, dated August 23, 2019, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.10

Amendment No. 3 to Note Agreement, dated May 4, 2022, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015 and Amendment No. 2 to Note Agreement dated August 23, 2019), among Worthington Industries, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand

Incorporated herein by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
4.11

Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2019, and filed with the SEC on the same date (SEC File No., 1-8399)

4.12

Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated May 4, 2022, with reference to the Note Purchase and Private Shelf Agreement, dated as of August 23, 2019, among Worthington Industries, Inc., Worthington Industries International S.à r.l. and Worthington Cylinders GmbH, on the one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Legacy Insurance Company of New Jersey, on the other hand

Incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (SEC File No. 1-8399).

4.13

Form of 1.56% Series A Senior Note due August 23, 2021 issued on August 23, 2019 by Worthington Industries International S.à r.l. (included as Exhibit A-1 within Exhibit 4.1 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.1 (and included as Exhibit A-1 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.14

Form of 1.90% Series B Senior Note due August 23, 2034 issued on August 23, 2019 by Worthington Cylinders GmbH (included as Exhibit A-2 within Exhibit 4.13 incorporated by reference in this Annual Report on Form 10-K)

Incorporated herein by reference to Exhibit 4.1 (and included as Exhibit A-2 within Exhibit 4.1) to the Registrant’s Current Report on Form 8-K dated August 28, 2019 and filed with the SEC on the same date (SEC File No. 1-8399)

4.15	Guaranty Agreement, dated as of August 23, 2019, from Worthington Industries, Inc. in favor of the Holders (as defined in the Guaranty Agreement)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2019, and filed with the SEC on the same date (SEC File No. 1-8399)

4.16	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

4.17	Description of Capital Stock of Worthington Industries, Inc.	Incorporated herein by reference to Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

4.18

Third Amended and Restated Credit Agreement, dated as of August 20, 2021, among Worthington Industries, Inc., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Lenders and Syndication Agents; U.S. Bank National Association, Wells Fargo Bank, National Association, The Huntington National Bank, Fifth Third Bank, National Association, The Northern Trust Company and BMO Harris Bank, N.A., as Lenders; and Truist Bank (as successor to Branch Banking and Trust Company), as a Departing Lender; with U.S. Bank National Association, Wells Fargo Bank, National Association and The Huntington National Bank serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Bank of America, N.A. serving as Joint Bookrunners and Joint Lead Arrangers

Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 25, 2021, and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
4.19

Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 10, 2023, among Worthington Industries, Inc. and PNC Bank, National Association, as Administrative Agent, under the Third Amended and Restated Credit Agreement dated as of August 20, 2021, by and among Worthington Industries, Inc., the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders and the Administrative Agent

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

10.14

First Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013)*

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 1, 2013, and filed with the SEC on the same date (SEC File No. 1-8399)

10.15

Second Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment adopted on June 26, 2013; effective as of September 26, 2013 when approved by shareholders)*

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 1, 2013, and filed with the SEC on the same date (SEC File No. 1-8399)

10.16	Third Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.17

Fourth Amendment to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Fourth Amendment adopted as of June 26, 2019;effective September 25, 2019 when approved by shareholders) *

Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2019, and filed with the SEC on the same date (SEC File No. 1-8399)

10.18	Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto)*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2019, and filed with the SEC on the same date (SEC File No. 1-8399)

10.19

Form of Restricted Stock Award Agreement for awards granted after October 10, 2019 entered into by Worthington Industries, Inc. in order to evidence the grant of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Filed herewith

Exhibit	Description of Exhibit	Location
10.20	Worthington Industries, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2016, and filed with the SEC on the same date (SEC File No. 1-8399)

10.21	Worthington Industries, Inc. 2010 Stock Option Plan*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 5, 2010, and filed with the SEC on the same date (SEC File No. 1-8399)

10.22	First Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (First Amendment adopted June 26, 2013; effective September 26, 2013 when approved by shareholders) *	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated October 1, 2013, and filed with the SEC on the same date (SEC File No. 1-8399)

10.23	Second Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017)*	Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399)

10.24	Third Amendment to the Worthington Industries, Inc. 2010 Stock Option Plan (adopted June 24, 2020; effective September 23, 2020 when approved by shareholders)*	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2020, and filed with the SEC on the same date (SEC File No.1-8399)

10.25	Worthington Industries, Inc. 2010 Stock Option Plan (as amended by First Amendment, Second Amendment and Third Amendment thereto)*	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 28, 2020, and filed with the SEC on the same date (SEC File No. 1-8399)

10.26	Worthington Industries, Inc. Annual Incentive Plan for Executives*	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2008, and filed with the SEC on the same date (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.27	First Amendment to the Worthington Industries, Inc. Annual Incentive Plan for Executives (adopted on June 26, 2013; effective September 26, 2013 when approved by shareholders)*	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated October 1, 2013, and filed with the SEC on the same date (SEC File No. 1-8399)

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

10.29	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc.*	Filed herewith

10.30	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2014 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (SEC File No. 1-8399).

10.31	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2015 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (SEC File No. 1-8399).

10.32	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2016 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (SEC File No. 1-8399).

10.33	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2017 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (SEC File No. 1-8399)

10.34	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2018 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (SEC File No. 1-8399).

10.35	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2019 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (SEC File No. 1-8399)

Exhibit	Description of Exhibit	Location
10.36	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2020 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (SEC File No. 1-8399)

10.37	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2021 for then Named Executive Officers*	Incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (SEC File No. 1-8399).

10.38	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2022 for then Named Executive Officers *	Incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (SEC File No. 1-8399)

10.39	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2023 for then Named Executive Officers *	Incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (SEC File No. 1-8399).

10.40	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2024 for Named Executive Officers*	Filed herewith

10.41

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

10.42

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

10.43	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each executive officer of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

10.44	Form of Indemnification Agreement entered into between Worthington Industries, Inc. and each non-employee director of Worthington Industries, Inc.*	Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (SEC File No. 1-8399)

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

10.46

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
10.47

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Eric M. Smolenski in order to evidence the grant, effective as of June 25, 2020, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020 (SEC File No. 1-8399)

10.48

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Joseph B. Hayek in order to evidence the grant, effective as of September 25, 2019, of 50,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (SEC File No. 1-8399)

10.49

Restricted Stock Award Agreement entered into by and between Worthington Industries, Inc. and Steven M. Caravati in order to evidence the grant, effective as of June 24, 2022, of 10,000 performance-based restricted common shares pursuant to the Worthington Industries, Inc. Amended and Restated 1997 Long-Term Incentive Plan*

Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 (SEC File No. 1-8399)

10.50

Receivables Financing Agreement, dated as of May 19, 2022, among Worthington Receivables Company, LLC, Worthington Industries, Inc., the persons that from time to time will be lenders party thereunder, PNC Bank, National Association, as administrator, and PNC Capital Markets LLC, as structuring agent (the “Receivables Financing Agreement”) [NOTE: The Receivables Financing Agreement was terminated by Worthington Receivables Company, LLC and Worthington Industries, Inc. on June 29, 2023.]

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 19, 2022, and filed with the SEC on the same date (SEC File No. 1-8399)

10.51

First Amendment to the Receivables Financing Agreement, dated as of October 6, 2022, among Worthington Receivables Company, LLC, Worthington Industries, Inc., PNC Bank, National Association and PNC Capital Markets LLC [NOTE: The Receivables Financing Agreement was terminated by Worthington Receivables Company, LLC and Worthington Industries, Inc. on June 29, 2023]

Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 (SEC File No. 1-8399)

10.52

Purchase and Sale Agreement, dated as of May 19, 2022, among Worthington Receivables Company, LLC, Worthington Steel Rome, LLC, The Worthington Steel Company, LLC and The Worthington Steel Company [NOTE: The Purchase and Sale Agreement was terminated by Worthington Receivables Company, LLC on June 29, 2023.]

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 19, 2022 and filed with the SEC on the same date (SEC File No. 1-8399)

10.53

Performance Guaranty, dated as of May 19, 2022, executed by Worthington Industries, Inc. in favor of PNC Bank, National Association, as administrator, for the benefit of PNC Bank, National Association and the other secured parties from time to time party to the Receivables Financing Agreement [NOTE: The Performance Guaranty was terminated by Worthington Industries, Inc. on June 29, 2023.

Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 19, 2022, and filed with the SEC on the same date (SEC File No. 1-8399)

21	Subsidiaries of Worthington Industries, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

Exhibit	Description of Exhibit	Location
23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Industries, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Date File	The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

^ The Disclosure Schedules and Exhibits referenced in the Equity Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. The Registrant will supplementally furnish a copy of any of the omitted Disclosure Schedules and Exhibits to the SEC on a confidential basis upon request.

* Indicates management contract or compensatory plan or arrangement.

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2023 and 2022;
(ii)
Consolidated Statements of Earnings for the fiscal years ended May 31, 2023, 2022 and 2021;
(iii)
Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2023, 2022 and 2021;
(iv)
Consolidated Statements of Equity for the fiscal years ended May 31, 2023, 2022 and 2021;
(v)
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2023, 2022 and 2021; and
(vi)
Notes to Consolidated Financial Statements – fiscal years ended May 31, 2023, 2022 and 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: July 31, 2023	By:	/s/ B. Andrew Rose
B. Andrew Rose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ B. Andrew Rose	July 31, 2023	President and Chief Executive Officer
B. Andrew Rose		(Principal Executive Officer)

/s/ Joseph B. Hayek	July 31, 2023	Vice President and Chief Financial Officer
Joseph B. Hayek		(Principal Financial Officer)

/s/ Steven R. Witt	July 31, 2023	Corporate Controller
Steven R. Witt		(Principal Accounting Officer)

*	*	Executive Chairman and a Director
John P. McConnell *	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
John B. Blystone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
Peter Karmanos, Jr.

*	*	Director
John H. McConnell II

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ B. Andrew Rose	Date: July 31, 2023
B. Andrew Rose
Attorney-In-Fact