Form 10-Q
period 2023-08-31
WORTHINGTON INDUSTRIES INC
filed 2023-10-04
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On September 29, 2023, the number of common shares, without par value, of the Registrant issued and outstanding was 49,965,441.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
outlook, strategy or business plans;
•
the intended separation (the “Separation”) of the Company’s Steel Processing business (“Worthington Steel”) from the Company’s other businesses (“New Worthington”), see “Note A – Basis of Presentation” for additional information related to the Separation;
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
•
the risks, uncertainties and impacts, for both the Company’s business and the planned Separation, related to the United Auto Workers (“UAW”) strikes against Ford, General Motors and Stellantis North America (the “Detroit Three automakers”), and the associated impact on companies that supply the Detroit Three automakers, the duration and scope of which are impossible to predict;
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
•
the uncertainty of obtaining regulatory approvals in connection with the Separation;
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
•
the impact of increasing environmental, greenhouse gas emission and sustainability regulations and considerations;
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
•
cyber security risks;
•
the effects of privacy and information security laws and standards; and
•
other risks described from time to time in the filings of Worthington Industries with the SEC, including those described in “PART I – Item 1A. — Risk Factors” of the Form 10-K of Worthington Industries for the fiscal year ended May 31, 2023 (“2023 Form 10-K”).

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

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$201,009	$454,946
Receivables, less allowances of $2,582 and $3,383 at August 31, 2023 and May 31, 2023, respectively	698,287	692,887
Inventories:
Raw materials	302,626	264,568
Work in process	192,344	183,248
Finished products	177,326	160,152
Total inventories	672,296	607,968
Income taxes receivable	2,593	4,198
Assets held for sale	1,979	3,381
Prepaid expenses and other current assets	115,692	104,957
Total current assets	1,691,856	1,868,337
Investments in unconsolidated affiliates	241,564	252,591
Operating lease assets	97,316	99,967
Goodwill	415,813	414,820
Other intangible assets, net of accumulated amortization of $116,912 and $112,202 at August 31, 2023 and May 31, 2023, respectively	310,030	314,226
Other assets	38,245	25,323
Property, plant and equipment:
Land	49,739	49,697
Buildings and improvements	309,752	308,669
Machinery and equipment	1,266,341	1,263,962
Construction in progress	64,414	45,165
Total property, plant and equipment	1,690,246	1,667,493
Less: accumulated depreciation	1,008,378	991,839
Total property, plant and equipment, net	681,868	675,654
Total assets	$3,476,692	$3,650,918

Liabilities and equity
Current liabilities:
Accounts payable	$526,686	$528,920
Short-term borrowings	-	2,813
Accrued compensation, contributions to employee benefit plans and related taxes	76,960	93,810
Dividends payable	18,603	18,330
Other accrued items	47,899	53,362
Current operating lease liabilities	12,610	12,608
Income taxes payable	35,913	7,451
Current maturities of long-term debt	150,268	264
Total current liabilities	868,939	717,558
Other liabilities	109,840	113,286
Distributions in excess of investment in unconsolidated affiliate	116,377	117,297
Long-term debt	298,083	689,718
Noncurrent operating lease liabilities	87,626	89,982
Deferred income taxes, net	93,911	101,449
Total liabilities	1,574,776	1,829,290
Shareholders' equity - controlling interest	1,774,623	1,696,011
Noncontrolling interests	127,293	125,617
Total equity	1,901,916	1,821,628
Total liabilities and equity	$3,476,692	$3,650,918

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2023	2022
Net sales	$1,193,256	$1,408,665
Cost of goods sold	995,767	1,239,291
Gross margin	197,489	169,374
Selling, general and administrative expense	112,348	103,448
Impairment of long-lived assets	1,401	312
Restructuring and other income, net	-	(1,100)
Separation costs	6,035	-
Operating income	77,705	66,714
Other income (expense):
Miscellaneous income (expense), net	1,011	(5,086)
Loss on extinguishment of debt	(1,534)	-
Interest expense, net	(3,083)	(8,598)
Equity in net income of unconsolidated affiliates	54,381	31,712
Earnings before income taxes	128,480	84,742
Income tax expense	28,777	19,498
Net earnings	99,703	65,244
Net earnings attributable to noncontrolling interests	3,597	1,162
Net earnings attributable to controlling interest	$96,106	$64,082

Basic
Weighted average common shares outstanding	48,842	48,478
Earnings per common share attributable to controlling interest	$1.97	$1.32

Diluted
Weighted average common shares outstanding	49,886	49,238
Earnings per common share attributable to controlling interest	$1.93	$1.30

Common shares outstanding at end of period	48,951	48,526

Cash dividends declared per share	$0.32	$0.31

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2023	2022
Net earnings	$99,703	$65,244
Other comprehensive income (loss), net of tax
Foreign currency translation	1,444	(10,100)
Pension liability adjustment	(3)	2,939
Cash flow hedges	(6,849)	(13,301)
Other comprehensive loss	(5,408)	(20,462)
Comprehensive income	94,295	44,782
Comprehensive income attributable to noncontrolling interests	3,597	1,162
Comprehensive income attributable to controlling interest	$90,698	$43,620

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2023	2022
Operating activities:
Net earnings	$99,703	$65,244
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,325	28,001
Impairment of long-lived assets	1,401	312
Benefit from deferred income taxes	(5,453)	(11,056)
Loss on extinguishment of debt	1,534	-
Bad debt expense	(799)	342
Equity in net income of unconsolidated affiliates, net of distributions	10,225	42,845
Net loss (gain) on sale of assets	105	(769)
Stock-based compensation	4,516	4,236
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(8,843)	37,419
Inventories	(64,327)	41,167
Accounts payable	278	(101,581)
Accrued compensation and employee benefits	(12,014)	(33,868)
Income taxes payable	28,462	7,329
Other operating items, net	(23,417)	1,417
Net cash provided by operating activities	59,696	81,038

Investing activities:
Investment in property, plant and equipment	(29,298)	(21,477)
Investment in note receivable	(15,000)	-
Investment in non-marketable equity securities	(40)	(110)
Proceeds from sale of assets, net of selling costs	51	11,755
Acquisitions, net of cash acquired	-	(56,088)
Net proceeds from sale of investment in ArtiFlex	-	36,095
Net cash used by investing activities	(44,287)	(29,825)

Financing activities:
Net repayments of short-term borrowings	(2,813)	(32,443)
Principal payments on long-term obligations	(243,757)	(137)
Proceeds from issuance of common shares, net of tax withholdings	(5,130)	(3,466)
Payments to noncontrolling interests	(1,921)	-
Dividends paid	(15,725)	(13,884)
Net cash used by financing activities	(269,346)	(49,930)

Increase (decrease) in cash and cash equivalents	(253,937)	1,283
Cash and cash equivalents at beginning of period	454,946	34,485
Cash and cash equivalents at end of period	$201,009	$35,768

See condensed notes to consolidated financial statements.

WORTHINGTON INDUSTRIES, INC.

CONDENSED Notes to Consolidated Financial Statements (UNAUDITED)

(In thousands, except per common share amounts)

Note A – Basis of Presentation

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Worthington Industries and its consolidated subsidiaries (collectively, “we,” “our,” “us” “Worthington,” or the “Company”). Significant intercompany accounts and transactions have been eliminated.

We own controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing LLC (“Samuel”) (63%). We also own a 51% controlling interest in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022, when the remaining net assets of WSP were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within equity in net income of unconsolidated affiliates (“equity income”) in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note C – Investments in Unconsolidated Affiliates.”

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the first quarter of fiscal 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2024 (“fiscal 2024”). For further information, refer to the consolidated financial statements and notes thereto included in our fiscal 2023 Form 10-K.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Proposed Separation of the Steel Processing Business

On September 29, 2022, we announced that the Board approved the Separation, a plan to pursue a separation into two independent, publicly-traded companies – one company, Worthington Steel, is expected to be comprised of our Steel Processing operating segment, and the other company, New Worthington, is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. We plan to effect the Separation via a distribution of common shares of Worthington Steel, which is expected to be tax-free to shareholders of Worthington Industries for U.S. federal income tax purposes. The Separation transaction is expected to be completed by early calendar 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Board.

We have and expect to continue to incur direct and incremental costs in connection with the anticipated Separation, including fees paid to third-party parties for audit, advisory and legal services to effect the Separation, nonrecurring employee-related costs, such as retention bonuses, and nonrecurring functional costs associated with the separation of shared corporate functions. These costs are presented as a separate component of operating expenses as “Separation costs” in our consolidated statement of earnings for the three months ended August 31, 2023, in the amount of $6,035.

Note B – Revenue Recognition

The following table summarizes net sales by operating segment and product class within the Steel Processing operating segment for the periods presented:

	Three Months Ended
	August 31,
(In thousands)	2023	2022
Steel Processing
Direct	$845,363	$1,002,135
Toll	35,976	36,745
Total	881,339	1,038,880

Consumer Products	149,412	188,703
Building Products	133,868	150,323
Sustainable Energy Solutions	28,637	30,759
Total	$1,193,256	$1,408,665

The following table summarizes revenue that has been recognized over time for the periods presented:

	Three Months Ended
	August 31,
(In thousands)	2023	2022
Steel Processing - toll	$35,976	$36,745

The following table summarizes the unbilled receivables at the dates indicated:

		August 31,	May 31,
(In thousands)	Balance Sheet Classification	2023	2023
Unbilled receivables	Receivables	$3,513	$3,708

There were no contract assets at August 31, 2023 or at May 31, 2023.

Note C – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method and included the following at August 31, 2023: Clarkwestern Dietrich Building Systems LLC (“ClarkDietrich”) (25%); Serviacero Planos, S. de R. L. de C.V. (“Serviacero Worthington”) (50%); Taxi Workhorse Holdings, LLC (“Workhorse”) (20%); and Worthington Armstrong Venture (“WAVE”) (50%).

We also held a 50% noncontrolling equity interest in ArtiFlex Manufacturing, LLC (“ArtiFlex”), on a historical basis, through August 3, 2022, when it was purchased by the unrelated joint venture partner. In connection with this transaction, we received net cash proceeds of approximately $36,095 and realized a pre-tax loss of $15,759 within equity income, representing the amount by which the book value of our investment exceeded the net cash proceeds.

We received distributions from unconsolidated affiliates totaling $64,606 during the three months ended August 31, 2023. We have received cumulative distributions from WAVE in excess of our investment balance amounting to $116,377 and $117,297, respectively, at August 31, 2023 and May 31, 2023, which are presented separately within long-term liabilities in our consolidated balance sheets. In accordance with the applicable accounting guidance, we have reclassified the negative investment balance to the liabilities section of our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

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

The following tables summarize combined financial information for our unconsolidated affiliates as of the dates, and for the periods presented:

	August 31,	May 31,
(In thousands)	2023	2023
Cash and cash equivalents	$45,766	$49,185
Other current assets	862,913	899,913
Noncurrent assets	390,681	394,468
Total assets	$1,299,360	$1,343,566

Current liabilities	309,692	247,796
Current maturities of long-term debt	32,151	36,936
Long-term debt	348,269	349,215
Other noncurrent liabilities	141,328	144,649
Equity	467,920	564,970
Total liabilities and equity	$1,299,360	$1,343,566

	Three Months Ended
	August 31,
(In thousands)	2023	2022
Net sales	$720,433	$823,942
Gross margin	194,308	181,405
Operating income	149,409	137,827
Depreciation and amortization	8,643	8,188
Interest expense	5,739	2,680
Income tax expense	1,646	2,110
Net earnings	143,566	133,238

Note D – Impairment of Long-Lived Assets

Impairment of Long-Lived Assets

During the first quarter of fiscal 2023, we committed to plans to liquidate certain fixed assets at our Samuel joint venture’s toll processing facility in Cleveland, Ohio. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell resulting in a pre-tax impairment charge of $312.

During the first quarter of fiscal 2024, we lowered our estimate of fair value less costs to sell to reflect the expected scrap value of the equipment, or $150, resulting in a pre-tax impairment charge of $1,401.

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

We made severance payments associated with a prior restructuring initiative within Building Products totaling $135 during the three months ended August 31, 2023. As a result, there were no liabilities associated with our restructuring activities at August 31, 2023.

Restructuring and other income, net in the prior year quarter of $1,100 resulted primarily from the sale of the remaining real property of our former oil & gas equipment business on June 14, 2022, for net cash proceeds of $5,775.

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

Note G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, at August 31, 2023 we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease, which ends on March 30, 2028. The maximum obligation under the terms of this guarantee was approximately $16,491 at August 31, 2023. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

At August 31, 2023, we also had in place $12,137 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at August 31, 2023.

Note H – Debt and Receivables Securitization

The following table summarizes our long-term debt and short-term borrowings outstanding at August 31, 2023 and May 31, 2023:

	August 31,	May 31,
(In thousands)	2023	2023
Short-term borrowings	$-	$2,813
4.60% senior notes due August 10, 2024	150,000	150,000
4.55% senior notes due April 15, 2026	-	243,623
4.30% senior notes due August 1, 2032	200,000	200,000
1.56% Series A senior note due August 23, 2031	39,791	39,226
1.90% Series B senior notes due August 23, 2034	59,634	58,786
Other	401	528
Total debt	449,826	694,976
Unamortized discount and debt issuance costs	(1,475)	(2,181)
Total debt, net	448,351	692,795
Less: current maturities and short-term borrowings	150,268	3,077
Total long-term debt	$298,083	$689,718

Maturities of long-term debt and short-term borrowings in the current fiscal year and next four fiscal years thereafter, are as follows:

(In thousands)
2024	$133
2025	150,268
2026	-
2027	-
2028	-
Thereafter	299,425
Total	$449,826

Long-Term Debt

On April 15, 2014, we issued senior unsecured notes in the principal amount of $250,000, which bear interest at a rate of 4.55% and are scheduled to mature on April 15, 2026 (the “2026 Notes”). During fiscal 2023, we purchased approximately $6,377 of principal amount of the 2026 Notes in open market transactions, leaving $243,623 within long-term debt at May 31, 2023. On June 29, 2023, we notified the trustee under the indenture to which the 2026 Notes are subject that we had elected to redeem in full the 2026 Notes. On July 28, 2023, we redeemed, in full, the 2026 Notes at a price that approximated the par value of the debt of $243,623. In connection with the debt redemption, we recognized a non-cash loss of $1,534 related primarily to unamortized debt issuance costs and amounts deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Other Financing Arrangements

We maintain a $500,000 multi-year revolving credit facility scheduled to mature on August 20, 2026 (the “Credit Facility”) with a group of lenders. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR Rate, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at August 31, 2023, leaving $500,000 available for future use.

On May 19, 2022, we entered into a 5-year revolving trade accounts receivable securitization facility (“AR Facility”) that allowed for short-term borrowings of up to $175,000 through the factoring and subsequent sale, on a revolving basis, of eligible accounts receivable of certain of our subsidiaries to Worthington Receivables Company, LLC, a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. On June 29, 2023, we elected to terminate the AR Facility. No early termination or other similar fees or penalties were paid in connection with the termination.

Note I – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31, 2023			August 31, 2022
(In thousands)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$1,326	$118	$1,444	$(9,519)	$(581)	$(10,100)
Pension liability adjustment	-	(3)	(3)	3,725	(786)	2,939
Cash flow hedges	(8,811)	1,962	(6,849)	(17,097)	3,796	(13,301)
Other comprehensive income (loss)	$(7,485)	$2,077	$(5,408)	$(22,891)	$2,429	$(20,462)

Note J – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(In thousands)	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2023	$290,799	$(23,179)	$1,428,391	$1,696,011	$125,617	$1,821,628
Net earnings	-	-	96,106	96,106	3,597	99,703
Other comprehensive loss	-	(5,408)	-	(5,408)	-	(5,408)
Common shares issued, net of withholding tax	(5,130)	-	-	(5,130)	-	(5,130)
Common shares in non-qualified plans	130	-	-	130	-	130
Stock-based compensation	8,995	-	-	8,995	-	8,995
Cash dividends declared	-	-	(16,081)	(16,081)	-	(16,081)
Dividends to noncontrolling interests	-	-	-	-	(1,921)	(1,921)
Balance at August 31, 2023	$294,794	$(28,587)	$1,508,416	$1,774,623	$127,293	$1,901,916

	Controlling Interest
		Accumulated
		Other
	Additional	Comprehensive			Non-
	Paid-in	Income (Loss),	Retained		controlling
(In thousands)	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2022	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	64,082	64,082	1,162	65,244
Other comprehensive loss	-	(20,462)	-	(20,462)	-	(20,462)
Common shares issued, net of withholding tax	(3,466)	-	-	(3,466)	-	(3,466)
Common shares in non-qualified plans	136	-	-	136	-	136
Stock-based compensation	6,976	-	-	6,976	-	6,976
Cash dividends declared	-	-	(15,418)	(15,418)	-	(15,418)
Balance at August 31, 2022	$277,085	$(43,312)	$1,278,827	$1,512,600	$134,372	$1,646,972

The following table summarizes the changes in accumulated OCI for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
Other comprehensive income (loss) before reclassifications	1,326	-	(2,038)	(712)
Reclassification adjustments to net earnings (a)	-	-	(6,773)	(6,773)
Income tax effect	118	(3)	1,962	2,077
Balance at August 31, 2023	$(20,679)	$(1,733)	$(6,175)	$(28,587)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In thousands)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)
Other comprehensive loss before reclassifications	(9,519)	(1,049)	(14,207)	(24,775)
Reclassification adjustments to net earnings (a)(b)	-	4,774	(2,890)	1,884
Income tax effect	(581)	(786)	3,796	2,429
Balance at August 31, 2022	$(25,410)	$(3,305)	$(14,597)	$(43,312)

The consolidated statement of earnings classification of amounts reclassified to net income include:

(a)
Cash flow hedges – See the disclosure in “Note P – Derivative Financial Instruments and Hedging Activities;” and
(b)
Pension liability adjustment – Reflects a non-cash settlement charge of $4,774 recognized in connection with a pension lift-out transaction completed in August 2022 for The Gerstenslager Company Bargaining Unit Employees’ Pension Plan.

Note K – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2023, we granted non-qualified stock options covering a total of 54 common shares, no par value, of Worthington Industries (the “common shares”) under our stock-based compensation plans. The exercise price of $69.47 per share was equal to the market price of the underlying common shares on the grant date. The fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $25.95 per share. The calculated pre-tax stock-based compensation expense for these non-qualified stock options was $1,401 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The following assumptions were used to value these non-qualified stock options:

Dividend yield	2.39%
Expected volatility	43.00%
Risk-free interest rate	4.05%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of the common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2023, we granted an aggregate of 97 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the date of grant, or $69.62 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares was $6,757 and will be recognized on a straight-line basis over the three-year service-based vesting period, net of any forfeitures.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, earnings per share growth and, in the case of business unit executives, a business unit adjusted earnings before interest and taxes (“adjusted EBIT”) target, in each case for the three-year periods ending May 31, 2024, 2025 and 2026. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. During the three months ended August 31, 2023, we granted performance share awards covering an aggregate of 47 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $3,235 (at target levels). The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note L – Income Taxes

Income tax expense for the three months ended August 31, 2023 and 2022 reflected estimated annual effective income tax rates of 23.3% and 23.9%, respectively, and excluded any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. Net earnings attributable to noncontrolling interests are primarily a result of our WSP, Spartan, Samuel and TWB consolidated joint ventures. The net earnings attributable to the noncontrolling interests in WSP, Spartan, Samuel and TWB’s U.S. operations do not generate tax expense to us since the investors in WSP, Spartan, Samuel and TWB’s U.S. operations are taxed directly based on the earnings attributable to them. The tax expense of TWB’s wholly-owned foreign corporations is reported in our consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2024 could be materially different from the forecasted rate as of August 31, 2023.

Note M – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,
(In thousands, except per common share amounts)	2023	2022
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$96,106	$64,082
Denominator:
Denominator for basic earnings per share attributable to
controlling interest – weighted average common shares	48,842	48,478
Effect of dilutive securities	1,044	760
Denominator for diluted earnings per share attributable to
controlling interest – adjusted weighted average common shares	49,886	49,238

Basic earnings per common share attributable to controlling interest	$1.97	$1.32
Diluted earnings per common share attributable to controlling interest	$1.93	$1.30

Stock options covering 37 and 117 common shares for the three months ended August 31, 2023 and 2022, respectively, have been excluded from the computation of diluted earnings per common share because the effect would have been anti-dilutive for those periods.

Note N – Segment Operations

We are an industrial manufacturing company focused on value-added steel processing and manufactured consumer, building, and sustainable mobility products. Our operations are managed principally on a products and services basis and organized under four operating segments: Steel Processing, Consumer Products, Building Products, and Sustainable Energy Solutions. As none of our operating segments have been aggregated for segment reporting purposes, they correspond with our reportable segments. Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. Factors used to identify operating segments include the nature of the products and services provided by each business, the management reporting structure, the similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

We have identified our Chief Executive Officer as the chief operating decision maker (“CODM”), as defined in the accounting literature. Our CODM assesses segment operating performance and allocates resources based on the profitability measure of adjusted EBIT. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described in the tables below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating segment performance, engage in financial and operational planning and determine incentive compensation.

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

The following table presents summarized financial information for our reportable segments for the periods indicated.

	Three Months Ended August 31, 2023
(In thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$881,339	$149,412	$133,868	$28,637	$-	$1,193,256
Impairment of long-lived assets	1,401	-	-	-	-	1,401
Separation costs	-	-	-	-	6,035	6,035
Miscellaneous income (expense), net	712	31	57	281	(70)	1,011
Loss on extinguishment of debt	-	-	-	-	1,534	1,534
Equity income	8,957	-	45,043	-	381	54,381
Adjusted EBIT (1)	78,002	8,991	54,016	(4,722)	132	136,419

(1)
Excludes the following:
•
Impairment of long-lived assets resulted from a revision of the estimated fair value, less selling costs of certain production equipment at our consolidated Samuel joint venture that has been classified as held for sale since August 2022;
•
Separation costs reflect direct and incremental costs in connection with the anticipated Separation and are held at the corporate level. These costs include fees paid to third-party parties for audit, advisory and legal services to effect the Separation, nonrecurring employee-related costs, such as retention bonuses, and nonrecurring functional costs associated with the separation of shared corporate functions;
•
Loss on extinguishment of debt resulted from the redemption of the 2026 Notes, in full, on July 28, 2023, and consisted primarily unamortized debt issuance costs and the remaining loss deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes; and
•
Noncontrolling interest portion of impairment of long-lived assets of $517 within Steel Processing.

	Three Months Ended August 31, 2022
(In thousands)	Steel Processing	Consumer Products	Building Products	Sustainable Energy Solutions	Other	Consolidated
Net sales	$1,038,880	$188,703	$150,323	$30,759	$-	$1,408,665
Impairment of long-lived assets	312	-	-	-	-	312
Restructuring and other expense (income), net	78	-	-	-	(1,178)	(1,100)
Miscellaneous income, net	184	(35)	222	(86)	(5,371)	(5,086)
Equity income	1,770	-	43,866	-	(13,924)	31,712
Adjusted EBIT (2)	34,913	20,934	52,734	(1,393)	5,145	112,333

(2)
Excludes the following:
•
Impairment of long-lived assets resulted from the reclassification of the net assets of the Samuel toll processing facility in Cleveland, Ohio, to assets held for sale during August 2022;
•
Restructuring and other income, net was driven primarily by a gain on the sale of the remaining real property of our former oil & gas equipment business on June 14, 2022;
•
A non-cash settlement charge of $4,774 in miscellaneous income (expense), net within Other related to the pension lift-out transaction associated with the Gerstenslager Company Bargaining Unit Employees’ Pension Plan;
•
A loss of $15,759 within equity income related to the August 31, 2022, sale of our 50% noncontrolling interest in ArtiFlex;

•
Incremental compensation expense of $525 within Consumer Products related to the Level5 earnout agreement; and
•
Noncontrolling interest portion of impairment of long-lived assets of $115 within Steel Processing

Total assets for each of our reportable segments at the dates indicated were as follows:

	August 31,	May 31,
(In thousands)	2023	2023
Total assets
Steel Processing	$1,786,067	$1,758,981
Consumer Products	615,223	615,430
Building Products	619,794	635,650
Sustainable Energy Solutions	139,147	129,872
Other	316,461	510,985
Total assets	$3,476,692	$3,650,918

Note O – Acquisitions

Level5 Tools, LLC

On June 2, 2022, we acquired Level5, a leading provider of drywall tools and related accessories. The total purchase price was $59,321, including $2,000 attributed to an earnout agreement with the selling shareholders, that provides for up to an additional $25,000 of cash consideration should certain earnings targets be met annually through calendar year 2024. The earnout agreement also requires continued employment of a selling shareholder during the duration of the earnout period. Accordingly, payments to this key employee, to the extent earned, will be accounted for as post-combination compensation expense. As of August 31, 2023, no amounts were accrued as compensation expense for anticipated payments under the second earnout period ending December 31, 2023.

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

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

(In thousands)	Preliminary Valuation	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$1,515	$-	$1,515
Accounts receivable	2,860	-	2,860
Inventories	9,161	-	9,161
Prepaid expenses	64	-	64
Property, plant and equipment	273	-	273
Intangible assets	33,580	-	33,580
Operating lease assets	377	-	377
Total identifiable assets	47,830	-	47,830
Accounts payable	(3,175)	-	(3,175)
Accrued expenses	(904)	151	(753)
Current operating lease liabilities	(111)	-	(111)
Noncurrent operating lease liabilities	(266)	-	(266)
Net identifiable assets	43,374	151	43,525
Goodwill	15,947	-	15,947
Total purchase price	59,321	151	59,472
Less: Fair value of earnout	(2,000)	-	(2,000)
Plus: Net working capital deficit	282	(151)	131
Cash purchase price	$57,603	$-	$57,603

Note P – Derivative Financial Instruments and Hedging Activities

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

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2023:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$80	Accounts payable	$9,490
	Other assets	176	Other liabilities	-
		256		9,490

Foreign currency exchange contracts	Receivables	-	Accounts payable	63
		-		63

Subtotals		$256		$9,553

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$976	Accounts payable	$3,320
	Other assets	-	Other liabilities	20
Subtotals		976		3,340

Total derivative financial instruments		$1,232		$12,893

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $3,791 increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2023:

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

The following table summarizes our cash flow hedges outstanding at August 31, 2023:

	Notional
(In thousands)	Amount	Maturity Date
Commodity contracts	$63,431	September 2023 - December 2024
Foreign currency exchange contracts	$2,494	September 2023 - November 2023

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2023:
Commodity contracts	$(2,061)	Cost of goods sold	$7,330
Interest rate contracts	-	Loss on extinguishment of debt	(641)
Interest rate contracts	-	Interest expense, net	31
Foreign currency exchange contracts	23	Net sales/Cost of goods sold	53
Total	$(2,038)		$6,773

For the three months ended August 31, 2022:
Commodity contracts	$(14,045)	Cost of goods sold	$2,869
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	(162)	Miscellaneous income, net	28
Total	$(14,207)		$2,890

The estimated net amount of the losses recognized in AOCI at August 31, 2023 expected to be reclassified into net earnings within the succeeding twelve months is $7,750 (net of tax of $2,182). This amount was computed using the fair value of the cash flow hedges at August 31, 2023, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2024 and May 31, 2025.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at August 31, 2023:

	Notional
(In thousands)	Amount	Maturity Date(s)
Commodity contracts	$13,619	September 2023 - December 2024

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Loss Recognized
		In Earnings for the
	Location of Loss	Three Months Ended August 31,
(In thousands)	Recognized in Earnings	2023	2022
Commodity contracts	Cost of goods sold	$(1,019)	$(1,577)

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

Recurring Fair Value Measurements

At August 31, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,232	$-	$1,232
Total assets	$-	$1,232	$-	$1,232

Liabilities
Derivative financial instruments (1)	$-	$12,893	$-	$12,893
Total liabilities	$-	$12,893	$-	$12,893

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

At May 31, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2,610	$-	$2,610
Total assets	$-	$2,610	$-	$2,610

Liabilities
Derivative financial instruments (1)	$-	$15,800	$-	$15,800
Total liabilities	$-	$15,800	$-	$15,800

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At August 31, 2023, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$150	$-	$150
Total assets	$-	$150	$-	$150

(1)
Comprised of production equipment at our former toll processing facility in Cleveland, Ohio. Refer to “Note D – Impairment of Long-Lived Assets” for additional information.

At May 31, 2023, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$2,623	$-	$2,623
Long-lived assets held and used (2)	-	70	-	70
Total assets	$-	$2,693	$-	$2,693

(1)
Comprised of the following: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets of our former toll processing facility in Cleveland, Ohio.
(2)
Comprised of certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio which were written down to their estimated salvage value of $70.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $395,987 and $639,948 at August 31, 2023 and May 31, 2023, respectively. The carrying amount of long-term debt, including current maturities, was $448,351 and $689,982 at August 31, 2023 and May 31, 2023, respectively.

Note R – Subsequent Events

On September 27, 2023, we amended and restated the Credit Facility, extending the final maturity from August 20, 2026 to September 27, 2028 while keeping in place the $500,000 aggregate commitments under the Credit Facility.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K.

Unless otherwise indicated, all Note references contained in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2023 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. This MD&A is divided into seven main sections:

•
Planned Separation of the Steel Processing Business;
•
Business Overview;
•
Recent Business Developments;
•
Trends and Factors Impacting our Performance;
•
Results of Operations;
•
Liquidity and Capital Resources; and
•
Critical Accounting Estimates

Planned Separation of the Steel Processing Business

On September 29, 2022, we announced our intention to complete the Separation, a spin-off of Worthington Steel, our existing Steel Processing business, into a stand-alone publicly traded company through a generally tax-free pro rata distribution of 100% of the common shares of Worthington Steel to Worthington Industries’ shareholders. New Worthington, the remaining company, is expected to be comprised of our Consumer Products, Building Products and Sustainable Energy Solutions operating segments. While we currently intend to effect the distribution, subject to satisfaction of certain conditions, we have no obligation to pursue or consummate any dispositions of our ownership interest in Worthington Steel, including through the completion of the distribution, by any specified date or at all. The distribution is subject to various conditions, including final approval by the Board; the completion of the transfer of assets and liabilities to Worthington Steel in accordance with the separation agreement; due execution and delivery of the agreements relating to the Separation; no order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition being in effect preventing the consummation of the Separation, the distribution or any of the related transactions; acceptance for listing on the NYSE of the common shares of Worthington Steel to be distributed, subject to official notice of distribution; completion of financing for Worthington Steel, and no other event or development having occurred or being in existence that, in the judgment of the Board, in its sole discretion, makes it inadvisable to effect the Separation, the distribution or the other related transactions.

Business Overview

We are an industrial manufacturing company focused on value-added steel processing and manufactured consumer, building, and sustainable mobility products. Our operations are managed principally on a products and services basis and organized under four operating segments: Steel Processing, Consumer Products, Building Products, and Sustainable Energy Solutions. Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. Factors used to identify operating segments include the nature of the products and services provided by each business, the management reporting structure, the similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

We own controlling interests in the following consolidated operating joint ventures: Spartan, Samuel and TWB. We also own a controlling interest in WSP, which became a non-operating joint venture on October 31, 2022, when we completed the sale of its remaining net assets. The net assets and operating results of these four joint ventures are consolidated with the equity owned by the minority joint venture member shown as “noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. We also own noncontrolling equity investments if four unconsolidated joint ventures: ClarkDietrich (25%), Serviacero Worthington (50%), WAVE (50%) and Workhorse (20%). These joint ventures are accounted for using the equity method, as described further in “Note C – Investments in Unconsolidated Affiliates.” We also held a noncontrolling equity method investment in ArtiFlex Manufacturing, LLC (“ArtiFlex”) prior to the August 3, 2022 sale of our 50% ownership interest to our former partner in the joint venture.

Recent Business Developments

•
On June 29, 2023, we terminated our revolving trade accounts receivable securitization facility allowing us to borrow up to $175.0 million. No early termination or other similar fees or penalties were paid in connection with the termination. See “Note H– Debt” for additional information.
•
On July 28, 2023, we redeemed in full our $243.6 million aggregate principal amount of senior unsecured notes due April 15, 2026, resulting in a non-cash loss of approximately $1.5 million related primarily to unamortized issuance costs and the remaining loss associated with an interest rate swap deferred in AOCI at redemption. See “Note H – Debt” for additional information.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the first quarter of each of fiscal 2024 and fiscal 2023 is illustrated in the following chart:

Consolidated Net Sales by Market
41%
35%
9%
13%
13% 13%
11% 11%
3%
5%
5% 5%
18% 18%
Automotive
Construction
Consumer Products
Building Products
Agriculture
Sustainable Energy
Other
FY24 Q1
FY23 Q1

The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for our Steel Processing operating segment. Approximately 55% of Steel Processing’s net sales are to the automotive market. North American vehicle production, primarily by the Detroit Three automakers, has a considerable impact on the activity within the Steel Processing operating segment, including its unconsolidated joint venture, Serviacero Worthington.

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

Substantially all of the net sales of our Consumer Products, Building Products, and Sustainable Energy Solutions operating segments and approximately 33% of the net sales of our Steel Processing operating segment are to other markets such as agricultural, appliance, consumer products, heavy-truck, industrial products, including the industrial electric motor, generator, and transformer end markets, and lawn and garden. Given the many different products that make up these net sales and the wide variety of end markets, it is very difficult to detail the key market indicators that drive these portions of our business. However, we believe that the trend in U.S. GDP growth is a good economic indicator for analyzing the demand of these end markets.

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

Inflation and government deficits and debt remain at high levels. Although inflationary pressures have abated somewhat from the levels experienced throughout fiscal 2022 and into fiscal 2023, they continue to be felt across our business in the form of higher year-over-year input and conversion costs as well as higher overall SG&A expense. The U.S. Federal Reserve has pushed interest rates to the highest level in more than 15 years in an attempt to slow growth and reduce inflation. The impact of high interest rates could have a negative impact on economic conditions, including consumer demand in the various end markets we serve, as well as domestic steel demand overall.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,
	2023	2022 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	2.2%	1.8%	0.4%
Hot-Rolled Steel ($ per ton) (2)	$879	$978	$(99)
Detroit Three Auto Build (000's vehicles) (3)	1,791	1,729	62
No. America Auto Build (000's vehicles) (3)	4,028	3,638	390
Zinc ($ per pound) (4)	$1.09	$1.55	$(0.46)
Natural Gas ($ per mcf) (5)	$2.57	$7.87	$(5.30)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.02	$5.42	$(1.40)

(1)
2022 figures are based on revised actuals
(2)
CRU Hot-Rolled Index: period average
(3)
IHS Global (S&P)
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one Steel Processing customer in the automotive industry represented 12.5% and 11.2% of consolidated net sales during the first quarter of fiscal 2024 and the first quarter of fiscal 2023, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers. During the first quarter of fiscal 2024, vehicle production for the Detroit Three automakers and the North American vehicle production was up 4% and 11%, respectively, over the first quarter of fiscal 2023.

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

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. When steel prices fall, we typically have higher-priced material flowing through cost of goods sold, while selling prices compress to what the market will bear, negatively impacting our results. On the other hand, in a rising price environment, our results are generally favorably impacted, as lower-priced material purchased in previous periods flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. Steel prices declined throughout most of fiscal 2023 before increasing significantly in the fourth quarter on production cuts at major steel mills and the replenishing of inventories in major end markets, then decreased again in the first quarter of fiscal 2024. This run up in steel prices resulted in estimated inventory holding gains of $32.6 million and $15.5 million during the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, respectively. However, as a result of the more recent price declines, we expect to have meaningful inventory holding losses during the second quarter of fiscal 2024.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2024 (first quarter), fiscal 2023 and fiscal 2022:

	Fiscal Year
(Dollars per ton) (1)	2024	2023	2022
1st Quarter	$879	$978	$1,762
2nd Quarter	N/A	$742	$1,888
3rd Quarter	N/A	$720	$1,421
4th Quarter	N/A	$1,116	$1,280
Annual Avg.	$879	$889	$1,588

(1)
CRU Hot-Rolled Index, period average

No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins. We refer to this effect as the “scrap gap,” which has narrowed in recent years from historically high levels, including quarter-over-quarter declines in the current period.

Certain other commodities, such as zinc, natural gas and diesel fuel, represent a significant portion of our cost of goods sold, both directly through our plant operations and indirectly through transportation and freight expense.

Results of Operations

First Quarter – Fiscal 2024 Compared to Fiscal 2023

The following discussion provides a review of results for the three months ended August 31, 2023 and 2022.

	Three Months Ended
	August 31,
(In millions, except per common share amounts)	2023	2022	Increase/ (Decrease)
Net sales	$1,193.3	$1,408.7	$(215.4)
Operating income	77.7	66.7	11.0
Equity income	54.4	31.7	22.7
Net earnings attributable to controlling interest	96.1	64.1	32.0
Earnings per diluted common share attributable to controlling interest	$1.93	$1.30	$0.63

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment, along with the respective percentage of the consolidated net sales of each, for the periods indicated.

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Steel Processing	$881.3	73.9%	$1,038.9	73.7%	$(157.6)
Consumer Products	149.4	12.5%	188.7	13.4%	(39.3)
Building Products	133.9	11.2%	150.3	10.7%	(16.4)
Sustainable Energy Solutions	28.7	2.4%	30.8	2.2%	(2.1)
Consolidated Net Sales	$1,193.3	100.0%	$1,408.7	100.0%	$(215.4)

The following table provides volume by operating segment for the periods presented.

	Three Months Ended
	August 31,
			Increase/
	2023	2022	(Decrease)
Steel Processing (Tons)	999,658	974,649	25,009
Consumer Products (Units)	17,068,945	22,383,341	(5,314,396)
Building Products (Units)	2,771,458	2,922,163	(150,705)
Sustainable Energy Solutions (Units)	106,306	133,133	(26,827)

•
Steel Processing – Net sales totaled $881.3 million in the first quarter of fiscal 2024, down $157.6 million, compared to the first quarter of fiscal 2023, driven almost entirely by lower average selling prices due to lower year-over-year steel market prices. The mix of direct versus toll tons processed was 56% to 44% in the first quarter of fiscal 2024, compared to 58% to 42% in the prior year quarter. Excluding the impact of the prior year divestiture of the remaining WSP toll processing facility in Jackson, Michigan, toll volumes were up 19% and direct tons were down slightly.
•
Consumer Products – Net sales totaled $149.4 million in the first quarter of fiscal 2024, down 21%, or $39.3 million compared to the first quarter of 2023, as the impact of lower volumes with our retail customers more than offset modest improvements in both product mix and selling prices.
•
Building Products – Net sales totaled $133.9 million in the first quarter of fiscal 2024, down 11%, or $16.4 million, from the first quarter of fiscal 2023, driven by lower volume and lower average selling prices.
•
Sustainable Energy Solutions – Net sales totaled $28.7 million in the first quarter of fiscal 2024, down 7%, or $2.1 million, from the first quarter of fiscal 2023, as lower volumes more than offset the impact of higher average selling prices.

Gross margin

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$197.5	16.6%	$169.4	12.0%	$28.1

Gross margin increased $28.1 million over the prior year quarter to $197.5 million, as higher direct spreads drove a $39.7 million increase in gross margin at Steel Processing, more than offsetting the impact of lower volumes in Consumer Products. Direct spreads in Steel Processing benefited from an estimated $17.0 million favorable swing from $1.5 million estimated inventory holding losses in the prior year quarter to estimated gains of $15.5 million in the current quarter.

Selling, general and administrative expense

	Three Months Ended
	August 31,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$112.3	9.4%	$103.4	7.3%	$8.9

•
SG&A increased $8.9 million over the prior year quarter primarily due to higher healthcare and other benefit-related costs, and, to a lesser extent, higher wages.

Other operating items

	Three Months Ended
	August 31,
			Increase/
(In millions)	2023	2022	(Decrease)
Impairment of long-lived assets	$1.4	$0.3	$1.1
Restructuring and other income, net	-	(1.1)	1.1
Separation costs	6.0	-	6.0
•
Impairment of long-lived assets in both the current year and prior year quarters was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our former toll processing facility in Cleveland, Ohio. Refer to “Note D – Impairment of long-lived assets” for additional information.
•
Restructuring activity in the prior year quarter was driven by a pre-tax gain recognized on the sale of real property in Tulsa, Oklahoma that was excluded from the sale of our former oil & gas equipment business in January 2021.
•
Separation costs of $6.0 million in the first quarter of fiscal 2024 reflect direct and incremental costs incurred in connection with the planned Separation, including third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Miscellaneous income (expense), net

	Three Months Ended
	August 31,
			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income (expense), net	$1.0	$(5.1)	$6.1

•
Miscellaneous expense in the prior year quarter was driven primarily from the annuitization of approximately 31% of the total projected benefit obligation of the inactive Gerstenslager Company Bargaining Unit Employees’ Pension Plan as of the purchase date of the annuity contract, which resulted in a pre-tax, non-cash settlement charge of $4.8 million in the first quarter of fiscal 2023 to accelerate a portion of deferred pension cost.

Loss on extinguishment of debt

	Three Months Ended
	August 31,
			Increase/
	2023	2022	(Decrease)
Loss on extinguishment of debt	$1.5	$-	$1.5

•
Loss on extinguishment of debt in the first quarter of fiscal 2024 reflected the loss recognized in connection with the July 28, 2023 early redemption of the 2026 Notes and consisted primarily of unamortized debt issuance costs and the remaining loss deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Interest expense, net

	Three Months Ended
	August 31,
			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$3.1	$8.6	$(5.5)

•
Interest expense, net of $3.1 million in the first quarter of fiscal 2024 was favorable compared to the first quarter of fiscal 2023 by $5.5 million driven primarily by higher interest income and, to a lesser extent, lower average long-term debt levels due to the July 28, 2023 redemption of our 2026 Notes. Refer to “Note H – Debt” for additional information

Equity income

	Three Months Ended
	August 31,
			Increase/
(In millions)	2023	2022	(Decrease)
WAVE	$28.3	$23.8	$4.5
ClarkDietrich	16.7	20.1	(3.4)
Serviacero Worthington	9.0	1.8	7.2
ArtiFlex	-	(13.4)	13.4
Workhorse	0.4	(0.6)	1.0
Total Equity Income	$54.4	$31.7	$22.7

•
Equity income increased $22.7 million over the first quarter of fiscal 2023, which included a $15.8 million loss on the sale of our former equity investment in ArtiFlex. Excluding this loss in the prior year quarter, equity income was up $6.9 million, as higher contributions by both Serviacero and WAVE were partially offset by a decline at ClarkDietrich. Serviacero was the biggest driver of the overall increase with equity earnings up $7.2 million, primarily due to higher direct spreads.

Income Taxes

	Three Months Ended
	August 31,
		Effective		Effective	Increase/
(In millions)	2023	Tax Rate	2022	Tax Rate	(Decrease)
Income tax expense	$28.8	23.3%	$19.5	23.9%	$9.3

•
Income tax expense was $28.8 million in the first quarter of fiscal 2024 compared to income tax expense of $19.5 million in the first quarter of fiscal 2023. The increase was driven by higher pre-tax earnings. Tax expense in the first quarter of fiscal 2024 reflected an estimated annual effective rate of 23.3% compared to 23.9% for the prior year quarter. For additional information regarding our income taxes, refer to “Note L – Income Taxes.”

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

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP Financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	August 31,
(In millions)	2023	2022
Net earnings attributable to controlling interest	$96.1	$64.1
Interest expense, net	3.1	8.6
Income tax expense	28.8	19.5
EBIT	128.0	92.2
Incremental expense related to Level5 earnout (1)	-	0.5
Impairment of long-lived assets (2)	0.9	0.1
Restructuring and other income, net (3)	-	(1.1)
Separation costs (4)	6.0	-
Loss on extinguishment of debt (5)	1.5	-
Pension settlement charge (6)	-	4.8
Loss on sale of investment in ArtiFlex (7)	-	15.8
Adjusted EBIT	$136.4	$112.3

(1)
Reflects incremental compensation expense attributable to the Level5 earnout.
(2)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in both periods were driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our Samuel joint venture’s former toll processing facility in Cleveland, Ohio, and exclude the impact of the noncontrolling interest.
(3)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). The net gain recognized in the prior year quarter resulted primarily from the sale of the remaining real property of our legacy oil & gas equipment business.
(4)
Reflects direct and incremental costs incurred in connection with the anticipated tax-free spin-off of the Company’s Steel Processing business, including third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(5)
Reflects a $1.5 million loss realized in connection with the July 28, 2023 early redemption of the 2026 Notes.
(6)
Reflects a non-cash settlement charge to accelerate a portion of the overall deferred pension cost associated with The Gerstenslager Company Bargaining Unit Employees' Pension Plan as a result of a pension lift-out transaction completed in August 2022 to transfer a portion of the total projected benefit obligation to a third-party insurance company.
(7)
Reflects the loss realized in connection with the August 3, 2022 sale of the Company’s 50% noncontrolling equity investment in ArtiFlex.

The following table provides a summary of adjusted EBIT by operating segment for the periods presented.

	Three Months Ended
	August 31,
		% of Adjusted		% of Adjusted	Increase/
(In millions)	2023	EBIT	2022	EBIT	(Decrease)
Steel Processing	$78.0	57.2%	$34.9	31.1%	$43.1
Consumer Products	9.0	6.6%	20.9	18.6%	(11.9)
Building Products	54.0	39.6%	52.7	46.9%	1.3
Sustainable Energy Solutions	(4.7)	(3.5%)	(1.4)	(1.2%)	(3.3)
Other	0.1	0.1%	5.1	4.6%	(5.0)
Total Adjusted EBIT	$136.4	100.0%	$112.3	100.0%	$24.1
•
Steel Processing – Steel Processing – Adjusted EBIT was $78.0 million in the first quarter of fiscal 2024, an increase of $43.1 million compared to the first quarter of fiscal 2023, due primarily to favorable direct spreads, including $17.0 million associated with the quarter-over-quarter swing in estimated inventory holding gains and losses, and, to a lesser extent, higher equity earnings at Serviacero, up $7.2 million.
•
Consumer Products – Adjusted EBIT was $9.0 million in the first quarter of fiscal 2024, down $11.9 million compared to the first quarter of fiscal 2023, driven primarily by lower volumes, partially offset by a favorable pricing spread as price increases implemented in fiscal 2023 held steady through August 31, 2023.
•
Building Products – Adjusted EBIT was $54.0 million in the first quarter of fiscal 2024, an increase of $1.3 million compared to the first quarter of fiscal 2023, driven primarily by higher contributions of equity income, up $1.2 million. Operating income was up slightly as nominal improvements in gross margin were largely offset by $1.5 million of incremental SG&A expense on higher healthcare and other benefit related costs and higher wages.
•
Sustainable Energy Solutions – Adjusted EBIT was a loss of $4.7 million for the first quarter of fiscal 2024, a decline of $3.3 million compared to the first quarter of fiscal 2023 on lower volumes and higher SG&A expense.

Liquidity and Capital Resources

During the three months ended August 31, 2023, we generated $59.7 million of cash from operating activities, invested $29.3 million in property, plant and equipment and invested $15.0 million in a note receivable. Additionally, we repaid $243.8 million to redeem our 2026 Notes, repaid $2.8 million of short-term borrowings and paid dividends of $15.7 million on the common shares. The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,
(In millions)	2023	2022
Net cash provided by operating activities	$59.7	$81.0
Net cash used by investing activities	(44.3)	(29.8)
Net cash used by financing activities	(269.3)	(49.9)
Increase (decrease) in cash and cash equivalents	(253.9)	1.3
Cash and cash equivalents at beginning of period	454.9	34.5
Cash and cash equivalents at end of period	$201.0	$35.8

We believe that the available borrowing capacity of our committed line of credit is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter, and expenditures related to the planned Separation. Our resources include cash and cash equivalents and unused committed lines of credit. There were no borrowings outstanding under the Credit Facility at August 31, 2023, leaving up to $500.0 million available for future use.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We are also in the process of evaluating our post-Separation capital structure. Should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. We may also from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open-market purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction may or may not be material. On July 28, 2023, we redeemed in full our 2026 Notes for $243.8 million. The redemption price approximated the par value of debt of $243.6 million plus accrued interest. See “Note H” – Debt” for additional information.

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

Net cash provided by operating activities was $59.7 million during the first quarter of fiscal 2024, compared to $81.0 million during the prior year quarter. This change was primarily due to a $49.9 million increase in net operating working capital (accounts receivable, inventories, and accounts payable) requirements over the prior year quarter, mainly driven by higher inventory balances, fluctuations in steel prices and lagging price indices.

Investing Activities

Net cash used by investing activities was $44.3 million during the first quarter of fiscal 2024, compared to $29.8 million during the prior year quarter. Net cash used by investing activities in the current year quarter resulted from capital expenditures of $29.3 million and investment in a note receivable of $15.0 million. Net cash used by investing activities in the first quarter of fiscal 2023 resulted primarily from the purchase of the Level5 business on June 2, 2022, for $56.1 million, net of cash acquired, and capital expenditures of $21.5 million, partially offset by combined cash proceeds of $47.9 million from the sale of our 50% noncontrolling equity investment in ArtiFlex and other long-lived assets, including the related real property that was owned by Worthington and leased to ArtiFlex.

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

Financing Activities

Net cash used by financing activities was $269.3 million during the first quarter of fiscal 2024, compared to $49.9 million in the prior year quarter. The change was primarily due to the repayment of $243.8 million of long-term debt associated with the redemption of the 2026 Notes in July 2023.

Common shares – On September 27, 2023, the Board declared a quarterly dividend of $0.32 per share payable on December 15, 2023, to shareholders of record on November 15, 2023.

On March 20, 2019, the Board authorized the repurchase of up to 6.6 million common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5.6 million common shares, increasing the total number of common shares then authorized for repurchase to 10.0 million. As of August 31, 2023, 6.1 million common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of August 31, 2023, we were in compliance with the financial covenants of our short-term and long-term financial debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against our Credit Facility at August 31, 2023, leaving the full borrowing capacity of $500.0 million available for future use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2023 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Industries’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2023). Based on that evaluation, Worthington Industries’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2023) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2023 Form 10-K, as filed with the SEC on July 31, 2023, and available at www.sec.gov or at www.worthingtonindustries.com, we included a detailed discussion of our risk factors. Other than as noted below, our risk factors have not changed significantly from those disclosed in the 2023 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2023 Form 10-K, as well as the risk described below, could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2023 Form 10-K and the risk described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

The UAW strikes against the Detroit Three automakers could have material adverse effects on our business, financial position, results of operations and cash flows as well as the planned Separation. The automotive industry is one of the largest consumers of flat-rolled steel, and the largest end market for our Steel Processing operating segment. While the duration and scope of the initial and any future UAW strikes against the Detroit Three automakers, as well as the corresponding impact on the business of suppliers to the Detroit Three automakers and the impact on our own business, financial position, results of operations and cash flow, are impossible to predict at this time, the prolonged idling of our customers’ production facilities in response to the strikes could have a material adverse impact on us. Prolonged strikes by the UAW may also impact the Separation, including the timing of the Separation and the expected performance of each of the two independent, publicly-traded companies following the planned Separation. The extent to which the UAW strikes will impact us and the Separation will depend on future developments, which cannot be predicted and are highly uncertain. The ultimate impact on our business, financial position, results of operations and cash flows, as well as the planned Separation, will depend on factors beyond our control including the duration and scope of the strikes.

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Industries sold by Worthington Industries during the three months ended August 31, 2023 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares. The presentation of the table below and related footnote represents full common share amounts.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (2)	Plans or Programs (1)
June 1-30, 2023	81,828	$61.62	-	6,065,000
July 1-31, 2023	57,734	69.64	-	6,065,000
August 1-31, 2023	-	-	-	6,065,000
Total	139,562	$65.72	-

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 million common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 million common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 million (net of previously repurchased common shares). A total of 3,935,000 million common shares have been repurchased since the latest authorization, leaving 6,065,000 million common shares available for repurchase under these authorizations at August 31, 2023. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.
(2)
There were no common shares purchased during the first fiscal quarter of 2024 as part of publicly announced plans or programs.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

No response required.

Item 6. – Exhibits

Exhibit No.	Description

3.1

Amended Articles of Incorporation of Worthington Industries, Inc., as filed with the Ohio Secretary of State on October 13, 1998 (Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 1998 (SEC File No. 0-4016)) P

3.2

Code of Regulations of Worthington Industries, Inc. (reflecting all amendments through the date of this Quarterly Report on Form 10-Q) [This document represents the Code of Regulations of Worthington Industries, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Industries, Inc. for the quarterly period ended August 31, 2000 (SEC File No. 1-8399))

10.1

Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Industries, Inc. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2023 (SEC File No. 1-8399)) †

10.2

Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2024 or Named Executive Officers of Worthington Industries, Inc. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Worthington Industries, Inc. for the fiscal year ended May 31, 2023 (SEC File No. 1-8399)) †

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document #

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023, formatted in Inline XBRL (is included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Industries are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated Balance Sheets at August 31, 2023 and May 31, 2023;
(ii)
Consolidated Statements of Earnings for the three months ended August 31, 2023 and August 31, 2022;
(iii)
Consolidated Statements of Comprehensive Income for the three months ended August 31, 2023 and August 31, 2022;
(iv)
Consolidated Statements of Cash Flows for the three months ended August 31, 2023 and August 31, 2022; and
(v)
Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON INDUSTRIES, INC.

Date: October 4, 2023	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)