Form 10-Q
period 2024-02-29
WORTHINGTON ENTERPRISES, INC.
filed 2024-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 3, 2024, the number of common shares, without par value, of the Registrant issued and outstanding was 50,146,357.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AOCI	Accumulated other comprehensive income (loss)
ArtiFlex	ArtiFlex Manufacturing, LLC
AR Facility	Our former revolving trade accounts receivable securitization facility
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
Distribution

The pro-rata distribution of all outstanding shares of Worthington Steel whereby each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one common share of Worthington Enterprises held as of the Record Date.

EPS	Earnings per common share
Equity Income	Equity in net income of unconsolidated affiliates
Exchange Act	Securities Exchange Act of 1934, as amended
Form 10-Q	Our Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024
fiscal 2023	Our fiscal year ended May 31, 2023
fiscal 2024	Our fiscal year ending May 31, 2024
GAAP	U.S. generally accepted accounting principles
GDP	Gross domestic product
HPG	Halo Products Group, LLC
HMI	The National Association of Home Builders/Wells Fargo Housing Market Index
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Record Date	Close of business on November 21, 2023
Samuel	Worthington Samuel Coil Processing LLC
SEC	Securities and Exchange Commission
Separation	The separation of our Steel Processing business, effective December 1, 2023
Serviacero	Serviacero Planos, S. de R. L. de C.V.
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Spartan	Spartan Steel Coating, L.L.C.
TWB	TWB Company, L.L.C.
U.S.	United States of America
Voestalpine	Voestalpine Automotive Components Nagold GmbH & Co. KG
WAVE	Worthington Armstrong Venture
Halo	WH Products, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Steel	Worthington Steel, Inc.
Worthington Steel Credit Facility	Worthington Steel’s $550,000,000 senior secured revolving credit facility with a group of lenders
WSP	Worthington Specialty Processing
2023 Form 10-K	Our Annual Report on Form 10-K for fiscal 2023 as filed with the SEC on July 31, 2023
2024 Notes	The senior unsecured notes that we issued on August 10, 2012, in the principal amount of $150,000,000, which bore interest at a rate of 4.60% and were set to mature on August 10, 2024
2026 Notes	The senior unsecured notes that we issued on April 15, 2014, in the principal amount of $250,000,000, which bore interest at a rate of 4.55% and were scheduled to mature on April 15, 2026

Safe Harbor Statement

Selected statements contained in this Form 10-Q, including, without limitation, in MD&A, constitute “forward-looking statements,” as that term is used in the PSLRA. The Company wishes to take advantage of the safe harbor provisions included in the Act. Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
future or expected cash positions, liquidity and ability to access financial markets and capital;
•
outlooks, strategies or business plans;
•
anticipated benefits of the Separation;
•
the expected financial and operational performance of, and future opportunities for, the Company following the Separation;
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
•
projected profitability potential;
•
the ability to make acquisitions, form joint ventures and consolidate operations, and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;
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
•
the ever-changing effects of COVID-19 and the various responses of governmental and nongovernmental authorities thereto on economies and markets, and on the Company’s customers, counterparties, employees and third-party service providers; and
•
other non-historical matters.

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
•
the impact of tariffs, the adoption of trade restrictions affecting the Company’s products or suppliers, a U.S. withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
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
•
the impact of judicial rulings and governmental regulations, both in the U.S. and abroad, including those adopted by the SEC and other governmental agencies as contemplated by the CARES Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;
•
the effect of healthcare laws in the U.S. and potential changes for such laws, which may increase the Company’s healthcare and other costs and negatively impact the Company’s operations and financial results;
•
the effect of tax laws in the U.S. and potential changes for such laws, which may increase the Company’s costs and negatively impact the Company’s operations and financial results;
•
cyber security risks;

•
the effect of privacy and information security laws and standards; and
•
other risks described from time to time in the Company’s filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K.

The Company notes these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company does not undertake, and hereby disclaims, any obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

v

USE OF NON-GAAP FINANCIAL MEASURES AND DEFINITIONS

Adjusted EBITDA

Adjusted EBITDA is defined as adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA is calculated by adding or subtracting, as appropriate, interest expense, net, income tax expense, depreciation, and amortization to/from net earnings from continuing operations attributable to controlling interest, which is further adjusted to exclude impairment and restructuring charges (gains) as well as other items that management believes are not reflective of, and thus should not be included when evaluating the performance of its ongoing operations, as outlined below. Adjusted EBITDA also excludes stock-based compensation due to its non-cash nature, which is consistent with how management assesses operating performance. At the segment level, adjusted EBITDA includes expense allocations for centralized corporate back-office functions that exist to support the day-to-day business operations. Public company and other governance costs are held at the corporate level.

Adjusted EBITDA typically excludes items that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Management uses the non-GAAP financial measures to evaluate our performance, engage in financial and operational planning, and determine incentive compensation. Management believes these non-GAAP financial measures provide useful supplemental information and additional perspective on the performance of our ongoing operations and should not be considered as an alternative to the comparable GAAP measure. Additionally, management believes these non-GAAP financial measures allow for meaningful comparisons and analysis of trends in our businesses and enables investors to evaluate operations and future prospects in the same manner as management.

Exclusions from adjusted EBITDA

Management believes it is useful to exclude the following items from adjusted EBITDA for its own and investors’ assessment of the business for the reasons identified below:

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which we believe facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring activities, which can result in both discrete gains and/or losses, consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These items are excluded because they are not part of the ongoing operations of our underlying business.
•
Separation costs, which consist of direct and incremental costs incurred in connection with the completed Separation, are excluded as they are one-time in nature and are not expected to occur in periods following the Separation. These costs include fees paid to third-party advisors, such as investment banking, audit and other advisory services as well as direct and incremental costs associated with the separation of shared corporate functions. Results in fiscal 2024 also include incremental compensation expense associated with the modification of unvested short and long-term incentive compensation awards, as required under the employee matters agreement executed in conjunction with the Separation.
•
Loss on early extinguishment of debt, is excluded because it does not occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.
•
Pension settlement charges, are excluded because of their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance. These transactions typically result from the transfer of all or a portion of the total projected benefit obligation to third-party insurance companies.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 29,	May 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$227,310	$422,268
Receivables, less allowances of $750 and $803 at February 29, 2024 and May 31, 2023, respectively	219,389	224,863
Inventories:
Raw materials	74,929	91,988
Work in process	18,234	19,189
Finished products	98,553	83,322
Total inventories	191,716	194,499
Income taxes receivable	2,398	1,681
Prepaid expenses and other current assets	50,298	46,301
Current assets of discontinued operations	-	978,725
Total current assets	691,111	1,868,337
Investments in unconsolidated affiliates	120,707	138,041
Operating lease assets	21,285	24,686
Goodwill	345,445	336,178
Other intangible assets, net of accumulated amortization of $82,190 and $73,308 at February 29, 2024 and May 31, 2023, respectively	226,859	230,851
Other assets	30,900	14,339
Property, plant and equipment:
Land	12,203	12,120
Buildings and improvements	142,522	139,514
Machinery and equipment	417,777	403,885
Construction in progress	39,260	24,779
Total property, plant and equipment	611,762	580,298
Less: accumulated depreciation	343,380	323,883
Total property, plant and equipment, net	268,382	256,415
Non-current assets of discontinued operations	-	782,071
Total assets	$1,704,689	$3,650,918

Liabilities and equity
Current liabilities:
Accounts payable	$108,660	$126,743
Accrued compensation, contributions to employee benefit plans and related taxes	47,657	46,782
Dividends payable	8,916	18,330
Other accrued items	29,697	37,801
Current operating lease liabilities	6,555	6,682
Income taxes payable	536	8,918
Current maturities of long-term debt	267	264
Current liabilities of discontinued operations	-	472,038
Total current liabilities	202,288	717,558
Other liabilities	76,300	71,766
Distributions in excess of investment in unconsolidated affiliate	116,775	117,297
Long-term debt	297,695	689,718
Non-current operating lease liabilities	15,103	18,326
Deferred income taxes, net	82,086	82,356
Non-current liabilities of discontinued operations	-	132,269
Total liabilities	790,247	1,829,290
Shareholders’ equity - controlling interest	912,096	1,696,011
Noncontrolling interests	2,346	125,617
Total equity	914,442	1,821,628
Total liabilities and equity	$1,704,689	$3,650,918

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net sales	$316,755	$346,315	$926,902	$1,049,694
Cost of goods sold	243,643	267,344	720,882	820,266
Gross profit	73,112	78,971	206,020	229,428
Selling, general and administrative expense	65,134	71,359	210,262	211,208
Impairment of long-lived assets	-	484	-	484
Restructuring and other expense (income), net	698	823	704	(354)
Separation costs	2,999	2,305	12,465	3,572
Operating income (loss)	4,281	4,000	(17,411)	14,518
Other income (expense):
Miscellaneous income (expense), net	(6,995)	217	(5,983)	(4,499)
Loss on extinguishment of debt	-	-	(1,534)	-
Interest expense, net	(50)	(4,186)	(1,596)	(15,689)
Equity in net income of unconsolidated affiliates	43,235	37,111	127,328	102,004
Earnings before income taxes	40,471	37,142	100,804	96,334
Income tax expense	18,471	7,391	34,041	20,709
Net earnings from continuing operations	22,000	29,751	66,763	75,625
Net earnings from discontinued operations	-	20,507	83,106	59,382
Net earnings	22,000	50,258	149,869	135,007
Net earnings attributable to noncontrolling interests	-	3,933	7,460	8,382
Net earnings attributable to controlling interest	$22,000	$46,325	$142,409	$126,625

Amounts attributable to controlling interest:
Net earnings from continuing operations	$22,000	$29,751	$66,763	$75,625
Net earnings from discontinued operations	-	16,574	75,646	51,000
Net earnings attributable to controlling interest	$22,000	$46,325	$142,409	$126,625

Earnings per share from continuing operations - basic	$0.45	$0.61	$1.36	$1.56
Earnings per share from discontinued operations - basic	-	0.34	1.54	1.05
Net earnings per share attributable to controlling interest - basic	$0.45	$0.95	$2.90	$2.61

Earnings per share from continuing operations - diluted	$0.44	$0.60	$1.33	$1.53
Earnings per share from discontinued operations - diluted	-	0.34	1.50	1.04
Net earnings per share attributable to controlling interest - diluted	$0.44	$0.94	$2.83	$2.57

Weighted average common shares outstanding - basic	49,315	48,587	49,113	48,541
Weighted average common shares outstanding - diluted	50,417	49,493	50,271	49,356

Cash dividends declared per common share	$0.16	$0.31	$0.80	$0.93

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net earnings	$22,000	$50,258	$149,869	$135,007
Other comprehensive income (loss), net of tax
Foreign currency translation	(700)	1,563	1,643	(7,680)
Pension liability adjustment	6,805	323	6,802	3,180
Cash flow hedges	218	34,342	6,916	17,042
Other comprehensive income	6,323	36,228	15,361	12,542
Comprehensive income	28,323	86,486	165,230	147,549
Comprehensive income attributable to noncontrolling interests	-	3,933	7,460	8,382
Comprehensive income attributable to controlling interest	$28,323	$82,553	$157,770	$139,167

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Operating activities:
Net earnings	$22,000	$50,258	$149,869	$135,007
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,949	28,153	68,281	84,508
Impairment of long-lived assets	-	484	1,401	796
Provision for (benefit from) deferred income taxes	4,329	(5,525)	843	(20,198)
Loss on extinguishment of debt	-	-	1,534	-
Bad debt expense (income)	24	2,346	(430)	3,786
Equity in net income of unconsolidated affiliates, net of distributions	(2,926)	23,218	3,169	84,415
Net loss (gain) on sale of assets	(14)	46	(348)	(4,988)
Stock-based compensation	2,602	4,975	13,294	13,758
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(18,124)	3,382	49,737	160,475
Inventories	16,176	53,499	54,999	166,959
Accounts payable	15,561	6,627	(59,534)	(195,489)
Accrued compensation and employee benefits	7,190	(2,900)	(2,030)	(33,432)
Income taxes payable	(725)	-	(7,691)	(300)
Other operating items, net	(7,921)	17,588	(28,288)	833
Net cash provided by operating activities	50,121	182,151	244,806	396,130

Investing activities:
Investment in property, plant and equipment	(10,017)	(22,748)	(72,191)	(68,715)
Acquisitions, net of cash acquired	(8,707)	-	(29,721)	(56,088)
Proceeds from sale of assets, net of selling costs	35	51	837	35,545
Investment in note receivable	100	-	(14,900)	-
Investment in non-marketable equity securities	(75)	(20)	(1,614)	(270)
Net proceeds from sale of investment in ArtiFlex	-	(300)	-	35,795
Excess distributions from unconsolidated affiliate	-	-	1,085	-
Net cash used by investing activities	(18,664)	(23,017)	(116,504)	(53,733)

Financing activities:
Dividend from Worthington Steel at Separation	150,000	-	150,000	-
Distribution to Worthington Steel at Separation	(218,048)	-	(218,048)	-
Net proceeds from (repayments of) short-term borrowings (1)	-	(1,330)	172,187	(44,392)
Principal payments on long-term obligations	(150,133)	(5,759)	(393,890)	(5,909)
Proceeds from issuance of common shares, net of tax withholdings	(1,023)	704	(15,360)	(3,411)
Payments to noncontrolling interests	-	-	(1,920)	(11,760)
Dividends paid	(15,849)	(15,101)	(48,907)	(44,166)
Net cash used by financing activities	(235,053)	(21,486)	(355,938)	(109,638)

Increase (decrease) in cash and cash equivalents	(203,596)	137,648	(227,636)	232,759
Cash and cash equivalents at beginning of period	430,906	129,596	454,946	34,485
Cash and cash equivalents at end of period	$227,310	$267,244	$227,310	$267,244

(1)
Net proceeds in the nine months ended February 29, 2024 consisted of borrowings under short-term credit facilities assumed by Worthington Steel in conjunction with the Separation.

The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows include the results from continuing and discontinued operations. See “Note B – Discontinued Operations” for a summarization of significant non-cash items related to discontinued operations.

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONDENSED Notes to Consolidated Financial Statements (UNAUDITED)

(In thousands, except per common share amounts)

Note A – Basis of Presentation

Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of Worthington Enterprises and its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Prior to the Separation, we owned controlling interests in the following four joint ventures: Spartan (52%); TWB (55%); Samuel (63%); and WSP (51%). These joint ventures were consolidated with the equity owned by the other joint venture members and shown as noncontrolling interests in our consolidated balance sheet at May 31, 2023, and their portions of net earnings and OCI are shown as net earnings from discontinued operations or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. As of the Separation, Spartan, TWB, Samuel and WSP became joint ventures of Worthington Steel and are no longer reported in our current results. On February 1, 2024, we acquired an 80% controlling interest in Halo. See further discussion of Halo in “Note P – Acquisitions.”

Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within Equity Income in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note D – Investments in Unconsolidated Affiliates.”

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three and nine months ended February 29, 2024 are not necessarily indicative of the results that may be expected for fiscal 2024. For further information, refer to the consolidated financial statements and notes thereto included in our 2023 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

We recognize all revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery. There were no contract assets or unbilled receivables at February 29, 2024. Unbilled receivables of $3,708 at May 31, 2023 were attributed to Worthington Steel and recorded in current assets of discontinued operations on the consolidated balance sheet.

The Separation of Worthington Steel

On December 1, 2023, we completed the previously announced Separation of our Steel Processing business segment into a separate public company in a transaction intended to qualify as tax free to our shareholders, which was accomplished via the distribution of 100% of the outstanding common shares of Worthington Steel to holders of record of the Company’s common shares as of the close of business on November 21, 2023. Each holder of record received one share of Worthington Steel for every one share of the Company’s common stock held on the Record Date for the Distribution. Worthington Steel is an independent public company trading under the symbol “WS” on the NYSE.

In connection with the Separation, we entered into several agreements with Worthington Steel, effective November 30, 2023, that, among other things, provide a framework for our relationship with Worthington Steel after the Separation, including a long-term Steel Supply Agreement, a Trademark License Agreement, and Transition Services Agreement.

Pursuant to the long-term Steel Supply Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under this agreement for the three and nine months ended February 29, 2024, totaled $20,274, of which $10,702 was payable at February 29, 2024.

We have incurred direct and incremental costs associated with the Separation, including approximately $30,986 and $15,593 during the nine months ended February 29, 2024, and February 28, 2023, respectively, of which $18,521 and $12,021 have been attributed to discontinued operations. These costs consisted primarily of third-party advisory fees and certain non-recurring employee-related costs and, to the extent not attributed to Worthington Steel, are presented as a separate component of operating expense in our consolidated statements of earnings and held at the corporate level.

Note B - Discontinued Operations

The following table summarizes the assets and liabilities from discontinued operations at May 31, 2023:

Assets
Current assets:
Cash and cash equivalents	$32,678
Receivables, less allowances of $2,581	468,024
Inventories:
Raw materials	172,580
Work in process	164,059
Finished products	76,830
Total inventories	413,469
Income taxes receivable	2,517
Prepaid expenses and other current assets	58,656
Assets held for sale	3,381
Total current assets	978,725
Investments in unconsolidated affiliates	114,550
Operating lease assets	75,281
Goodwill	78,642
Other intangible assets, net of accumulated amortization of $38,894	83,375
Other assets	10,984
Property, plant and equipment:
Land	37,577
Buildings and improvements	169,155
Machinery and equipment	860,077
Construction in progress	20,386
Total property, plant and equipment	1,087,195
Less: accumulated depreciation	667,956
Total property, plant and equipment, net	419,239
Total assets	$1,760,796

Liabilities
Current liabilities:
Accounts payable	$402,177
Short-term borrowings	2,813
Accrued compensation, contributions to employee benefit plans and related taxes	47,028
Other accrued items	14,094
Current operating lease liabilities	5,926
Total current liabilities	472,038
Other liabilities	41,520
Noncurrent operating lease liabilities	71,656
Deferred income taxes, net	19,093
Total liabilities	$604,307

The following table summarizes the financial results from the discontinued operations of Worthington Steel for the periods presented. There were no discontinued operations for the three months ended February 29, 2024.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net sales	$-	$757,007	$1,670,027	$2,637,834
Cost of goods sold	-	692,171	1,481,731	2,448,319
Gross profit	-	64,836	188,296	189,515
Selling, general and administrative expense	-	34,698	74,908	106,110
Impairment of long-lived assets	-	-	1,401	312
Restructuring and other expense (income)	-	1	-	(4,204)
Separation costs	-	4,042	18,521	12,021
Operating income	-	26,095	93,466	75,276
Other income (expense):
Miscellaneous income, net	-	1,110	1,016	2,146
Interest expense, net	-	(1,849)	(3,706)	(6,557)
Equity in net income of unconsolidated affiliate	-	(185)	12,735	3,491
Earnings before income taxes	-	25,171	103,511	74,356
Income tax expense	-	4,664	20,405	14,974
Net earnings	-	20,507	83,106	59,382
Net earnings attributable to noncontrolling interest	-	3,933	7,460	8,382
Net earnings attributable to controlling interest	$-	$16,574	$75,646	$51,000

As permitted under GAAP, the cash flows related to discontinued operations have not been segregated in our consolidated statements of cash flows. Accordingly, the consolidated statements of cash flows include the results from both continuing and discontinued operations and amounts for certain captions will not agree with respective data in the consolidated balance sheet. We did not report any cash flows from discontinued operations during the three months ended February 29, 2024.

The following table summarizes significant non-cash operating items and capital expenditures of discontinued operations included in the consolidated statements of cash flows for the periods presented. There were no discontinued operations for the three months ended February 29, 2024.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Significant non-cash operating items:
Depreciation and amortization	$-	$16,260	$32,043	$50,306
Impairment of long-lived assets	-	-	1,401	312
Equity in income of unconsolidated affiliate	-	10,185	(12,734)	6,509
Net loss (gain) on sale of assets	-	46	(412)	(3,778)
Stock-based compensation	-	1,211	3,472	3,340
Significant investing activities:
Investment in property, plant and equipment	-	(10,809)	(33,457)	(36,450)
Acquisitions, net of cash acquired	-	-	(21,013)	-
Significant financing activities:
Net proceeds from short-term borrowings	-	-	172,187	-

Note C - Inventory

During the third quarter of fiscal 2024, we recognized lower of cost or net realizable charges totaling approximately $1,900 related to propane tanks imported from Europe that had higher than expected transportation costs. These charges were attributed to our Building Products operating segment and were recorded in cost of goods sold in the consolidated statement of earnings during the third quarter of fiscal 2024.

During the second quarter of fiscal 2024, we initiated a recall with the U.S. Consumer Protection Safety Commission for our recently introduced Balloon Time® mini helium tank. We have reserved for the estimated direct and incremental costs expected to be incurred to administer the recall program, which we expect to be immaterial due to the small population of tanks purchased by end consumers. However, we booked a reserve of approximately $3,000 to reflect the impacted inventory at its estimated net realizable value. The adjustment was attributed to our Consumer Products operating segment and was recorded in cost of goods sold in the consolidated statement of earnings during the second quarter of fiscal 2024.

Note D – Investments in Unconsolidated Affiliates

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method and included the following at February 29, 2024: ClarkDietrich (25%); WAVE (50%); and Workhorse (20%). We held a 50% non-controlling interest in Serviacero prior to the Separation. Equity Income and the related investment have been presented as discontinued operations for all periods presented.

We also held a 50% noncontrolling equity interest in ArtiFlex, through August 3, 2022, when it was purchased by the unrelated joint venture partner. In connection with this transaction, we received net cash proceeds of approximately $35,795 and realized a pre-tax loss of $16,059 within Equity Income, representing the amount by which the book value of our investment exceeded the net cash proceeds.

During the second quarter of fiscal 2024, we recognized a pre-tax gain of $2,780 within Equity Income in connection with the sale of Workhorse’s operations in Brazil.

We received distributions from unconsolidated affiliates totaling $144,317 during the nine months ended February 29, 2024. We have received cumulative distributions from WAVE in excess of our investment balance amounting to $116,775 and $117,297, respectively, at February 29, 2024 and May 31, 2023, which are presented separately within long-term liabilities in our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if the investment balance becomes positive, it will be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any negative investment balance classified as a liability as income immediately.

We use the “cumulative earnings” approach for determining cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the joint venture, in which case the “excess” distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. During the nine months ended February 29, 2024, we classified $1,085 of “excess” dividends received from WAVE as an investing activity.

The following tables summarize combined financial information for our unconsolidated affiliates included in continuing operations as of the dates, and for the periods presented:

	February 29,	May 31,
(In thousands)	2024	2023
Cash and cash equivalents	$86,533	$36,988
Other current assets	574,099	661,700
Non-current assets	324,793	335,567
Total assets	$985,425	$1,034,255

Current liabilities	312,235	176,959
Current maturities of long-term debt	20,500	36,936
Long-term debt	349,377	349,215
Other non-current liabilities	137,275	139,228
Equity	166,038	331,917
Total liabilities and equity	$985,425	$1,034,255

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Net sales	$497,938	$511,663	$1,579,992	$1,727,225
Gross profit	171,497	154,980	492,812	467,664
Operating income	126,377	115,286	376,782	349,925
Depreciation and amortization	6,936	5,662	21,737	18,559
Interest expense	4,943	4,476	15,220	10,920
Income tax expense	549	791	1,900	1,604
Net earnings	119,982	111,505	360,748	342,574

Note E – Impairment of Long-Lived Assets

During the third quarter of fiscal 2023, we determined that certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio, were impaired. These assets were determined to have no alternative use and were written down to their estimated salvage value of approximately $70 resulting in an impairment charge of $484 during the three months ended February 28, 2023.

Our Sustainable Energy Solutions business continues to operate in a challenging market, driven by continued weakness in overall economic conditions in Europe as well as slow adoption of hydrogen and CNG transportation applications. Management continues to focus on near term cost controls while making investments necessary to maintain its position as a global solutions provider with the scale and expertise to effectively serve the emerging sustainability economy worldwide. We believe the overall long-term outlook for the business is positive and project sufficient future cash flows to support the current carrying value of the business. However, it is at least reasonably possible that continued lower-than-expected volumes and financial results, or a decision to explore strategic alternatives, could change our determination that the assets are not impaired.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption, in our consolidated statement of earnings for the nine months ended February 28, 2024 is summarized below:

(In thousands)	Balance, as of May 31, 2023	Expense	Payments	Balance, as of February 29, 2024
Early retirement and severance	$135	$704	$(253)	$586

The total liability associated with our restructuring activities as of February 29, 2024 is expected to be paid in the next 12 months.

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

Note H – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, at February 29, 2024, we were party to an operating lease for an aircraft in which we have guaranteed a residual value at the termination of the lease on March 30, 2028. The maximum obligation under the terms of this guarantee was approximately $15,796 at February 29, 2024. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

At February 29, 2024, we also had in place $12,137 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at February 29, 2024.

Note I – Debt and Receivables Securitization

The following table summarizes our long-term debt outstanding at February 29, 2024 and May 31, 2023:

	February 29,	May 31,
(In thousands)	2024	2023
2024 Notes	-	150,000
2026 Notes	-	243,623
4.30% senior notes due August 1, 2032	200,000	200,000
2.06% Series A senior note due August 23, 2031	39,654	39,226
2.40% Series B senior notes due August 23, 2034	59,427	58,786
Other	267	528
Total debt	299,348	692,163
Unamortized discount and debt issuance costs	(1,386)	(2,181)
Total debt, net	297,962	689,982
Less: current maturities and short-term borrowings	267	264
Total long-term debt	$297,695	$689,718

Maturities of long-term debt are as follows:

(In thousands)
2025	$267
2026	-
2027	-
2028	-
2029	-
Thereafter	299,081
Total	$299,348

Long-Term Debt

On April 15, 2014, we issued the 2026 Notes. During fiscal 2023, we purchased approximately $6,377 of the principal amount of the 2026 Notes in open market transactions, leaving $243,623 within long-term debt at May 31, 2023. On June 29, 2023, we notified the trustee under the indenture to which the 2026 Notes are subject that we had elected to redeem in full the 2026 Notes. On July 28, 2023, we redeemed, in full, the 2026 Notes at a price that approximated the par value of the debt of $243,623. In connection with the debt redemption, we recognized a non-cash loss of $1,534 related primarily to unamortized debt issuance costs and amounts deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Other Financing Arrangements

On September 27, 2023, we amended and restated the Credit Facility, extending the final maturity from August 20, 2026 to September 27, 2028, while keeping in place the $500,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The applicable margin is determined by our Total Leverage Ratio. There were no borrowings outstanding under the Credit Facility at February 29, 2024, leaving $500,000 available for use.

On May 19, 2022, we entered into the five-year AR Facility that allowed for short-term borrowings of up to $175,000 through the factoring and subsequent sale, on a revolving basis, of eligible accounts receivable of certain of our subsidiaries to Worthington Receivables Company, LLC, a wholly-owned, consolidated, bankruptcy-remote indirect subsidiary. On June 29, 2023, we elected to terminate the AR Facility. No early termination or other similar fees or penalties were paid in connection with the termination.

Note J – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 29, 2024			February 28, 2023
(In thousands)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(615)	$(85)	$(700)	$1,421	$142	$1,563
Pension liability adjustment	8,927	(2,122)	6,805	415	(92)	323
Cash flow hedges	564	(346)	218	43,963	(9,621)	34,342
Other comprehensive income (loss)	$8,876	$(2,553)	$6,323	$45,799	$(9,571)	$36,228

	Nine Months Ended
	February 29, 2024			February 28, 2023
(In thousands)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$1,555	$88	$1,643	$(7,549)	$(131)	$(7,680)
Pension liability adjustment	8,927	(2,125)	6,802	4,155	(975)	3,180
Cash flow hedges	9,140	(2,224)	6,916	21,201	(4,159)	17,042
Other comprehensive income (loss)	$19,622	$(4,261)	$15,361	$17,807	$(5,265)	$12,542

Note K – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional				Non-
	Paid-in	AOCI,	Retained		controlling
(In thousands)	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2023	$290,799	$(23,179)	$1,428,391	$1,696,011	$125,617	$1,821,628
Net earnings	-	-	96,106	96,106	3,597	99,703
Other comprehensive loss	-	(5,408)	-	(5,408)	-	(5,408)
Common shares issued, net of withholding tax	(5,130)	-	-	(5,130)	-	(5,130)
Common shares in non-qualified plans	130	-	-	130	-	130
Stock-based compensation	8,995	-	-	8,995	-	8,995
Cash dividends declared	-	-	(16,081)	(16,081)	-	(16,081)
Dividends to noncontrolling interests	-	-	-	-	(1,921)	(1,921)
Balance at August 31, 2023	$294,794	$(28,587)	$1,508,416	$1,774,623	$127,293	$1,901,916
Net earnings	-	-	24,302	24,302	3,865	28,167
Other comprehensive income	-	14,446	-	14,446	-	14,446
Common shares issued, net of withholding tax	(9,207)	-	-	(9,207)	-	(9,207)
Common shares in non-qualified plans	195	-	-	195	-	195
Stock-based compensation	4,511	-	-	4,511	-	4,511
Cash dividends declared	-	-	(16,061)	(16,061)	-	(16,061)
Dividends to noncontrolling interests	-	-	-	-	-	-
Balance at November 30, 2023	$290,293	$(14,141)	$1,516,657	$1,792,809	$131,158	$1,923,967
Net earnings	-	-	22,000	22,000	-	22,000
Other comprehensive income	-	6,323	-	6,323	-	6,323
Common shares issued, net of withholding tax	(1,023)	-	-	(1,023)	-	(1,023)
Common shares in non-qualified plans	53	-	-	53	-	53
Stock-based compensation	2,071	-	-	2,071	-	2,071
Separation of Worthington Steel	-	(717)	(901,370)	(902,087)	(128,812)	(1,030,899)
Cash dividends declared	-	-	(8,050)	(8,050)	-	(8,050)
Balance at February 29, 2024	$291,394	$(8,535)	$629,237	$912,096	$2,346	$914,442

	Controlling Interest
	Additional				Non-
	Paid-in	AOCI,	Retained		controlling
(In thousands)	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2022	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	64,082	64,082	1,162	65,244
Other comprehensive loss	-	(20,462)	-	(20,462)	-	(20,462)
Common shares issued, net of withholding tax	(3,466)	-	-	(3,466)	-	(3,466)
Common shares in non-qualified plans	136	-	-	136	-	136
Stock-based compensation	6,976	-	-	6,976	-	6,976
Cash dividends declared	-	-	(15,418)	(15,418)	-	(15,418)
Balance at August 31, 2022	$277,085	$(43,312)	$1,278,827	$1,512,600	$134,372	$1,646,972
Net earnings	-	-	16,218	16,218	3,287	19,505
Other comprehensive loss	-	(3,224)	-	(3,224)	-	(3,224)
Common shares issued, net of withholding tax	(649)	-	-	(649)	-	(649)
Common shares in non-qualified plans	298	-	-	298	-	298
Stock-based compensation	3,620	-	-	3,620	-	3,620
Cash dividends declared	-	-	(15,470)	(15,470)	-	(15,470)
Dividends to noncontrolling interests	-	-	-	-	(11,760)	(11,760)
Balance at November 30, 2022	$280,354	$(46,536)	$1,279,575	$1,513,393	$125,899	$1,639,292
Net earnings	-	-	46,325	46,325	3,933	50,258
Other comprehensive income	-	36,228	-	36,228	-	36,228
Common shares issued, net of withholding tax	704	-	-	704	-	704
Common shares in non-qualified plans	107	-	-	107	-	107
Stock-based compensation	3,818	-	-	3,818	-	3,818
Cash dividends declared	-	-	(15,149)	(15,149)	-	(15,149)
Balance at February 28, 2023	$284,983	$(10,308)	$1,310,751	$1,585,426	$129,832	$1,715,258

The following table summarizes the changes in AOCI for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
(In thousands)	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
Other comprehensive income before reclassifications	1,555	60	14,893	16,508
Reclassification adjustments to net earnings (a)(b)	-	8,867	(5,753)	3,114
Income tax effect	88	(2,125)	(2,224)	(4,261)
Separation of Worthington Steel	10,874	(5,984)	(5,607)	(717)
Balance at February 29, 2024	$(9,606)	$(912)	$1,983	$(8,535)

	Foreign	Pension
	Currency	Liability	Cash Flow
(In thousands)	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2022	$(15,310)	$(6,244)	$(1,296)	$(22,850)
Other comprehensive loss before reclassifications	(7,549)	(619)	(2,999)	(11,167)
Reclassification adjustments to net earnings (a)(b)	-	4,774	24,200	28,974
Income tax effect	(131)	(975)	(4,159)	(5,265)
Balance at February 28, 2023	$(22,990)	$(3,064)	$15,746	$(10,308)

The consolidated statement of earnings classification of amounts reclassified to net income include:

(a)
Cash flow hedges – Disclosure of reclassification adjustments classified within continuing operations is provided in “Note Q – Derivative Financial Instruments and Hedging Activities.” The residual amount relates to Worthington Steel and has been presented within discontinued operations.
(b)
Pension liability adjustment – Reflects the acceleration of deferred pension costs in AOCI related to separate pension lift-out transactions completed in February 2024 and August 2022, respectively, to transfer the pension benefit obligation under The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.

Note L – Stock-Based Compensation

The Separation of the Steel Processing Business

In connection with the Separation, we adjusted our outstanding share-based awards in accordance with the terms of the Employee Matters Agreement. Adjustments to the underlying shares and terms of outstanding non-qualified stock options, services-based restricted common shares, and performance share awards were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of our pre-Distribution common share price and our post-Distribution common share price.

Non-Qualified Stock Options

The table below summarizes our stock option activity during the nine months ended February 29, 2024:

		Weighted
		Average
	Stock	Exercise
(In thousands, except per common share amounts)	Options	Price
Outstanding - June 1, 2023	573	$42.61
Converted to Worthington Steel common shares (1)	(61)	51.44
Separation related adjustment	254	-
Granted	58	68.68
Exercised	(126)	39.73
Forfeited	(7)	45.91
Outstanding - February 29, 2024	691	$28.83

(1)
Effective as of the Distribution, each outstanding stock option held by a then-current or former employee or service provider of Worthington Steel was converted into a stock option denominated in the common shares of Worthington Steel.

During the nine months ended February 29, 2024, we granted non-qualified stock options covering a total of 58 common shares under our stock-based compensation plans. For each grant, the exercise price was equal to the closing market price of the underlying common shares at the respective grant date. The weighted average fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $25.61 per share. The calculated pre-tax stock-based compensation expense for these non-qualified stock options was $1,485 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The weighted average fair value of stock options granted during the nine months ended February 29, 2024 was based on the following assumptions:

Dividend yield	2.34%
Expected volatility	42.62%
Risk-free interest rate	4.04%
Expected term (years)	6.0

Expected volatility is based on the historical volatility of the common shares and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the nine months ended February 29, 2024, we granted an aggregate of 214 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the grant date, or $64.57 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares was $13,831 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

The table below sets forth the service-based restricted common shares for the nine months ended February 29, 2024:

		Weighted
	Restricted	Average
	Common	Grant Date
(In thousands, except per common share amounts)	Shares	Fair Value
Outstanding - June 1, 2023	800	$47.39
Converted to Worthington Steel common shares (1)	(296)	55.70
Separation related adjustment	220	-
Granted	214	64.57
Vested	(337)	39.17
Forfeited	(20)	47.07
Outstanding - February 29, 2024	581	$36.34

(1)
Effective as of the Distribution, each restricted stock award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel common shares.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to corporate targets for cumulative corporate economic value added, EPS growth and, in the case of business unit executives, a business unit adjusted EBITDA target, in each case for the three-year periods ending May 31, 2024, 2025 and 2026. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

The table summarizes our performance activity for the nine months ended February 29, 2024.

		Weighted
	Restricted	Average
	Common	Grant Date
(In thousands, except per common share amounts)	Shares	Fair Value
Outstanding - June 1, 2023	172	$46.37
Converted to Worthington Steel common shares (1)	(39)	56.99
Separation related adjustment	58	-
Granted	113	52.73
Vested	(131)	39.93
Forfeited	(25)	36.02
Outstanding - February 29, 2024	148	$37.70

(1)
Effective as of the Distribution, each performance share award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel shares.

Note M – Income Taxes

Income tax expense for the nine months ended February 29, 2024 and February 28, 2023 reflected estimated annual effective income tax rates of 30.8% and 22.6%, respectively. Income tax expense in the current year period was impacted by certain discrete tax items triggered by the Separation, which were primarily non-deductible transaction costs. Our actual effective income tax rate for fiscal 2024 could be materially different from the forecasted rate as of February 29, 2024.

Note N – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per common share amounts)	2024	2023	2024	2023
Numerator (basic & diluted):
Net earnings from continuing operations	$22,000	$29,751	$66,763	$75,625
Denominator:
Denominator for basic EPS from continuing operations -
Weighted average common shares	49,315	48,587	49,113	48,541
Effect of dilutive securities	1,102	906	1,158	815
Denominator for diluted EPS from continuing operations -
Weighted average common shares	50,417	49,493	50,271	49,356

Basic EPS from continuing operations	$0.45	$0.61	$1.36	$1.56
Diluted EPS from continuing operations	$0.44	$0.60	$1.33	$1.53

Stock options covering an aggregate of 55 and 94 common shares for the three months ended February 29, 2024 and February 28, 2023, respectively, and 61 and 89 common shares for the nine months ended February 29, 2024 and February 28, 2023, respectively, have been excluded from the computation of diluted EPS because the effect would have been anti-dilutive for those periods.

Note O – Segment Operations

Our operations are managed principally on a products and services basis. Factors used to identify reportable segments include the nature of the products and services provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance. Our operations are organized under three operating segments: Consumer Products, Building Products, and Sustainable Energy Solutions, none of which are aggregated for segment reporting purposes. In prior quarters, we also presented an additional operating segment, Steel Processing, which is no longer a reportable segment as a result of the Separation. The related segment disclosures herein have been updated accordingly, including recasting prior period information to reflect the Steel Processing business as discontinued operations.

Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. We have identified our Chief Executive Officer as our CODM. Factors used to identify operating segments include the nature of the products and services provided by each business, the management reporting structure, the similarity of economic characteristics and certain quantitative measures, as prescribed by authoritative accounting guidance.

In connection with the Separation, our CODM began evaluating segment operating performance on the basis of adjusted EBITDA, as previously described in the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q. At the operating segment level, adjusted EBITDA excludes public company and other governance-related costs. Effective December 1, 2023, we also realigned management responsibilities and the internal reporting of our liquified petroleum gas propane tank manufacturing facility in Westerville, Ohio, to fall under our Building Products segment (from Consumer Products). Previously reported results have been recast to reflect these changes.

The following tables presents summarized financial information for our reportable segments for the periods indicated.

	Three Months Ended February 29, 2024
(In thousands)	Consumer Products	Building Products	Sustainable Energy Solutions	Unallocated Corporate and Other	Consolidated (5)
Net sales	$133,181	$148,190	$35,384	$-	$316,755
Restructuring and other expense, net	-	84	-	614	698
Separation costs	-	-	-	2,999	2,999
Miscellaneous income (expense), net	12	154	328	(7,489)	(6,995)
Equity Income	-	43,813	-	(578)	43,235
Adjusted EBITDA (1)	25,649	53,059	(2,667)	(9,170)	66,871

	Three Months Ended February 28, 2023
(In thousands)	Consumer Products	Building Products	Sustainable Energy Solutions	Unallocated Corporate and Other	Consolidated (5)
Net sales	$130,684	$183,839	$31,792	$-	$346,315
Impairment of long-lived assets	-	484	-	-	484
Restructuring and other expense, net	206	617	-	-	823
Separation costs	-	-	-	2,305	2,305
Miscellaneous income (expense), net	(12)	122	(37)	144	217
Equity Income	-	37,836	-	(725)	37,111
Adjusted EBITDA (2)(4)	21,100	58,097	212	(9,193)	70,216

	Nine Months Ended February 29, 2024
(In thousands)	Consumer Products	Building Products	Sustainable Energy Solutions	Unallocated Corporate and Other	Consolidated (5)
Net sales	$369,923	$465,421	$91,558	$-	$926,902
Restructuring and other expense, net	-	84	-	620	704
Separation costs	-	-	-	12,465	12,465
Miscellaneous income (expense), net	49	452	1,165	(7,649)	(5,983)
Loss on extinguishment of debt	-	-	-	(1,534)	(1,534)
Equity Income	-	124,032	-	3,296	127,328
Adjusted EBITDA (1)(2)(3)(4)	52,537	158,501	(6,434)	(16,775)	187,829

	Nine Months Ended February 29, 2023
(In thousands)	Consumer Products	Building Products	Sustainable Energy Solutions	Unallocated Corporate and Other	Consolidated (5)
Net sales	$406,479	$542,536	$100,679	$-	$1,049,694
Impairment of long-lived assets	-	484	-	-	484
Restructuring and other expense (income), net	206	617	-	(1,177)	(354)
Separation costs	-	-	-	3,572	3,572
Miscellaneous income (expense), net	(78)	405	19	(4,845)	(4,499)
Equity Income	-	116,809	-	(14,805)	102,004
Adjusted EBITDA (1)(2)(4)	67,846	157,458	2,932	(15,948)	212,288

(1)
Excludes pre-tax charges of $8,103 and $4,774 from separate pension lift-out transactions completed in February 2024 and August 2022, respectively, to transfer the pension benefit obligation under The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.
(2)
Excludes the following items reflected in Equity Income in our consolidated statements of earnings:
•
For the nine months ended February 29, 2024, our share of the gain realized by our engineered cabs joint venture, Workhorse, in connection with the sale of the joint venture’s operations in Brazil, which totaled $2,780 on a pre-tax basis.
•
For the nine months ended February 28, 2023, the loss realized in connection with the August 3, 2022, sale of our then 50% noncontrolling equity investment in ArtiFlex, or $16,059 on a pre-tax basis, including $300 of transaction costs during the three months ended February 28, 2023.
(3)
Excludes a pre-tax loss of $1,534 realized in connection with the July 28, 2023, early redemption of the 2026 Notes. The loss resulted primarily from unamortized issuance costs and discount included in the carrying amount of the 2026 Notes and the acceleration of the remaining unamortized loss in equity related to a treasury lock derivative instrument executed in connection with the issuance of the 2026 Notes.
(4)
Reflects reductions in certain corporate overhead costs that no longer exist post-Separation. These costs were included in continuing operations as they represent general corporate overhead that was historically allocated to Worthington Steel but did not meet the requirements to be presented as discontinued operations.
(5)
A reconciliation of net earnings from continuing operations (the most comparable GAAP financial measure) to consolidated adjusted EBITDA is included in the MD&A “Results of Operations” section of this Form 10-Q for the respective three and nine months ended February 29, 2024 and February 28, 2023.

Total assets for each of our reportable segments at the dates indicated were as follows:

	February 29,	May 31,
(In thousands)	2024	2023
Consumer Products	$566,715	$544,911
Building Products	678,699	706,169
Sustainable Energy Solutions	144,543	129,872
Unallocated Corporate and Other	314,732	509,170
Total assets of continuing operations	$1,704,689	$1,890,122

Note P – Acquisitions

Halo

On February 1, 2024, we acquired an 80% controlling interest in a newly formed joint venture with HPG for total cash consideration of $9,386, of which $679 related to a customer overpayment and was held back at closing. The remaining 20% noncontrolling interest was retained by HPG. Halo is an asset-light business with technology-enabled solutions in the outdoor cooking space with products that include HaloTM branded pizza ovens, pellet grills, griddles and other accessories. Halo is being operated as part of the Consumer Products operating segment and its operating results have been included in our consolidated statement of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different than the reported results.

The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill which will be deductible by us for income tax purposes.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Halo, we identified and valued the following intangible assets:

	Amount	Useful Life
Category	(In thousands)	(Years)
Trade name	$3,500	10
Product design/Know-how	800	8
Customer relationships	200	8
Total acquired identifiable intangible assets	$4,500

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

(In thousands)	Preliminary Valuation
Accounts receivable	$88
Inventories	5,511
Property, plant and equipment	1,732
Intangible assets	4,500
Total identifiable assets	11,831
Accounts payable	(7,293)
Other accrued items	(1,099)
Net identifiable assets	3,439
Goodwill	8,294
Net assets	11,733
Noncontrolling interest	(2,347)
Total cash consideration	$9,386

Level5

On June 2, 2022, we acquired Level5, a leading provider of drywall tools and related accessories. The total purchase price was $59,321, including $2,000 attributed to an earnout agreement with the selling shareholders, which provides for up to an additional $25,000 of cash consideration should certain earnings targets be met annually through calendar year 2024. The earnout agreement also requires continued employment of a selling shareholder during the duration of the earnout period. Accordingly, payments to this key employee, to the extent earned, will be accounted for as post-combination compensation expense. As of February 29, 2024, no amounts were accrued as compensation expense for anticipated payments under the second earnout period ending December 31, 2023 or the third earnout period ending December 31, 2024.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Level5, we identified and valued the following intangible assets:

	Amount	Useful Life
Category	(In thousands)	(Years)
Trade name	$13,500	Indefinite
Customer relationships	13,300	10
Technological know-how	6,500	20
Non-compete agreement	280	3
Total acquired identifiable intangible assets	$33,580

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill which will be deductible for income tax purposes.

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, copper, zinc, aluminum and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative financial instruments to manage the associated price risk.

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

Refer to “Note R – Fair Value” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 29, 2024 and May 31, 2023:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	February 29,	May 31,	Sheet	February 29,	May 31,
(In thousands)	Location	2024	2023	Location	2024	2023
Derivatives designated as hedging instruments
Commodity contracts	Receivables	$1,064	$20	Accounts payable	$115	$4,069
Commodity contracts	Other assets	26	-	Other liabilities	-	237
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	-	33
Subtotal		$1,090	$20		$115	$4,339

Derivatives not designated as hedging instruments
Commodity contracts	Receivables	$308	$294	Accounts payable	$445	$1,609
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	3	-
Subtotal		$308	$294		$448	$1,609

Total derivative financial instruments		$1,398	$314		$563	$5,948

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $174 and $272 at February 29, 2024 and May 31, 2023, respectively.

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

The following table summarizes our cash flow hedges outstanding at February 29, 2024:

	Notional
(In thousands)	Amount	Maturity Date(s)
Commodity contracts	$9,113	March 2024 - June 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In thousands)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 29, 2024:
Commodity contracts	$1,944	Cost of goods sold	$1,328
Interest rate contracts	-	Interest expense, net	52
Total	$1,944		$1,380

For the three months ended February 28, 2023:
Commodity contracts	$7,093	Cost of goods sold	$(4,858)
Interest rate contracts	-	Interest expense	(7)
Foreign currency exchange contracts	66	Miscellaneous income, net	67
Total	$7,159		$(4,798)

For the nine months ended February 29, 2024:
Commodity contracts	$3,553	Cost of goods sold	$(921)
Interest rate contracts	-	Loss on extinguishment of debt	(642)
Interest rate contracts	-	Interest expense	136
Foreign currency exchange contracts	(11)	Cost of goods sold	(44)
Total	$3,542		$(1,471)

For the nine months ended February 28, 2023:
Commodity contracts	$(7,770)	Cost of goods sold	$(10,925)
Interest rate contracts	-	Interest expense	(20)
Foreign currency exchange contracts	124	Miscellaneous income, net	(7)
Total	$(7,646)		$(10,952)

The estimated net amount of the losses recognized in AOCI at February 29, 2024 expected to be reclassified into net earnings within the succeeding twelve months is $903 (net of tax of $232). This amount was computed using the fair value of the cash flow hedges at February 29, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2024 and May 31, 2025.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at February 29, 2024:

	Notional
(In thousands)	Amount	Maturity Date(s)
Commodity contracts	$1,648	March 2024 - December 2024
Foreign currency exchange contracts	$7,034	March 2024

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain Recognized
		in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	February 29,	February 28,
(In thousands)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$311	$2,613
Foreign currency exchange contracts	Miscellaneous income, net	(82)	79
Total		$229	$2,692

		Gain (Loss) Recognized
		in Earnings for the
		Nine Months Ended
	Location of Gain (Loss)	February 29,	February 28,
(In thousands)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(832)	$4,841
Foreign currency exchange contracts	Miscellaneous income, net	(3)	32
Total		$(835)	$4,873

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

Recurring Fair Value Measurements

At February 29, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets (1)
Derivative financial instruments	$-	$1,398	$-	$1,398
Total assets	$-	$1,398	$-	$1,398

Liabilities (1)
Derivative financial instruments	$-	$563	$-	$563
Total liabilities	$-	$563	$-	$563

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

At May 31, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets (1)
Derivative financial instruments	$-	$314	$-	$314
Total assets	$-	$314	$-	$314

Liabilities (1)
Derivative financial instruments	$-	$5,948	$-	$5,948
Total liabilities	$-	$5,948	$-	$5,948

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

Non-Recurring Fair Value Measurements

At February 29, 2024, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet.

At May 31, 2023, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held and used (1)	-	70	-	70
Total assets	$-	$70	$-	$70

(1)
Comprised of certain assets associated with a capital project at our Building Products facility in Jefferson, Ohio which were written down to their estimated salvage value of $70.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $227,908 and $639,948 at February 29, 2024 and May 31, 2023, respectively. The carrying amount of long-term debt, including current maturities, was $297,962 and $689,982 at February 29, 2024 and May 31, 2023, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this MD&A constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K.

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2023 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. The results of operations contained in this MD&A include all of our operations, including our former Steel Processing business. Beginning in the third quarter of fiscal 2024, our historical results have been restated to reflect the operations of Worthington Steel as a discontinued operation in periods prior to the December 1, 2023 Separation. This MD&A is divided into six main sections:

•
Separation of the Steel Processing Business;
•
Recent Business Developments;
•
Trends and Factors Impacting our Performance;
•
Results of Operations;
•
Liquidity and Capital Resources; and
•
Critical Accounting Estimates.

Separation of the Steel Processing Business

On December 1, 2023, we completed the previously announced Separation of our Steel Processing business segment into a separate public company in a transaction intended to qualify as tax free to our shareholders, which was accomplished via the distribution of 100% of the outstanding common shares of Worthington Steel to holders of record of the Company’s common shares as of the Record Date. Worthington Steel is an independent public company trading under the symbol “WS” on the NYSE. Following the Separation, Worthington Industries, Inc. changed its name to Worthington Enterprises, Inc. and its common shares continue trading on the NYSE under the ticker symbol “WOR.” Worthington Enterprises is comprised of the Building Products, Consumer Products and Sustainable Energy Solutions businesses. In connection with the Separation, we received a one-time cash dividend of $150.0 million from Worthington Steel to finalize each company’s respective capital structure. The dividend was funded by cash drawn on Worthington Steel Credit Facility of $175.0 million immediately prior to the Distribution.

Recent Business Developments

•
On July 28, 2023, we redeemed the 2026 Notes, which resulted in a non-cash loss of approximately $1.5 million related primarily to unamortized issuance costs and the remaining loss associated with an interest rate swap deferred in AOCI at redemption. See “Note I – Debt and Receivables Securitization” for additional information.
•
On December 6, 2023, we used the proceeds received from Worthington Steel in connection with the Separation to pay off in full the 2024 Notes. The payoff amount consisted of $150.0 million in principal plus accrued interest of $0.5 million. See “Note I – Debt and Receivables Securitization” for additional information.
•
On February 1, 2024, we acquired an 80% ownership stake in Halo, an asset-light business with technology-enabled solutions in the outdoor cooking space. The total purchase price was approximately $9.4 million. Refer to “Note P – Acquisitions” for additional information.

Trends and Factors Impacting our Performance

End Markets and Competition

We sell our products and services to a diverse customer base and a broad range of end markets. These end markets include residential construction, nonresidential construction, and repair and remodel, which drives demand in our Building Products operating segment, including WAVE and ClarkDietrich, our unconsolidated joint ventures; general consumer and outdoor recreation, which drives demand in our Consumer Products operating segment; and renewable energy, which drives demand in our Sustainable Energy Solutions operating segment. Given the broad base of products and services offered, specific competitors vary based on the target industry, product type, service type, size of program and geography. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Our products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad. Sales to one customer within Consumer Products represented 12.4% of consolidated net sales during the third quarter of fiscal 2024.

General Economic and Market Conditions

U.S. GDP growth rate trends are generally indicative of the strength in demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates is generally indicative of a stronger economy, which generally increases demand and pricing for our products. Conversely, declining U.S. GDP growth rates generally indicate a weaker economy, which decreases demand and pricing for our products. Changes in U.S. GDP growth rates can also signal changes in conversion costs related to production and in SG&A.

We also closely monitor other publicly available macroeconomic trends that provide insight into the activity in our end markets, including, but not limited to the ABI, the Dodge Momentum Index, the HMI, steel prices, retail sales, state and local government spending, interest rate environment and inflation metrics. Current macro-economic trends within our end markets are described in additional detail below.

Residential Construction: The residential construction sector has demonstrated positive year-over-year growth, with an overall increase in spending since its relative low in the spring of 2023. New housing starts and housing permits issued have also increased during the current year period. The HMI for February 2024 was up for the fourth consecutive month and was at its highest level since August 2023, suggesting improving builder sentiment. Fixed mortgage rates remain too high for many buyers to enter the market; however, data gathered from the Federal Reserve Economic Database, shows a recent decline in the 30-year fixed rate mortgage from 7.22% at November 30, 2023 to 6.94% at February 29, 2024, which may allow more buyers to enter the market.

Non-residential Construction: Non-residential construction spending has shown consistent year-over-year growth. However, the near-term outlook appears to be mixed due to a rise in on-hold projects and delayed bids. Commercial real estate remains generally weak, with notable softness for office buildings, partially offset by strong demand for data centers and manufacturing facilities. The ABI continued to decline in February 2024. However, the decline was the most modest easing in billings since July 2023, suggesting that the recent slowdown may be receding.

Repair and Remodel: Spending on home improvement is expected to decline in the near term, as existing home sales are at multi-decade lows; however, the long-term outlook remains strong due to the aging housing stock, higher interest rates, and tightening of lending policies.

General Consumer: Consumer income and debt-to-income ratios are gradually returning to pre-pandemic levels and inflation has moderated recently. However, consumer spending on discretionary items is expected to continue to be under pressure as a higher proportion of income is spent on essential purchases and mortgage payments.

Outdoor: Participation in outdoor recreation is beginning to normalize to pre-pandemic levels as new U.S. camping households, a measure of first time campers, has steadily declined from a high in 2020. The long-term fundamentals in the outdoor category remain strong as outdoor recreation and camping participation continue to grow despite broader economic headwinds.

Renewable Energy: The impact of unprecedented investment in renewable infrastructure will likely become more apparent over the next several years as many jurisdictions around the world have mandated clean energy standards and policies. While regulation could lay the foundation for strong long-term fundamentals, the near-term outlook is mixed, especially in Europe as economies continue to be challenged by the conflict in Ukraine.

Seasonality

Historically, sales tend to be stronger in the third and fourth quarters of our fiscal year for our Consumer Products operating segment when our facilities perform at seasonal peaks, matching consumer demand. Sales in our Building Products operating segment are generally stronger in the first and fourth quarters of our fiscal year due to weather conditions, customer business cycles, and the timing of renovation and new construction projects. Sustainable Energy sales are typically at greater levels during our fiscal fourth quarter due to customer business cycles.

Furthermore, post-pandemic market dynamics, including the impact of pent-up demand as COVID restrictions were eased, resulted in higher-than-normal inventory levels at some of our larger retail and wholesale customers, which has temporarily impacted demand for some of our products in the form of destocking.

Results of Operations

Third Quarter – Fiscal 2024 Compared to Fiscal 2023

The following discussion provides a review of results for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February, 29	February 28,	Increase/
(In millions, except per common share amounts)	2024	2023	(Decrease)
Net sales	$316.8	$346.3	$(29.5)
Operating income	4.3	4.0	0.3
Equity Income	43.2	37.1	6.1
Net earnings from continuing operations	22.0	29.8	(7.8)
EPS from continuing operations - diluted	$0.44	$0.60	$(0.16)

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)	% Inc/(Dec)
Consumer Products	$133.2	$130.7	$2.5	1.9%
Building Products	148.2	183.8	(35.6)	(19.4%)
Sustainable Energy Solutions	35.4	31.8	3.6	11.3%
Consolidated Net Sales	$316.8	$346.3	$(29.5)	(8.5%)

The following table provides volume (in units) by operating segment for the periods presented:

	Three Months Ended
	February 29,	February 28,	Increase/
	2024	2023	(Decrease)
Consumer Products	19,009,883	18,154,053	855,830
Building Products	3,422,475	3,498,992	(76,517)
Sustainable Energy Solutions	142,878	122,139	20,739

•
Consumer Products – Net sales totaled $133.2 million in the third quarter of fiscal 2024, up $2.5 million, or 1.9% over the third quarter of fiscal 2023 on higher volume, partially offset by lower average selling prices.
•
Building Products – Net sales totaled $148.2 million in the third quarter of fiscal 2024, down $35.6 million, or 19.4%, from the third quarter of fiscal 2023, primarily due to an unfavorable shift in product mix.
•
Sustainable Energy Solutions – Net sales totaled $35.4 million in the third quarter of fiscal 2024, up $3.6 million, or 11.3%, over the third quarter of fiscal 2023, due to higher volume.

Gross profit

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross profit	$73.1	23.1%	$79.0	22.8%	$(5.9)

•
Gross profit was $73.1 million for the third quarter of fiscal 2024, a decrease of $5.9 million compared to the third quarter of fiscal 2023, due to lower contributions at Building Products, down $10.2 million on the combined impact of unfavorable mix and slightly lower volume, and Sustainable Energy Solutions, down $3.3 million on higher fixed cost absorption, partially offset by improvements within Consumer Products, up $5.4 million on higher volume.

SG&A

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
SG&A	$65.1	20.5%	$71.4	20.6%	$(6.3)

•
SG&A was $65.1 million for the third quarter of fiscal 2024, down $6.3 million, or 8.8%, from the third quarter of fiscal 2023, driven primarily by the impact of $10.4 million of corporate costs in the prior year quarter that were eliminated at Separation, partially offset by higher healthcare and other benefit-related costs on a per employee basis.

Other operating items

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$-	$0.5	$(0.5)
Restructuring and other expense, net	0.7	0.8	(0.1)
Separation costs	$3.0	$2.3	$0.7
•
Impairment of long-lived assets in the third quarter of fiscal 2023 was due to changes in the intended use of certain fixed assets at our Building Products facility in Jefferson, Ohio. Refer to “Note E – Impairment of Long-Lived Assets” for additional information.
•
Restructuring activity during the third quarter of fiscal 2024 was the result of severance costs within Unallocated Corporate and Other. Restructuring activity during the third quarter of fiscal 2023 related primarily to a reduction in workforce at our Columbus, Ohio manufacturing facility and organizational realignment within Building Products.
•
Separation costs reflect direct and incremental costs incurred in connection with the Separation as discussed in “Note A – Basis of Presentation.”

Miscellaneous expense (income), net

	Three Months Ended
	February, 29
			Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous expense (income), net	$7.0	$(0.2)	$7.2

•
Miscellaneous expense, net was $7.0 million in the third quarter of fiscal 2024, unfavorable $7.2 million to the third quarter of fiscal 2023, primarily due to an $8.1 million pension settlement charge to annuitize, in full, the remaining projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.

Interest expense, net

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$0.1	$4.2	$(4.1)

•
Interest expense, net was nominal in the third quarter of fiscal 2024 compared to $4.2 million in the third quarter of fiscal 2023 due to lower average debt levels driven by the July 28, 2023, redemption of the 2026 Notes and higher interest income, up $1.3 million. Refer to “Note I – Debt and Receivables Securitization” for additional information.

Equity Income

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
WAVE	$26.0	$18.9	$7.1
ClarkDietrich	17.8	18.9	(1.1)
ArtiFlex	-	(0.3)	0.3
Workhorse	(0.6)	(0.4)	(0.2)
Total Equity Income	$43.2	$37.1	$6.1

•
Equity Income increased $6.1 million over the third quarter of fiscal 2023, primarily due to higher profitability at WAVE on higher volume and gross margin improvement.

Income Taxes

	Three Months Ended
		Estimated		Estimated
	February 29,	Effective	February 28,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$18.5	30.8%	$7.4	22.6%	$11.1

•
Income tax expense was $18.5 million in the third quarter of fiscal 2024 compared to income tax expense of $7.4 million in the third quarter of fiscal 2023. The increase was primarily driven by $9.2 million of one-time discrete tax charges related to the Separation. Income tax expense in the third quarter of fiscal 2024 reflected an estimated annual effective rate of 30.8% up from 22.6% in the third quarter of fiscal 2023 primarily due to the effect of current quarter discrete tax items.

Adjusted EBITDA

The following table provides a reconciliation of net earnings from continuing operations (the most comparable GAAP financial measure) to the non-GAAP financial measure of adjusted EBITDA for the periods presented. For additional information regarding our use of non-GAAP financial measures, refer to the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q.

	Three Months Ended
	February 29,	February 28,
(In millions)	2024	2023
Net earnings from continuing operations (GAAP)	$22.0	$29.8
Interest expense, net	0.1	4.2
Income tax expense	18.5	7.4
EBIT (subtotal)	40.6	41.4
Impairment of long-lived assets	-	0.5
Restructuring and other income, net	0.7	0.8
Separation costs	3.0	2.3
True-up of Level5 earnout accrual (1)	-	(1.1)
Pension settlement charge (2)	8.1
Loss on investment in ArtiFlex (3)	-	0.3
Corporate costs eliminated at Separation (4)	-	10.3
Adjusted EBIT (subtotal)	52.4	54.5
Depreciation and amortization	11.9	11.9
Stock-based compensation	2.6	3.8
Adjusted EBITDA (non-GAAP)	$66.9	$70.2

(1)
Reflects a pre-tax benefit of $1.0 million within SG&A expense to reverse the compensation expense accrued during the first six months of fiscal 2023 for anticipated payout under the first annual earnout opportunity associated with the Level5 acquisition.
(2)
Reflects a pre-tax charge of $8.1 million from a pension lift-out transaction to transfer, in full, the remaining projected benefit obligation of The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.
(3)
On August 3, 2022, we sold our 50% noncontrolling equity investment in ArtiFlex, resulting in a pre-tax loss of $16.1 million in Equity Income related to the sale, including a loss of $0.3 million for the settlement of final transaction costs related to the sale during the three months ended February 28, 2023.
(4)
Reflects reductions in certain indirect and/or shared corporate overhead costs that were eliminated at Separation. These costs were included in continuing operations as they represent general corporate overhead that was historically allocated to Worthington Steel but did not meet the requirements to be presented as discontinued operations.

The following table provides a summary of adjusted EBITDA by reportable segment, along with the respective percentage of consolidated net sales of each, for the periods presented.

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Consumer Products	$25.6	8.1%	$21.1	6.1%	$4.5
Building Products	53.1	16.8%	58.1	16.8%	(5.0)
Sustainable Energy Solutions	(2.7)	(0.9%)	0.2	0.1%	(2.9)
Unallocated Corporate and Other	(9.1)	(2.9%)	(9.2)	(2.7%)	0.1
Total Adjusted EBITDA	$66.9	21.1%	$70.2	20.3%	$(3.3)

•
Consumer Products – Adjusted EBITDA was $25.6 million in the third quarter of fiscal 2024, an increase of $4.5 million over the third quarter of fiscal 2023, driven by higher volumes, partially offset by slightly higher SG&A before corporate allocations.

•
Building Products – Adjusted EBITDA decreased $5.0 million from the third quarter of fiscal 2023 from $58.1 million to $53.1 million, as unfavorable mix compressed gross profit. Higher contributions of Equity Income, driven by a $7.1 million increase at WAVE, partially offset the impact of lower gross profit.
•
Sustainable Energy Solutions – Adjusted EBITDA was a loss of $2.7 million in the third quarter of fiscal 2024, unfavorable $2.9 million to the third quarter of fiscal 2023, as volumes remained too low to absorb the fixed costs in the business.

Nine Months Year-to-Date - Fiscal 2024 compared to Fiscal 2023

The following discussion provides a review of results for the nine months ended February 29, 2024 and February 28, 2023.

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions, except per common share amounts)	2024	2023	(Decrease)
Net sales	$926.9	$1,049.7	$(122.8)
Operating income (loss)	(17.4)	14.5	(31.9)
Equity Income	127.3	102.0	25.3
Net earnings from continuing operations	66.8	75.6	(8.8)
EPS from continuing operations - diluted	$1.33	$1.53	$(0.20)

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)	% Inc/(Dec)
Consumer Products	$369.9	$406.5	$(36.6)	(9.0%)
Building Products	465.4	542.5	(77.1)	(14.2%)
Sustainable Energy Solutions	91.6	100.7	(9.1)	(9.0%)
Consolidated Net Sales	$926.9	$1,049.7	$(122.8)	(11.7%)

The following table provides volume by operating segment for the periods presented:

	Nine Months Ended
	February 29,	February 28,	Increase/
	2024	2023	(Decrease)
Consumer Products	50,972,515	55,067,624	(4,095,109)
Building Products	10,578,278	10,842,022	(263,744)
Sustainable Energy Solutions	363,247	410,959	(47,712)

•
Consumer Products – Net sales totaled $369.9 million in the current year period, down $36.6 million, or 9.0%, from the prior year period, due primarily to lower volumes driven largely by destocking at some of our retail customers that continued into the first quarter of fiscal 2024.
•
Building Products – Net sales totaled $465.4 million in the current year period, down $77.1 million, or 14.2%, from the prior year period, due to an unfavorable shift in product mix, and to a lesser extent, lower volumes.
•
Sustainable Energy Solutions – Net sales totaled $91.6 million in the current year period, down $9.1 million, or 9.0%, from the prior year period on an unfavorable shift in product mix and lower volumes.

Gross Profit

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross profit	$206.0	22.2%	$229.4	21.9%	$(23.4)

•
Gross profit was $206.0 million in the current year period, a decrease of $23.4 million compared to the prior year period, driven primarily by the impact of lower overall volume and an unfavorable shift in product mix.

SG&A

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
SG&A	$210.3	22.7%	$211.2	20.1%	$(0.9)

•
SG&A was $210.3 million in the current year period, down $0.9 million, or 0.4%, from the prior year period. Excluding the impact of corporate costs in the prior year period that were eliminated post-Separation, SG&A was up $10.9 million, primarily due to higher healthcare and other benefit-related costs, and to a lesser extent, higher wages.

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$-	$0.5	$(0.5)
Restructuring and other expense (income), net	0.7	(0.4)	1.1
Separation costs	$12.5	$3.6	$8.9

•
Impairment of long-lived assets in the prior year period was driven by changes in the intended use of certain fixed assets at our Building Products facility in Jefferson, Ohio. Refer to “Note E – Impairment of Long-Lived Assets” for additional information.
•
Restructuring activity during the current year period related primarily to severance costs within Unallocated Corporate and Other. Restructuring activity in the prior year period was related primarily to a reduction in workforce at our Columbus, Ohio facility, organizational realignment within Building Products and a pretax gain of $1.2 million from the sale of real property in Tulsa Oklahoma.
•
Separation costs reflect direct and incremental costs incurred in connection with the Separation as discussed in “Note A – Basis of Presentation.”

Miscellaneous expense, net

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous expense, net	$6.0	$4.5	$1.5

•
Miscellaneous expense in both the current and prior year periods was driven primarily by separate pension lift-out transactions completed in February 2024 and August 2022, respectively, to transfer the pension benefit obligation under The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies. These transactions resulted in an $8.1 million pre-tax non-cash charge in the current year period and a 4.8 million pre-tax charge in the prior year period, respectively.

Loss on extinguishment of debt

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Loss on extinguishment of debt	$1.5	$-	$1.5

•
Loss on extinguishment of debt of $1.5 million resulted from the July 28, 2023 early redemption of the 2026 Notes and consisted primarily of unamortized debt issuance costs and the remaining loss deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Interest Expense, net

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$1.6	$15.7	$(14.1)

•
Interest expense, net of $1.6 million in the current year period was favorable compared to the prior year period by $15.7 million, driven primarily by lower average debt levels as a result of the redemption of the 2024 Notes and 2026 Notes in the current fiscal year and, to a lesser extent, higher interest income. Refer to “Note I – Debt and Receivables Securitization” for additional information.

Equity Income

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
WAVE	$75.8	$61.7	$14.1
ClarkDietrich	48.3	55.1	(6.8)
ArtiFlex	-	(13.7)	13.7
Workhorse	3.3	(1.1)	4.4
Total Equity Income	$127.4	$102.0	$25.4

•
Equity Income increased $25.4 million over the prior year period, as the nine months ended February 28, 2023 included a $16.1 million loss from the sale of our noncontrolling interest in ArtiFlex. Additionally, higher contributions from WAVE were partially offset by a decline at ClarkDietrich, which was down $6.8 million from the near-record equity earnings contributed in the prior year period.

Income Taxes

	Nine Months Ended
		Estimated		Estimated
	February 29,	Effective	February 28,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$34.0	30.8%	$20.7	22.6%	$13.3

•
Income tax expense was $34.0 million in the current year period compared to income tax expense of $20.7 million in the prior year period. The increase was primarily driven by $9.2 million of one-time discrete tax charges related to the Separation. Income tax expense in the current year period reflected an estimated annual effective rate of 30.8% up from 22.6% in the prior year period, primarily due to the effect of current quarter discrete tax items, including those related to the Separation.

Adjusted EBITDA

The following table provides a reconciliation of net earnings from continuing operations (the most comparable GAAP financial measure) to adjusted EBITDA for the periods presented. For additional information regarding our use of non-GAAP financial measures refer to the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q.

	Nine Months Ended
	February 29,	February 28,
(In millions)	2024	2023
Net earnings from continuing operations (GAAP)	$66.8	$75.6
Interest expense, net	1.6	15.7
Income tax expense	34.0	20.7
EBIT (subtotal)	102.4	112.0
Impairment of long-lived assets	-	0.5
Restructuring and other income, net	0.7	(0.4)
Separation costs	12.5	3.6
Pension settlement charge (1)	8.1	4.8
Loss on sale of investment in ArtiFlex (2)	-	16.1
Loss on extinguishment of debt (3)	1.5	-
Corporate costs eliminated at Separation (4)	19.4	31.1
Gain on sale of assets in Equity Income (5)	(2.8)	-
Adjusted EBIT (Subtotal)	141.8	167.7
Depreciation and amortization	36.2	34.2
Stock-based compensation	9.8	10.4
Adjusted EBITDA (non-GAAP)	$187.8	$212.3

(1)
Reflects pre-tax charges of $8.1 million and $4.8 million from separate pension lift-out transaction completed in February 2024 and August 2022, respectively, to transfer the pension benefit obligation under The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.
(2)
Reflects the loss realized in connection with the August 3, 2022 sale of our 50% noncontrolling equity investment in ArtiFlex.
(3)
Reflects a $1.5 million loss realized in connection with the July 28, 2023 early redemption of the 2026 Notes.
(4)
Reflects reductions in certain corporate overhead costs that no longer exist post-Separation. These costs were included in continuing operations as they represent general corporate overhead that was historically allocated to Worthington Steel but did not meet the requirements to be presented as discontinued operations.
(5)
Reflects a $2.8 million gain associated with the divestiture of the Brazilian operations of Workhorse.

The following table provides a summary of adjusted EBITDA by reportable segment, along with the respective percentage of consolidated net sales of each, for the periods presented.

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Consumer Products	$52.5	5.7%	$67.8	6.5%	$(15.3)
Building Products	158.5	17.1%	157.5	15.0%	1.0
Sustainable Energy Solutions	(6.4)	(0.7%)	2.9	0.3%	(9.3)
Unallocated Corporate and Other	(16.8)	(1.8%)	(15.9)	(1.5%)	(0.9)
Total Adjusted EBITDA	$187.8	20.3%	$212.3	20.2%	$(24.5)
•
Consumer Products – Adjusted EBITDA was down $15.3 million from the prior year period to $52.5 million, driven by lower volumes, partially offset by higher selling prices, as increases implemented in fiscal 2023 held steady through February 29, 2024.
•
Building Products – Adjusted EBITDA was $158.5 million in the current year period, an increase of $1.0 million over the prior year period, as higher equity income, up $7.3 million, more than offset lower gross profit, driven by an unfavorable product mix.
•
Sustainable Energy Solutions – Adjusted EBITDA was a loss of $6.4 million for the current year period, a decline of $9.3 million compared to the prior year period, as volumes remained too low to absorb the fixed costs in the business.

Liquidity and Capital Resources

During the nine months ended February 29, 2024, we generated $244.8 million of cash from operating activities, invested $72.2 million in property, plant and equipment, and spent $29.7 million on acquisitions, which included Worthington Steel’s purchase of Voestalpine for $21.0 million. In connection with the Separation, we distributed $68.0 million to Worthington Steel, net of the $150.0 million one-time special dividend received from Worthington Steel at Separation and funded by the Worthington Steel Credit Facility. Additionally, we redeemed, in full, the 2024 Notes and the 2026 Notes for an aggregate of $393.9 million and paid dividends of $48.9 million on our common shares.

The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
(In millions)	2024	2023
Net cash provided by operating activities	$244.8	$396.1
Net cash used by investing activities	(116.5)	(53.7)
Net cash used by financing activities	(355.9)	(109.6)
Increase (decrease) in cash and cash equivalents	(227.6)	232.8
Cash and cash equivalents at beginning of period	454.9	34.4
Cash and cash equivalents at end of period	$227.3	$267.2

We believe that the available borrowing capacity of the Credit Facility is sufficient to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. Our resources include cash and cash equivalents and unused committed lines of credit. There were no borrowings outstanding under the Credit Facility at February 29, 2024, leaving up to $500.0 million available for future use.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. Should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. We may also from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open-market purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction may or may not be material. To facilitate our post-Separation capital structure, during the first quarter of fiscal 2024, we redeemed in full our 2026 Notes for $243.8 million followed by the early redemption of the 2024 Notes for $150.0 million on December 6, 2023, as further discussed in “Note I – Debt and Receivables Securitization.”

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally arise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $244.8 million during the nine months ended February 29, 2024, compared to $396.1 million during the prior year period. This change was primarily due to an $86.7 million increase in net operating working capital (accounts receivable, inventories, and accounts payable) requirements over the prior year period and a decrease in dividends received from our unconsolidated affiliates, down $21.9 million from the prior year period on lower equity earnings.

Investing Activities

Net cash used by investing activities was $116.5 million during the nine months ended February 29, 2024, compared to $53.7 million during the prior year period. Net cash used by investing activities in the current year period resulted primarily from capital expenditures of $72.2 million, investment in notes receivable of $14.9 million, and the acquisitions of Halo and Voestalpine for cash consideration of $8.7 million and $21.0 million, respectively. Net cash used by investing activities in the prior year period resulted from the purchase of the Level5 business on June 2, 2022, for $56.1 million, and capital expenditures of $68.7 million, partially offset by combined cash proceeds of $71.3 million from the sale of our 50% noncontrolling equity investment in ArtiFlex, and the sale of the remaining net assets of our former WSP Jackson, Michigan facility and other long-lived assets.

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

Financing Activities

Net cash used by financing activities was $355.9 million during the nine months ended February 29, 2024, compared to $109.6 million in the prior year period. The change was primarily due to activity related to the Separation transaction including the net distribution of $68.0 million to Worthington Steel and net proceeds of $172.2 million under Worthington Steel’s short-term credit facilities, which were assumed by Worthington Steel. To facilitate our post-Separation capital structure, we redeemed in full our 2026 Notes for $243.8 million and our 2024 Notes for $150.0 million, as further discussed in “Note I - Debt and Receivables Securitization.”

Common shares – On March 20, 2024, the Board declared a quarterly dividend of $0.16 per common share payable on June 28, 2024, to shareholders of record at the close of business on June 14, 2024.

On March 20, 2019, the Board authorized the repurchase of up to 6.6 million common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5.6 million common shares, increasing the total number of common shares then authorized for repurchase to 10.0 million. As of February 29, 2024, 6.1 million common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of February 29, 2024, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at February 29, 2024, leaving the full borrowing capacity of $500.0 million available for future use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2023 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended February 29, 2024). Based on that evaluation, Worthington Enterprises’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended February 29, 2024) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the nine months ended February 29, 2024 that were not registered under the Securities Act of 1933, as amended.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
December 1-31, 2023	23,602	$51.17	-	6,065,000
January 1-31, 2024	50	57.04	-	6,065,000
February 1-29, 2024	336	62.19	-	6,065,000
Total	23,988	$65.72	-

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). A total of 3,935,000 common shares have been repurchased since the latest authorization, leaving 6,065,000 common shares available for repurchase under these authorizations at February 29, 2024. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended February 29, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023)

3.1

Amended Articles of Incorporation of Worthington Enterprises, Inc. [This document represents the articles of incorporation of Worthington Enterprises, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Worthington Enterprises, Inc. for the quarterly period ended November 20, 2023

3.2

Code of Regulations of Worthington Enterprises, Inc. [This document represents the Code of Regulations of Worthington Enterprises, Inc. in compiled form incorporating all amendments.] (Incorporated herein by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Worthington Enterprises, Inc. for the quarterly period ended August 31, 2000)

4.1

Fourth Amended and Restated Credit Agreement, dated as of September 27, 2023, among Worthington Enterprises, Inc., as a Borrower; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Lenders and Syndication Agents; U.S. Bank National Association, The Huntington National Bank, Fifth Third Bank, National Association, The Northern Trust Company, First National Bank of Pennsylvania and Goldman Sachs Bank USA, as Lenders; and Wells Fargo Bank, National Association and BMO Harris Bank, N.A., as the Departing Lenders; with Citibank, N.A. and The Huntington National Bank serving as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and BofA Securities, Inc. serving as Joint Bookrunners and Joint Lead Arrangers (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on September 28, 2023)

4.2

Amendment No. 2 to Note Purchase and Private Shelf Agreement, dated as of November 1, 2023, by and among Worthington Enterprises, Inc., Worthington Industries International S.á.r.l., Worthington Cylinders GmbH, PGIM, Inc., the Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company and the other affiliates of Prudential who become party thereto from time to time (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Worthington Enterprises filed with the SEC on November 7, 2023)

4.3

Form of 2.06% Amended and Restated Series A Note Due August 23, 2031 issued on November 1, 2023, by Worthington Industries International S.á.r.l. (Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Worthington Enterprises filed with the SEC on November 7, 2023)

4.4

Form of 2.40% Amended and Restated Series B Notes Due August 23, 2034 issued on November 1, 2023, by Worthington Cylinders GmbH (Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of Worthington Enterprises filed with the SEC on November 7, 2023)

10.1

Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023)

10.2

Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023)

10.3

Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023)

10.4

Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023

10.5

WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023)

Exhibit No.	Description

10.6

Steel Supply Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Worthington Enterprises, Inc. filed with the SEC on December 5, 2023) +

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer) *

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer) *

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024, formatted in Inline XBRL (is included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

# Attached as Exhibit 101 to this Form 10-Q are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated Balance Sheets at February 29, 2024 and May 31, 2023;
(ii)
Consolidated Statements of Earnings for the three months and nine months ended February 29, 2024 and February 28, 2023;
(iii)
Consolidated Statements of Comprehensive Income for the three months and nine months ended February 29, 2024 and February 28, 2023;
(iv)
Consolidated Statements of Cash Flows for the three months and nine months ended February 29, 2024 and February 28, 2023; and
(v)
Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: April 9, 2024	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)