Form 10-Q
period 2024-08-31
WORTHINGTON ENTERPRISES, INC.
filed 2024-10-07
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On September 30, 2024, the number of common shares, without par value, of the registrant issued and outstanding was 50,260,265.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
Exchange Act	Securities Exchange Act of 1934, as amended
Form 10-Q	Our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
first quarter of fiscal 2024	Our fiscal quarter ended August 31, 2023
first quarter of fiscal 2025	Our fiscal quarter ended August 31, 2024
GAAP	U.S. generally accepted accounting principles
GDP	Gross domestic product
Halo	WH Products, LLC
HMI	The National Association of Home Builders/Wells Fargo Housing Market Index
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
New Senior Notes

Collectively, the senior unsecured note issued by Worthington Enterprises on August 23, 2019, in the principal amount of €36,700,000 that bears interest at a rate of 2.06% and is scheduled to be repaid on August 23, 2031, and the senior unsecured notes issued by Worthington Enterprises on August 23, 2019, in the principal amount of €55,000,000 that bear interest at a rate of 2.40% and are scheduled to be repaid on August 23, 2034.

OCI	Other comprehensive income (loss)
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Hexagon Ragasco AS
SEC	Securities and Exchange Commission
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2024 Form 10-K	Our Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on July 30, 2024
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Selected statements contained in this Form 10-Q, including, without limitation, in MD&A and in “Note E – Contingent Liabilities and Commitments,” constitute “forward-looking statements,” as that term is used in the PSLRA. We wish to take advantage of the safe harbor provisions included in the PSLRA. Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” and other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
the seasonality of our operations; and
•
other risks described from time to time in our filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the 2024 Form 10-K.

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

USE OF NON-GAAP FINANCIAL MEASURES AND DEFINITIONS

(In thousands, except per common share amounts)

NON-GAAP FINANCIAL MEASURES. This Form 10-Q includes certain financial measures that are not calculated and presented in accordance with GAAP. Non-GAAP financial measures typically exclude items that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Management uses the non-GAAP financial measures to evaluate our performance, engage in financial and operational planning, and determine incentive compensation. Management believes these non-GAAP financial measures provide useful supplemental information and additional perspective on the performance of our ongoing operations and should not be considered as an alternative to the comparable GAAP financial measure. Additionally, management believes these non-GAAP financial measures allow for meaningful comparisons and analysis of trends in our business and enables investors to evaluate our operations and future prospects in the same manner as management.

The following provides an explanation of each non-GAAP measure presented in this Form 10-Q:

Adjusted operating income (loss) is defined as operating income (loss) excluding the items listed below, to the extent naturally included in operating income (loss).

Adjusted earnings per diluted share from continuing operations is defined as adjusted net earnings from continuing operations divided by diluted weighted-average shares outstanding.

EBITDA from continuing operations is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA from continuing operations is further adjusted to exclude impairment and restructuring charges (gains) as well as other items that management believes are not reflective of, and thus should not be included when evaluating the performance of its ongoing operations, as outlined below. Adjusted EBITDA from continuing operations also excludes stock-based compensation due to its non-cash nature, which is consistent with how management assesses operating performance. At the segment level, adjusted EBITDA from continuing operations includes expense allocations for centralized corporate back-office functions that exist to support the day-to-day business operations. Public company and other governance costs are held at the corporate level.

Adjusted EBITDA from continuing operations margin is calculated by dividing adjusted EBITDA from continuing operations by net sales.

EXCLUSIONS FROM NON-GAAP FINANCIAL MEASURES

Management believes it is useful to exclude the following items from its non-GAAP measures for its own and investors’ assessment of the business for the reasons identified below:

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which we believe facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring and other expense (income), net, which can result in both discrete gains and/or losses, consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These items are excluded because they are not part of the ongoing operations of our underlying business.
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
•
Loss on extinguishment of debt is excluded because it does not occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.
•
Pension settlement charges are excluded because of their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance. These transactions typically result from the transfer of all or a portion of the total projected benefit obligation to third-party insurance companies.
•
Corporate costs eliminated at Separation reflect certain corporate overhead costs that no longer exist post-Separation. These costs were included in continuing operations as they represent general corporate overhead that was historically allocated to our former steel processing business but did not meet the requirements to be presented as discontinued operations.

A reconciliation of the following non-GAAP financial measures from their most comparable GAAP financial measure for the three months ended August 31, 2024 and August 31, 2023 is presented below.

	Three Months Ended August 31, 2024
				Net Earnings	Diluted
		Earnings	Income	from	EPS -
	Operating	Before	Tax	Continuing	Continuing
	Loss	Income	Expense	Operations (1)	Operations
GAAP	$(4,699)	$30,790	$6,782	$24,253	0.48
Restructuring and other expense, net	1,158	1,158	(290)	868	0.02
Non-GAAP	$(3,541)	$31,948	$7,072	$25,121	$0.50

	Three Months Ended August 31, 2023
				Net Earnings	Diluted
		Earnings	Income	from	EPS -
	Operating	Before	Tax	Continuing	Continuing
	Loss	Income	Expense	Operations (1)	Operations
GAAP	$(7,324)	$35,791	$8,960	$26,831	$0.54
Corporate costs eliminated at Separation	9,672	9,672	(2,271)	7,401	0.15
Separation costs	2,410	2,410	(566)	1,844	0.04
Loss on extinguishment of debt	-	1,534	(360)	1,174	0.02
Non-GAAP	$4,758	$49,407	$12,157	$37,250	$0.75

——————————————————

(1)
Excludes the impact of noncontrolling interest.

The following table presents a reconciliation from the GAAP financial measure of earnings before income taxes to the non-GAAP financial measure of adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended
	August 31,
	2024	2023
Earnings before income taxes (GAAP)	$30,790	$35,791
Less: net loss attributable to noncontrolling interest	(245)	-
Net earnings before income taxes attributable to controlling interest	31,035	35,791
Interest expense, net	489	1,074
EBIT (2)	31,524	36,865
Corporate costs eliminated at Separation	-	9,672
Restructuring and other expense, net	1,158	-
Separation costs	-	2,410
Loss on extinguishment of debt	-	1,534
Adjusted EBIT (2)	32,682	50,481
Depreciation and amortization	11,830	12,075
Stock-based compensation	3,925	3,359
Adjusted EBITDA from continuing operations (non-GAAP)	$48,437	$65,915

Earnings before income taxes margin (GAAP)	12.0%	11.5%
Adjusted EBITDA margin from continuing operations (non-GAAP)	18.8%	21.1%

——————————————————

(2)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate the Company's performance, engage in financial and operational planning, or determine incentive compensation. Instead, they are included as subtotals in the reconciliation of earnings before income taxes to adjusted EBITDA from continuing operations, which is a non-GAAP financial measure used by management.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$178,547	$244,225
Receivables, less allowances of $508 and $343, respectively	168,497	199,798
Inventories:
Raw materials	77,577	66,040
Work in process	10,053	11,668
Finished products	99,669	86,907
Total inventories	187,299	164,615
Income taxes receivable	4,711	17,319
Prepaid expenses and other current assets	37,383	47,936
Total current assets	576,437	673,893
Investments in unconsolidated affiliates	140,467	144,863
Operating lease assets	27,109	18,667
Goodwill	373,375	331,595
Other intangible assets, net of accumulated amortization of $87,024 and $83,242, respectively	250,376	221,071
Other assets	21,611	21,342
Property, plant and equipment:
Land	8,676	8,657
Buildings and improvements	129,254	123,478
Machinery and equipment	344,250	321,836
Construction in progress	33,841	24,504
Total property, plant and equipment	516,021	478,475
Less: accumulated depreciation	260,125	251,269
Total property, plant and equipment, net	255,896	227,206
Total assets	$1,645,271	$1,638,637

Liabilities and equity
Current liabilities:
Accounts payable	$82,768	$91,605
Accrued compensation, contributions to employee benefit plans and related taxes	30,536	41,974
Dividends payable	9,443	9,038
Other accrued items	34,486	29,061
Current operating lease liabilities	7,353	6,228
Income taxes payable	1,652	470
Total current liabilities	166,238	178,376
Other liabilities	57,918	62,243
Distributions in excess of investment in unconsolidated affiliate	110,522	111,905
Long-term debt	300,009	298,133
Noncurrent operating lease liabilities	20,166	12,818
Deferred income taxes, net	87,177	84,150
Total liabilities	742,030	747,625
Shareholders’ equity - controlling interest	901,353	888,879
Noncontrolling interests	1,888	2,133
Total equity	903,241	891,012
Total liabilities and equity	$1,645,271	$1,638,637

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2024	2023
Net sales	$257,308	$311,918
Cost of goods sold	194,813	242,288
Gross profit	62,495	69,630
Selling, general and administrative expense	66,036	74,544
Restructuring and other expense, net	1,158	-
Separation costs	-	2,410
Operating loss	(4,699)	(7,324)
Other income (expense):
Miscellaneous income, net	486	299
Loss on extinguishment of debt	-	(1,534)
Interest expense, net	(489)	(1,074)
Equity in net income of unconsolidated affiliates	35,492	45,424
Earnings before income taxes	30,790	35,791
Income tax expense	6,782	8,960
Net earnings from continuing operations	24,008	26,831
Net earnings from discontinued operations	-	72,872
Net earnings	24,008	99,703
Net earnings (loss) attributable to noncontrolling interests	(245)	3,597
Net earnings attributable to controlling interest	$24,253	$96,106

Amounts attributable to controlling interest:
Net earnings from continuing operations	$24,253	$26,831
Net earnings from discontinued operations	-	69,275
Net earnings attributable to controlling interest	$24,253	$96,106

Earnings per share from continuing operations - basic	$0.49	$0.55
Earnings per share from discontinued operations - basic	-	1.42
Net earnings per share attributable to controlling interest - basic	$0.49	$1.97

Earnings per share from continuing operations - diluted	$0.48	$0.54
Earnings per share from discontinued operations - diluted	-	1.39
Net earnings per share attributable to controlling interest - diluted	$0.48	$1.93

Weighted average common shares outstanding - basic	49,487	48,842
Weighted average common shares outstanding - diluted	50,365	49,886

Cash dividends declared per common share	$0.17	$0.32

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2024	2023
Net earnings	$24,008	$99,703
Other comprehensive income (loss), net of tax
Foreign currency translation	541	1,444
Pension liability adjustment	(7)	(3)
Cash flow hedges	(50)	(6,849)
Other comprehensive income (loss), net of tax	484	(5,408)
Comprehensive income	24,492	94,295
Comprehensive income (loss) attributable to noncontrolling interests	(245)	3,597
Comprehensive income attributable to controlling interest	$24,737	$90,698

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2024	2023
Operating activities:
Net earnings	$24,008	$99,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,830	28,325
Impairment of long-lived assets	-	1,401
Benefit from deferred income taxes	(5,537)	(5,453)
Loss on extinguishment of debt	-	1,534
Bad debt income	(8)	(799)
Equity in net income of unconsolidated affiliates, net of distributions	3,453	10,225
Net loss (gain) on sale of assets	(18)	105
Stock-based compensation	3,925	4,516
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	28,166	(8,843)
Inventories	(6,406)	(64,327)
Accounts payable	(13,093)	278
Accrued compensation and employee benefits	(11,445)	(12,014)
Other operating items, net	6,271	5,045
Net cash provided by operating activities	41,146	59,696

Investing activities:
Investment in property, plant and equipment	(9,629)	(29,298)
Acquisitions, net of cash acquired	(88,887)	-
Proceeds from sale of assets, net of selling costs	11,769	51
Investment in non-marketable equity securities	(2,000)	(40)
Investment in note receivable	-	(15,000)
Net cash used by investing activities	(88,747)	(44,287)

Financing activities:
Dividends paid	(8,116)	(15,725)
Repurchase of common shares	(6,803)	-
Proceeds from issuance of common shares, net of tax withholdings	(3,158)	(5,130)
Net repayments of short-term borrowings	-	(2,813)
Principal payments on long-term obligations	-	(243,757)
Payments to noncontrolling interests	-	(1,921)
Net cash used by financing activities	(18,077)	(269,346)

Decrease in cash and cash equivalents	(65,678)	(253,937)
Cash and cash equivalents at beginning of period	244,225	454,946
Cash and cash equivalents at end of period	$178,547	$201,009

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

(In thousands, except common share and per common share amounts)

Note A – Basis of Presentation

Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of Worthington Enterprises and its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated.

We own an 80% controlling interest in Halo, which was acquired on February 1, 2024. Halo is consolidated with the equity owned by the other joint venture members shown as “noncontrolling interests” in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and OCI are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within equity income in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note C – Investments in Unconsolidated Affiliates.”

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the first quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2024 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Separation of the Steel Processing Business

On December 1, 2023, we completed the spin-off of our former steel processing business into an independent publicly traded company, Worthington Steel, on a tax-free basis. Accordingly, the operating results of the former steel processing business are reported as discontinued operations for all periods presented, as discussed in further detail in “Note B – Discontinued Operations.” All discussion within this Form 10-Q, including amounts, percentages and disclosures for all periods presented, reflect only our continuing operations unless otherwise noted.

In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, the most significant of which is the long-term Steel Supply Agreement. Other agreements include a long-term Steel Supply Agreement, a Trademark License Agreement, and Transition Services Agreement. Amounts under the Trademark License Agreement and Transition Services Agreement were not significant during the first quarter of fiscal 2025.

Pursuant to the long-term Steel Supply Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under this agreement for the first quarter of fiscal 2025, totaled $28,431, of which $7,424 was payable at August 31, 2024.

Revenue Recognition

We recognize all revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.

Note B – Discontinued Operations

The following table summarizes the financial results from the discontinued operations of Worthington Steel for the three months ended August 31, 2023.

Net sales	$881,338
Cost of goods sold	753,479
Gross profit	127,859
Selling, general and administrative expense	37,802
Impairment of long-lived assets	1,401
Separation costs	3,626
Operating income	85,030
Other income (expense):
Miscellaneous income, net	710
Interest expense, net	(2,009)
Equity in net income of unconsolidated affiliate	8,957
Earnings before income taxes	92,688
Income tax expense	19,816
Net earnings	72,872
Net earnings attributable to noncontrolling interest	3,597
Net earnings attributable to controlling interest	$69,275

As permitted under GAAP, the cash flows related to discontinued operations have not been segregated in our consolidated statements of cash flows. Accordingly, the consolidated statement of cash flows for the three months ended August 31, 2023 include the results from both continuing and discontinued operations and amounts for certain captions will not agree with respective data in the consolidated balance sheet.

The following table summarizes significant non-cash operating items and capital expenditures of discontinued operations included in the consolidated statement of cash flows for the three months ended August 31, 2023.

Significant non-cash operating items:
Depreciation and amortization	$16,250
Impairment of long-lived assets	1,401
Equity in income of unconsolidated affiliate	(8,957)
Stock-based compensation	1,157
Significant investing activities:
Investment in property, plant and equipment	(19,775)

Note C – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At August 31, 2024, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); Sustainable Energy Solutions (49%); WAVE (50%); and Workhorse (20%).

We received distributions from unconsolidated affiliates totaling $38,945 during the three months ended August 31, 2024. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $110,522 and $111,905 at August 31, 2024 and May 31, 2024, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

We use the cumulative earnings approach to determine the cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities unless the cumulative distributions exceed our share of the cumulative equity in the net earnings of the joint venture. In such cases, the excess distributions are considered returns of investment and are classified as investing activities in our consolidated statements of cash flows. No distributions exceeded our share in any of our unconsolidated joint ventures during the first quarter of fiscal 2025.

The following tables summarize combined financial information for our unconsolidated affiliates included in continuing operations as of the dates, and for the periods presented:

	August 31,	May 31,
	2024	2024
Cash and cash equivalents	$43,939	$36,163
Other current assets	566,270	605,043
Noncurrent assets	368,543	360,261
Total assets	$978,752	$1,001,467

Current liabilities	216,817	264,963
Current maturities of long-term debt	6,583	13,450
Long-term debt	356,485	349,431
Other noncurrent liabilities	146,754	146,984
Equity	252,113	226,639
Total liabilities and equity	$978,752	$1,001,467

	Three Months Ended
	August 31,
	2024	2023
Net sales	$515,673	$568,584
Gross profit	134,335	173,017
Operating income	94,346	131,447
Depreciation and amortization	8,006	7,576
Interest expense	4,758	5,739
Income tax expense	645	909
Net earnings	90,682	125,653

Note D – Restructuring and Other Expense, Net

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2024 is summarized below:

	Balance at			Balance at
	May 31, 2024	Expense	Payments	August 31, 2024
Early retirement and severance	$188	$435	$(423)	$200
Loss on sale of assets		723
Restructuring and other expense, net		$1,158

The total liability associated with our restructuring activities as of August 31, 2024 is expected to be paid in the next 12 months.

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

Note F – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, at August 31, 2024, we were party to an operating lease for an aircraft in which we guaranteed a residual value at the termination of the lease on March 30, 2028. The maximum obligation under the terms of this guarantee was approximately $15,095 at August 31, 2024. Based on current facts and circumstances, we have estimated the likelihood of payment pursuant to this guarantee is not probable and, therefore, no amount has been recognized in our consolidated financial statements.

At August 31, 2024, we also had in place $10,500 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at August 31, 2024.

Note G – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Overnight Bank Funding Rate, the Prime Rate of PNC Bank, National Association or the Adjusted Daily Simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at August 31, 2024 or May 31, 2024, leaving $500,000 available for use.

Note H – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31,
	2024			2023
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(12)	$553	$541	$1,326	$118	$1,444
Pension liability adjustment	(7)	-	(7)	-	(3)	(3)
Cash flow hedges	(65)	15	(50)	(8,811)	1,962	(6,849)
Other comprehensive income (loss)	$(84)	$568	$484	$(7,485)	$2,077	$(5,408)

Note I – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Purchases and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2023	$290,799	$(23,179)	$1,428,391	1,696,011	$125,617	$1,821,628
Net earnings	-	-	96,106	96,106	3,597	99,703
Other comprehensive loss	-	(5,408)	-	(5,408)	-	(5,408)
Common shares issued, net of withholding tax	(5,130)	-	-	(5,130)	-	(5,130)
Common shares in non-qualified plans	130	-	-	130	-	130
Stock-based compensation	8,995	-	-	8,995	-	8,995
Cash dividends declared	-	-	(16,081)	(16,081)	-	(16,081)
Dividends to noncontrolling interests	-	-	-	-	(1,921)	(1,921)
Balance at August 31, 2023	$294,794	$(28,587)	$1,508,416	$1,774,623	$127,293	$1,901,916

The following table summarizes the changes in AOCI for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(12)	(7)	(398)	(417)
Reclassification adjustments to net earnings (a)	-	-	333	333
Income tax effect	553	-	15	568
Balance at August 31, 2024	$(128)	$(448)	$1,514	$938

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
OCI before reclassifications	1,326	-	(2,038)	(712)
Reclassification adjustments to net earnings (a)	-	-	(6,773)	(6,773)
Income tax effect	118	(3)	1,962	2,077
Balance at August 31, 2023	$(20,679)	$(1,733)	$(6,175)	$(28,587)

——————————————————

(a)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note O – Derivative Financial Instruments and Hedging Activities.”

Common Shares: On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 of the common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. The total number of common shares available for repurchase under these authorizations at August 31, 2024 was 5,915,000. These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note J – Stock-Based Compensation

Non-Qualified Stock Options

During the three months ended August 31, 2024, we granted non-qualified stock options covering a total of 31,200 common shares under our stock-based compensation plans. For each grant, the exercise price of $47.00 was equal to the closing market price of the underlying common shares at the grant date. The weighted average fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $17.57 per share. The calculated pre-tax stock-based compensation expense for these non-qualified stock options was $548 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The weighted average fair value of stock options granted during the three months ended August 31, 2024 was based on the following assumptions:

Dividend yield	1.35%
Expected volatility	36.90%
Risk-free interest rate	4.28%
Expected term (years)	6.0

Due to the Separation, we use a comparable peer group to determine the expected volatility of the common shares. The risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the three months ended August 31, 2024, we granted an aggregate of 82,930 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the grant date, or $47.04 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $3,901 will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

Performance Share Awards

We have awarded performance shares to certain key employees under our stock-based compensation plans. Outstanding performance share awards may be earned based on the level of achievement of corporate targets for cumulative corporate economic value added and EPS growth and, in the case of business unit executives, a business unit adjusted EBITDA from continuing operations target, in each case for the three-year periods ending May 31, 2025, 2026 and 2027. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the three months ended August 31, 2024, we granted performance share awards covering an aggregate of 24,100 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $1,133 (at target levels). The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note K – Income Taxes

Income tax expense for the three months ended August 31, 2024 and August 31, 2023 reflected estimated annual effective income tax rates of 24.5% and 25.1%, respectively. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2025 could be materially different from the forecasted rate as of August 31, 2024.

Note L – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,
	2024	2023
Numerator (basic & diluted):
Net earnings from continuing operations attributable to controlling interest	$24,253	$26,831
Denominator (shares in thousands):
Basic EPS from continuing operations - weighted average common shares	49,487	48,842
Effect of dilutive securities	878	1,044
Diluted EPS from continuing operations - weighted average common shares	50,365	49,886

Basic EPS from continuing operations	$0.49	$0.55
Diluted EPS from continuing operations	$0.48	$0.54

Stock options covering an aggregate of 77,837 and 26,296 common shares for the three months ended August 31, 2024 and August 31, 2023, respectively, have been excluded from the computation of diluted EPS because the effect would have been anti-dilutive for those periods.

Note M – Segment Operations

Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the CODM to analyze performance, make decisions and allocate resources. We have identified our Chief Executive Officer as our CODM. Factors used to identify operating segments include the nature of the products provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by GAAP. Our operations are organized under two operating segments: Consumer Products and Building Products. Our former Sustainable Energy Solutions operating segment is presented within Unallocated Corporate and Other in periods prior to its deconsolidation on May 29, 2024. Unallocated Corporate and Other also includes certain assets and liabilities (e.g. public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole.

The following tables present summarized financial information for our reportable segments and Unallocated Corporate and Other for the periods indicated. A reconciliation from the GAAP financial measure of earnings before income taxes to the non-GAAP financial measure of adjusted EBITDA from continuing operations is provided directly following the summarized information below.

	Three Months Ended August 31, 2024
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$117,596	$139,712	$257,308	$-	$257,308
Restructuring and other expense, net	-	289	289	869	1,158
Miscellaneous income, net	17	242	259	227	486
Equity income	-	36,645	36,645	(1,153)	35,492
Adjusted EBITDA from continuing operations	17,775	39,729	57,504	(9,067)	48,437

	Three Months Ended August 31, 2023
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$117,353	$165,928	$283,281	$28,637	$311,918
Separation costs	-	-	-	2,410	2,410
Miscellaneous income, net	25	63	88	211	299
Loss on extinguishment of debt	-	-	-	1,534	1,534
Equity income	-	45,043	45,043	381	45,424
Adjusted EBITDA from continuing operations	14,275	59,692	73,967	(8,052)	65,915

The following table presents a reconciliation from earnings before income taxes to adjusted EBITDA from continuing operations for the periods presented:

	Three Months Ended
	August 31,
	2024	2023
Earnings before income taxes	$30,790	$35,791
Less: net loss attributable to noncontrolling interest	(245)	-
Net earnings before income taxes attributable to controlling interest	31,035	35,791
Interest expense, net	489	1,074
EBIT (1)	31,524	36,865
Corporate costs eliminated at Separation	-	9,672
Restructuring and other expense, net	1,158	-
Separation costs	-	2,410
Loss on extinguishment of debt	-	1,534
Adjusted EBIT (1)	32,682	50,481
Depreciation and amortization	11,830	12,075
Stock-based compensation	3,925	3,359
Adjusted EBITDA from continuing operations	$48,437	$65,915

(1)
EBIT and adjusted EBIT are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of earnings before income taxes to adjusted EBITDA from continuing operations, which management uses to assess operating performance.

Total assets for each of our reportable segments at the dates indicated were as follows:

	August 31,	May 31,
	2024	2024
Consumer Products	$564,744	$557,826
Building Products	777,749	672,723
Total reportable segments	1,342,493	1,230,549
Unallocated Corporate and Other	302,778	408,088
Total assets of continuing operations	$1,645,271	$1,638,637

Note N – Acquisitions

On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The total purchase price consisted of cash consideration of $102,156, of which $11,343 was on deposit at May 31, 2024, and contingent consideration in the form of an earnout agreement with an estimated acquisition date fair value of $7,000. The earnout agreement provides for additional cash consideration of up to $14,000 should certain earnings targets be met through calendar year 2024. Ragasco operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from reported results.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Ragasco, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Trade name	$5,520	10
Technological know-how	14,660	10
Customer relationships	12,660	15
Total acquired identifiable intangible assets	$32,840

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

Preliminary
Valuation
Cash and cash equivalents	$1,925
Accounts receivable	8,554
Inventory	16,403
Other current assets	990
Property, plant and equipment	27,325
Operating lease assets	8,834
Intangible assets	32,840
Total identifiable assets	96,871
Accounts payable	(4,885)
Current operating lease liability	(980)
Accrued expenses	(6,344)
Noncurrent operating lease liability	(7,886)
Deferred income taxes	(8,861)
Other liabilities	(100)
Net identifiable assets	67,815
Goodwill	41,480
Total purchase price	109,295
Less: Fair value of earnout	7,139
Cash purchase price	$102,156

Note O – Derivative Financial Instruments and Hedging Activities

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

Interest Rate Risk Management - We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, we enter into interest rate swaps to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.

Foreign Currency Exchange Rate Risk Management - We conduct business in several major international currencies and are, therefore, subject to risks associated with changing foreign currency exchange rates. We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. The translation of foreign currencies into U.S. dollars also subjects us to exposure related to fluctuating foreign currency exchange rates; however, derivative financial instruments are not used to manage this risk.

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

Refer to “Note P – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2024 and May 31, 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	August 31,	May 31,	Sheet	August 31,	May 31,
	Location	2024	2024	Location	2024	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$917	$601	Accounts payable	$263	$83
Commodity contracts	Other assets	-	-	Other liabilities	-	21
Subtotal		917	601		263	104

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$58	$319	Accounts payable	$239	$69
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	200	1,248
Subtotal		58	319		439	1,317

Total derivative financial instruments		$975	$920		$702	$1,421

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $682 and $391 at August 31, 2024 and May 31, 2024, respectively.

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

The following table summarizes our cash flow hedges outstanding at August 31, 2024:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$3,407	September 2024 - December 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended August 31, 2024:
Commodity contracts	$(398)	Cost of goods sold	$(385)
Interest rate contracts	-	Interest expense, net	52
Total	$(398)		$(333)

For the three months ended August 31, 2023:
Commodity contracts	$(411)	Cost of goods sold	$(669)
Interest rate contracts	-	Loss on extinguishment of debt	(641)
Interest rate contracts	-	Interest expense	31
Foreign currency exchange contracts	23	Miscellaneous income, net	53
Total	$(388)		$(1,226)

The estimated amount of the net gains recognized in AOCI at August 31, 2024, expected to be reclassified into net earnings within the succeeding 12 months is $437 (net of tax of $143). This amount was computed using the fair value of the cash flow hedges at August 31, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Net Investment Hedges

We have designated our Euro-denominated debt held in the U.S. with a principal €91,700 as a non-derivative net investment hedge of our foreign operations in Portugal. Accordingly, the foreign currency effects resulting from the remeasurement of this debt have been deferred in AOCI as an offset to the translation of our net investment in Portugal. A remeasurement loss of $1,835 was deferred in AOCI during the three months ended August 31, 2024.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at August 31, 2024:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$1,364	September 2024 - June 2025
Foreign currency exchange contracts	$66,039	November 2024

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain
		Recognized in Earnings
		Three Months Ended
	Location of Gain	August 31,
	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$87	$843
Foreign currency exchange contracts	Miscellaneous income, net	1,047	-
Total		$1,134	$843

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At August 31, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$975	$-	$975
Total assets	$-	$975	$-	$975

Liabilities (1)
Derivative financial instruments	$-	$702	$-	$702
Total liabilities	$-	$702	$-	$702

At May 31, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$920	$-	$920
Total assets	$-	$920	$-	$920

Liabilities (1)
Derivative financial instruments	$-	$1,421	$-	$1,421
Total liabilities	$-	$1,421	$-	$1,421

——————————————————

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note O – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At August 31, 2024, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet.

At May 31, 2024, our assets measured at fair value on a non-recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Investment in note receivable (1)	$-	$5,000	$-	$5,000
Investment in unconsolidated affiliate (2)	-	-	31,367	31,367
Total assets	$-	$5,000	$31,367	$36,367

——————————————————

(1)
Reflects the write-down of an investment in notes receivable that was determined to be other than temporarily impaired.

(2)
On May 29, 2024, in connection with the contribution of the net assets of our former Sustainable Energy Solutions operating segment to the newly-formed Sustainable Energy Solutions joint venture, we obtained a 49% minority ownership interest in the joint venture. In accordance with the applicable accounting guidance, our minority ownership interest in the Sustainable Energy Solutions joint venture was recorded at its acquisition date fair value of $31,367.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $266,478 and $257,866 at August 31, 2024 and May 31, 2024, respectively. The carrying amount of long-term debt, including current maturities, was $300,009 and $298,133 at August 31, 2024 and May 31, 2024, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this MD&A constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the 2024 Form 10-K.

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. All amounts are presented in millions except common share and per common share amounts.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2024 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. The results of operations contained in this MD&A include all of our operations, including our former steel processing business. Our historical results have been restated to reflect the operations of Worthington Steel as a discontinued operation in periods prior to the December 1, 2023 Separation as discussed in “Note A – Basis of Presentation.” This MD&A is divided into five main sections:

•
Recent Business Developments;
•
Trends and Factors Impacting our Performance;
•
Results of Operations;
•
Liquidity and Capital Resources; and
•
Critical Accounting Estimates.

Recent Business Developments

•
On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price included cash consideration of approximately $102.2 million, with a future earnout opportunity of up to $14.0 million. The results of Ragasco are included within the Building Products operating segment for periods subsequent to the acquisition date. See “Note N – Acquisitions” for additional information.
•
During the first quarter of fiscal 2025, we repurchased 150,000 common shares under existing repurchase authorizations for $6.8 million, at an average purchase price of $45.35.
•
On September 24, 2024, the Board declared a quarterly dividend of $0.17 per common share payable on December 27, 2024, to shareholders of record at the close of business on December 13, 2024.

Trends and Factors Impacting our Performance

The following trends and factors have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results.

End Markets and Competition

We offer a wide range of products and services to a diverse customer base across various end markets. These markets include residential construction, non-residential construction, and repair and remodeling, which drive demand in our Building Products operating segment, including our unconsolidated joint ventures, WAVE and ClarkDietrich. Additionally, tools, outdoor living, and celebrations drive demand in our Consumer Products operating segment, including our consolidated joint venture, Halo. Given the extensive range of products and services we provide, our competitors vary by industry, product type, service type, program size, and geography. Competition is primarily based on price, product quality, brand recognition, product innovation, and customer service. Sales to one customer in the Consumer Products operating segment accounted for 13% of our consolidated net sales in the first quarter of fiscal 2025. Trends and factors impacting each of our end markets are described in additional detail below.

General Economic and Market Conditions

U.S. GDP growth rate trends typically reflect the strength of demand and, in many cases, pricing for our products. A year-over-year increase in U.S. GDP growth rates generally signals a stronger economy and higher demand and pricing for our products. Conversely, declining U.S. GDP growth rates usually indicate a weaker economy and reduced demand and pricing our products. Fluctuations in U.S. GDP growth rates can affect conversion costs related to production and SG&A.

The macroeconomic and geopolitical outlook has been complex and evolving. Although the U.S. economy continues to grow at a modest pace, prolonged inflationary pressures continue to negatively impact the discretionary spending of many of our customers. The recent 0.50% rate cut by the Federal Reserve is expected to alleviate some of this pressure in the near-term as borrowing becomes cheaper, stimulating spending in our residential construction, non-residential construction, and repair and remodel end markets. Besides inflation, consumer spending habits for our products are influenced by prevailing global economic conditions, the costs of basic necessities and other goods, employment levels, salaries and wage rates, and prevailing interest rates. Additionally, consumer purchasing patterns are generally affected by consumers’ disposable income, credit availability, and debt levels.

We also actively monitor other publicly available macroeconomic trends that provide insight into the activity in our end markets. These trends include, but are not limited to, the ABI, the Dodge Momentum Index, the HMI, steel prices, retail sales, state and local government spending, interest rate environment and inflation metrics. Current macro-economic trends within our end markets are described in additional detail below, as well as selected key indicators for the periods presented.

	August 31,		Increase/
($ and units in millions)	2024	2023	(Decrease)
U.S. Residential Construction spend (1)(3)	$911,429	$887,564	$23,865
U.S. Non-residential Construction Spend (1)(3)	$1,220,507	$1,159,850	$60,657
Hot-Rolled Steel ($ per ton) (2)	$690	$879	$(189)
Existing Home Sales (units) (1)(3)	3.9	4.0	(0.1)
Authorized Housing Permits (units) (1)(3)	1.5	1.6	(0.1)
U.S Private Housing Starts (units) (1)(3)	1.4	1.3	0.1
HMI	39.0	50.0	(11.0)
ABI	45.7	48.1	(2.4)
Dodge Momentum Index	220.4	178.0	42.4
30 Year Fixed mortgage rates (1)	6.35%	7.18%	(0.8%)

——————————————————

(1)
Federal Reserve Bank of St. Louis; figures based on seasonally adjusted annual rates
(2)
Period average of CRU Hot-Rolled Index
(3)
2023 figures based on revised actuals

Residential Construction: The near-term outlook for U.S. residential construction spending remains cautiously optimistic, with spending increasing by approximately 7.4% between August 2024 and August 2023. While construction data continues to show positive year-over-year growth, housing starts and authorized permits remain flat, reflecting a cautious approach by both builders and potential home buyers. The HMI also fell to 39.0 in August 2024, indicating persistent challenges such as high mortgage rates and elevated home prices. Builders continue to grapple with high interest rates for construction loans and ongoing labor shortages, which are impacting their ability to meet demand. Additionally, rising material costs add further pressure on the end market. However, we are optimistic that recent interest rate cuts could spur new construction activity in the near term and we remain well-positioned to meet the anticipated demand. More broadly, the solid underlying fundamentals of the housing market, including favorable demographics and a chronic undersupply of homes, provide strong support for this end market in the long-term.

Non-residential Construction: The near-term outlook for U.S. non-residential construction is mixed. The ABI fell to 45.7 in August 2024 from 48.1 in August 2023, indicating a continued decline in demand for architectural services. This marks the nineteenth consecutive month of declining billings, reflecting ongoing challenges in converting project inquiries into actual contracts. However, the Dodge Momentum Index offers a more optimistic view, rising to 220.4 in August 2024 from 178.0 in August 2023, driven by gains in both commercial and institutional planning. This suggests that while current billings are down, there is a pipeline of projects that could bolster future construction activity. Overall, the sector faces headwinds but also holds potential for growth as economic conditions stabilize and interest rates are expected to decrease.

Repair and Remodel: Spending on home improvement is expected to continue declining in the near term as existing home sales remain at multi-decade lows. Although the average 30-year fixed mortgage rate decreased to 6.35% at August 31, 2024, from 7.18% at August 31, 2023, this decline isn’t significant enough to entice most buyers to enter the market or leave their existing lower fixed rate mortgages. Despite these challenges, the long-term outlook remains strong as interest rates are expected to decline further and the aging housing stock will drive the need for renovations. As economic conditions stabilize, we expect homeowners to access their record levels of equity and drive spending in the long-term.

Tools: Spending in the tools end market is predominantly influenced by macroeconomic conditions. Recently, the market has experienced positive tailwinds as inflation has eased, with the annual inflation rate dropping to 2.5% in August 2024, a significant decrease from its peak in 2022. Despite moderating inflation, overall demand in this sector continued to be adversely affected by a general moderation in consumer spending on non-essential items, resulting in lower overall demand from both DIY and professional customers. Notwithstanding these short-term headwinds, we believe that the outlook remains positive as we continue to grow market share with our well-known brands and innovation of new products.

Outdoor Living: Participation in outdoor recreation is beginning to normalize to pre-pandemic levels. This trend is evident in the number of new U.S. camping households, a key metric that measures the influx of first-time campers. After peaking in 2020, driven by the desire for safe, socially-distanced activities during the height of the pandemic, the number has steadily declined. However, the long-term fundamentals in the outdoor living category remain positive, driven by diverse participation across different age groups, socio-economic classes, and geographic regions.

Celebrations: The celebrations end market has shown a gradual recovery, propelled by the increasing demand for personalized and unique event experiences. Consumer income and the debt-to-income ratio have gradually recovered, approaching levels observed prior to COVID-19, alongside moderating inflation. Despite these positive indicators, inflation and interest rates continue to influence disposable income and spending power. It is anticipated that consumer spending on non-essential items will remain constrained, primarily due to a larger share of income being allocated towards essential purchases and mortgage payments.

Seasonality

Historically, sales tend to be stronger in the third and fourth quarters of our fiscal year for our Consumer Products operating segment when our facilities perform at seasonal peaks, matching consumer demand. Sales in our Building Products operating segment are generally stronger in the first and fourth quarters of our fiscal year due to weather conditions, customer business cycles, and the timing of renovation and new construction projects. Demand in our Building Products operating segment during the first quarter of fiscal 2025 was not reflective of the cyclical strength we typically see in in the first quarter of our fiscal year due to continued destocking at certain distributors as well as unfavorable weather patterns.

Results of Operations

First Quarter – Fiscal 2025 Compared to Fiscal 2024

The following discussion provides a review of results for the three months ended August 31, 2024 and August 31, 2023:

	Three Months Ended
	August 31,		Increase/
(In millions, except per common share amounts)	2024	2023	(Decrease)
Net sales	$257.3	$311.9	$(54.6)
Operating loss	(4.7)	(7.3)	2.6
Adjusted operating income (loss) (1)	(3.5)	4.8	(8.3)
Net earnings from continuing operations	24.3	26.8	(2.5)
Adjusted EBITDA from continuing operations (1)	48.4	65.9	(17.5)
Equity income	35.5	45.4	(9.9)
EPS from continuing operations - diluted	0.48	0.54	(0.06)
Adjusted EPS from continuing operations - diluted (1)	$0.50	$0.75	$(0.25)

——————————————————

(1)
A reconciliation of each of these non-GAAP financial measures to their most comparable GAAP financial measure is provided in the “Use of Non-GAAP Measures and Definitions” section.

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended			%
	August 31,		Increase/	Increase
(Dollars in millions)	2024	2023	(Decrease)	(Decrease)
Consumer Products	$117.6	$117.4	$0.2	0.2%
Building Products	139.7	165.9	(26.2)	(15.8%)
Total reportable segments	257.3	283.3	(26.0)	(9.2%)
Other	-	28.6	(28.6)	(100.0%)
Consolidated	$257.3	$311.9	$(54.6)	(17.5%)

The following table provides volume by operating segment for the periods presented (in units):

	Three Months Ended			%
	August 31,		Increase/	Increase
	2024	2023	(Decrease)	(Decrease)
Consumer Products	16,170,556	16,031,583	138,973	0.9%
Building Products	3,094,117	3,808,820	(714,703)	(18.8%)
Total reportable segments	19,264,673	19,840,403	(575,730)	(2.9%)
Other	-	106,306	(106,306)	(100.0%)
Consolidated	19,264,673	19,946,709	(682,036)	(3.4%)

•
Consumer Products – Net sales totaled $117.6 million in the first quarter of fiscal 2025, up slightly from the first quarter of fiscal 2024 on marginally higher volume.
•
Building Products – Net sales totaled $139.7 million in the first quarter of fiscal 2025, down $26.2 million, or 15.8%, from the first quarter of fiscal 2024, primarily due to lower volume and an unfavorable shift in product mix, which more than offset contributions from the acquisition of Ragasco in June 2024.
•
Other - Net sales in the first quarter of fiscal 2024 are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated in May 2024 when we sold a 51% interest in the business. In periods subsequent to the sales transaction, our 49% interest is accounted for under the equity method.

Gross Profit

	Three Months Ended
	August 31,	Gross	August 31,	Gross	Increase/
(Dollars in millions)	2024	Margin	2023	Margin	(Decrease)
Gross profit	$62.5	24.3%	$69.6	22.3%	$(7.1)

•
Gross profit was $62.5 million for the first quarter of fiscal 2025, a decrease of $7.1 million, or 10.2% from the first quarter of fiscal 2024, driven by the reduction in net sales at Building Products.

Selling, General and Administrative Expense

	Three Months Ended
	August 31,	% of	August 31,	% of	Increase/
(Dollars in millions)	2024	Net Sales	2023	Net Sales	(Decrease)
Selling, general and administrative expense	$66.0	25.7%	$74.5	23.9%	$(8.5)

•
SG&A decreased $8.5 million, or 11.4%, from the first quarter of fiscal 2024, primarily driven by the elimination of certain corporate overhead costs that no longer exist post-Separation, but have been presented within net earnings from continuing operations in our consolidated statements of earnings.

Other Operating Items

	Three Months Ended
	August 31,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Restructuring and other expense, net	$1.2	$-	$1.2
Separation costs	$-	$2.4	$(2.4)

•
Restructuring expense in the first quarter of fiscal 2025 was driven by a $0.7 million true-up of our accrual for final transaction costs associated with the deconsolidation of our former Sustainable Energy Solutions operating segment, as well as severance costs.
•
Separation costs in the prior year quarter reflect direct and incremental costs incurred in connection with the Separation.

Interest Expense, Net

	Three Months Ended
	August 31,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Interest expense, net	$0.5	$1.1	$(0.6)

•
Interest expense, net was down $0.6 million from the prior year quarter, driven primarily by lower average debt levels as a result of the redemption of the 2024 Notes and 2026 Notes in December 2024.

Equity Income

	Three Months Ended
	August 31,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
WAVE (1)	$27.9	$28.3	$(0.4)
ClarkDietrich (1)	8.7	16.7	(8.0)
Other (2)	(1.1)	0.4	(1.5)
Equity income	$35.5	$45.4	$(9.9)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of equity earnings of the Workhorse and the Sustainable Energy Solutions joint ventures.

•
Equity income decreased $9.9 million from the first quarter of fiscal 2024, driven by lower contributions from ClarkDietrich, which was down $8.0 million, as declining steel prices compressed margins, and equity losses at the Sustainable Energy Solutions joint venture in the first quarter of fiscal 2025.

Income Taxes

	Three Months Ended
		Estimated		Estimated
	August 31,	Effective	August 31,	Effective	Increase/
(Dollars in millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$6.8	24.5%	$9.0	25.1%	$(2.2)

•
Income tax expense was $6.8 million in the first quarter of fiscal 2025 compared to income tax expense of $9.0 million in the first quarter of fiscal 2024. The decrease was primarily driven by lower pre-tax earnings. Income tax expense in the first quarter of fiscal 2025 reflected an estimated annual effective rate of 24.5% compared to 25.1% in the first quarter of fiscal 2024.

Adjusted EBITDA from Continuing Operations

The following table provides a summary of adjusted EBITDA from continuing operations by reportable segment, a non-GAAP financial measure, along with the respective percentage of the total of each reportable segment. See the “Use of Non-GAAP Financial Measures” section preceding Part I, Item 1 of this Form 10-Q for additional information regarding our use of non-GAAP financial measures. A reconciliation from earnings before income taxes to adjusted EBITDA from continuing operations is provided in “Note M – Segment Operations.”

	Three Months Ended
(Dollars in millions)	August 31, 2024	% of Net Sales	August 31, 2023	% of Net Sales	Increase/ (Decrease)	% Increase (Decrease)
Consumer Products	$17.8	15.1%	$14.3	12.2%	$3.5	24.5%
Building Products	39.7	28.4%	59.7	36.0%	(20.0)	(33.5%)
Total reportable segments	$57.5	22.3%	$74.0	26.1%	(16.5)	(22.3%)
Unallocated Corporate and Other	(9.1)	n/a	(8.1)	n/a	(1.0)	12.3%
Consolidated	$48.4	18.8%	$65.9	21.1%	(17.5)	(26.6%)

•
Consumer Products – Adjusted EBITDA from continuing operations was $17.8 million in the first quarter of fiscal 2025, an increase of $3.5 million over the first quarter of fiscal 2024, on improved gross margin driven by lower material costs.
•
Building Products – Adjusted EBITDA from continuing operations decreased $20.0 million from the first quarter of fiscal 2024, on lower volume, particularly in our heating and cooking products, and unfavorable mix combined with lower equity earnings at ClarkDietrich. Adjusted EBITDA from continuing operations in the first quarter of fiscal 2025 included $1.9 million of incremental expense related to the Ragasco acquisition resulting primarily from the step up of inventory to fair value.
•
Unallocated Corporate and Other – Adjusted EBITDA from continuing operations was down $1.0 million from the first quarter of fiscal 2024, driven by higher SG&A partially offset by lower losses due to the deconsolidation of our former Sustainable Energy Solutions operating segment in May 2024.

Liquidity and Capital Resources

During the three months ended August 31, 2024, we generated $41.1 million of cash from operating activities, invested $9.6 million in property, plant and equipment, spent $88.9 million to acquire Ragasco, and received $11.8 million for the sale of 51% of our former Sustainable Energy Solutions operating segment. Additionally, we paid $6.8 million to repurchase 150,000 common shares and paid dividends of $8.1 million on the common shares in the first quarter of fiscal 2025.

The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,
(In millions)	2024	2023
Net cash provided by operating activities	$41.1	$59.7
Net cash used by investing activities	(88.7)	(44.3)
Net cash used by financing activities	(18.1)	(269.3)
Decrease in cash and cash equivalents	(65.7)	(253.9)
Cash and cash equivalents at beginning of period	244.2	454.9
Cash and cash equivalents at end of period	$178.5	$201.0

——————————————————

Activity related to our discontinued operations has not been segregated in our consolidated statements of cash flows. See “Note B – Discontinued Operations” for a summarization of significant non-cash items related to discontinued operations.

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available to be drawn as of August 31, 2024.

Although we do not currently anticipate a need, we believe that we could access the financial markets to sell long-term debt or equity securities. However, the continuation of uncertain economic conditions, including those caused by a high interest rate environment, could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so.

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

Net cash provided by operating activities was $41.1 million during the first quarter of fiscal 2025, down from $59.7 million in the first quarter of fiscal 2024. The decrease was primarily due to lower net earnings from core operations and a $25.7 million decrease in dividends from unconsolidated joint ventures.

Investing Activities

Net cash used by investing activities was $88.7 million during the first quarter of fiscal 2025, compared to $44.3 million during the first quarter of fiscal 2024. Net cash used by investing activities in the first quarter of fiscal 2025 was driven primarily by the acquisition of Ragasco and capital expenditures partially offset by proceeds from the sale of 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment on May 29, 2024.

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

Financing Activities

Net cash used by financing activities was $18.1 million during the first quarter of fiscal 2025, compared to $269.3 million in the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we paid $6.8 million to repurchase 150,000 common shares and paid dividends of $8.1 million on the common shares. During the first quarter of fiscal 2024, we paid dividends of $15.7 million on the common shares and repaid $243.8 million of long-term debt associated with the redemption of the 2026 Notes.

Common shares – On September 24, 2024, the Board declared a quarterly dividend of $0.17 per common share payable on December 27, 2024, to shareholders of record at the close of business on December 13, 2024. During the first quarter of fiscal 2024, we declared dividends totaling $0.32 per common share under our pre-Separation capital structure.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. As of August 31, 2024, 5,915,000 common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of August 31, 2024, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at August 31, 2024, leaving the full borrowing capacity of $500.0 million available for future use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2024 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2024). Based on that evaluation, Worthington Enterprises’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2024) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2024 Form 10-K, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2024 Form 10-K. Those risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2024 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the three months ended August 31, 2024 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share purchases for purposes of the following table. However, those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The total number of common shares purchased, as indicated in the table below, include (1) common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares and (2) common shares repurchased as part of publicly announced plans or programs.

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of		Shares Purchased as Part	May Yet Be
	Common Shares	Average Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	per Common Share	Plans or Programs	Plans or Programs (1)
June 1-30, 2024	68,044	$48.65	30,000	6,035,000
July 1-31, 2024	152,248	45.50	120,000	5,915,000
August 1-31, 2024	203	45.45	-	5,915,000
Total	220,495	$46.53	150,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). A total of 4,085,000 common shares have been repurchased since the latest authorization, leaving 5,915,000 common shares available for repurchase under these authorizations at August 31, 2024, and such authorizations are not subject to a fixed expiration date. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended August 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Worthington Enterprises, Inc. 2024 Long-Term Incentive Plan†	8-K	10.1	9/30/2024

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Executive Officer)*

31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Financial Officer)*

32.1	Section 1350 Certification of Principal Executive Officer**

32.2	Section 1350 Certification of Principal Financial Officer**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2024 and May 31, 2024; (ii) Consolidated Statements of Earnings for the three months ended August 31, 2024 and August 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended August 31, 2024 and August 31, 2023; (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2024 and August 31, 2023 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: October 7, 2024	By:	/s/ Joseph B. Hayek
Joseph B. Hayek,
Executive Vice President and Chief Financial and Operations Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)