Form 10-Q
period 2024-11-30
WORTHINGTON ENTERPRISES, INC.
filed 2025-01-10
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 6, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 50,044,032.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
CPI	U.S. Core Consumer Price Index
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
EBIT	Earnings before interest and taxes
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	Our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
second quarter of fiscal 2024	Our fiscal quarter ended November 30, 2023
second quarter of fiscal 2025	Our fiscal quarter ended November 30, 2024
GAAP	U.S. generally accepted accounting principles
GDP	U.S. gross domestic product
Halo	WH Products, LLC
HMI	The National Association of Home Builders/Wells Fargo Housing Market Index
LIRA	Leading Indicator of Remodeling Activity
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Hexagon Ragasco AS
SEC	Securities and Exchange Commission
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2024 Form 10-K	Our Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on July 30, 2024
2026 Notes

The senior unsecured notes that we issued on April 15, 2014, in the principal amount of $250,000,000, which bore interest at a rate of 4.55%, were scheduled to mature on April 15, 2026, and were paid in full on July 28, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Selected statements contained in this Form 10-Q, including, without limitation, in MD&A and in “Note E – Contingent Liabilities and Commitments,” constitute “forward-looking statements,” as that term is used in the PSLRA. We wish to take advantage of the safe harbor provisions included in the PSLRA. Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” and similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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

USE OF NON-GAAP FINANCIAL MEASURES AND DEFINITIONS

(In thousands, except per common share amounts)

NON-GAAP FINANCIAL MEASURES. This Form 10-Q includes certain financial measures that are not calculated and presented in accordance with GAAP. Non-GAAP financial measures typically exclude items that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Management uses these non-GAAP financial measures to evaluate ongoing performance, engage in financial and operational planning, and determine incentive compensation. Management believes these non-GAAP financial measures provide useful supplemental information regarding the performance of our ongoing operations and should not be considered as an alternative to the comparable GAAP financial measure. Additionally, management believes these non-GAAP financial measures allow for meaningful comparisons and analysis of trends in our business and enables investors to evaluate our operations and future prospects in the same manner as management.

The following provides an explanation of each non-GAAP financial measure presented in this Form 10-Q:

Adjusted operating income (loss) is defined as operating income (loss) excluding the items listed below, to the extent naturally included in operating income (loss).

Adjusted diluted EPS from continuing operations is defined as adjusted net earnings from continuing operations divided by diluted weighted-average shares outstanding.

Adjusted EBITDA from continuing operations is the measure by which we evaluate segment performance and our overall profitability. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA from continuing operations excludes additional items including, but not limited to, those listed below, as well as other items that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBITDA from continuing operations also excludes stock-based compensation due to its non-cash nature, which is consistent with how management assesses operating performance and determines incentive compensation. At the segment level, adjusted EBITDA from continuing operations includes expense allocations for centralized corporate back-office functions that exist to support the day-to-day business operations. Public company and other governance costs are held at the corporate level within the unallocated corporate and other category.

Adjusted EBITDA from continuing operations margin is calculated by dividing adjusted EBITDA from continuing operations by net sales.

EXCLUSIONS FROM NON-GAAP FINANCIAL MEASURES

Management believes it is useful to exclude the following items from its non-GAAP financial measures for its own and investors’ assessment of the business for the reasons identified below. Additionally, management may exclude other items from the non-GAAP financial measures that do not occur in the ordinary course of our ongoing business operations and note them in the reconciliation from earnings before income taxes from continuing operations to the non-GAAP financial measure adjusted EBITDA from continuing operations.

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which we believe facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring and other expense, net, which can result in both discrete gains and/or losses, consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These items are excluded because they are not part of the ongoing operations of our underlying business.
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

The following provides a reconciliation of non-GAAP financial measures, including adjusted operating income, adjusted earnings before income taxes, adjusted income tax expense (benefit), adjusted net earnings from continuing operations attributable to controlling interest, and adjusted diluted EPS from continuing operations attributable to controlling interest, from their most comparable GAAP measure for the three and six months ended November 30, 2024 and 2023.

	Three Months Ended November 30, 2024
		Earnings	Income	Net Earnings	Diluted
		Before	Tax	from	EPS -
	Operating	Income	Expense	Continuing	Continuing
	Income	Taxes	(Benefit)	Operations (1)	Operations
GAAP	$3,521	$37,109	$9,100	$28,260	0.56
Restructuring and other expense, net	2,620	2,620	(639)	1,981	0.04
Non-GAAP	$6,141	$39,729	$9,739	$30,241	$0.60

	Three Months Ended November 30, 2023
		Earnings	Income	Net Earnings	Diluted
	Operating	Before	Tax	from	EPS -
	Income	Income	Expense	Continuing	Continuing
	(Loss)	Taxes	(Benefit)	Operations (1)	Operations
GAAP	$(14,367)	$24,543	$6,609	$17,934	$0.36
Corporate costs eliminated at Separation	9,671	9,671	(2,344)	7,327	0.14
Restructuring and other expense, net	6	6	(1)	5	-
Separation costs	7,056	7,056	(1,690)	5,366	0.11
Gain on sale of assets in equity income	-	(2,780)	662	(2,118)	(0.04)
Non-GAAP	$2,366	$38,496	$9,982	$28,514	$0.57

	Six Months Ended November 30, 2024
		Earnings	Income	Net Earnings
	Operating	Before	Tax	from	Diluted EPS -
	Income	Income	Expense	Continuing	Continuing
	(Loss)	Taxes	(Benefit)	Operations (1)	Operations
GAAP	$(1,178)	$67,899	$15,882	$52,513	$1.04
Restructuring and other expense, net	3,778	3,778	(928)	2,850	0.06
Non-GAAP	$2,600	$71,677	$16,810	$55,363	$1.10

	Six Months Ended November 30, 2023
		Earnings	Income	Net Earnings
	Operating	Before	Tax	from	Diluted EPS -
	Income	Income	Expense	Continuing	Continuing
	(Loss)	Taxes	(Benefit)	Operations (1)	Operations
GAAP	$(21,692)	$60,333	$15,569	$44,764	0.89
Corporate costs eliminated at Separation	19,343	19,343	(4,609)	14,734	0.29
Restructuring and other expense, net	6	6	(1)	5	-
Separation costs	9,466	9,466	(2,256)	7,210	0.15
Loss on extinguishment of debt	-	1,534	(366)	1,168	0.02
Gain on sale of assets in equity income	-	(2,780)	662	(2,118)	(0.04)
Non-GAAP	$7,123	$87,902	$22,139	$65,763	$1.31

——————————————————

(1)
Excludes the impact of noncontrolling interest.

The following table presents a reconciliation from the GAAP financial measure earnings before income taxes to the non-GAAP financial measure adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Earnings before income taxes (GAAP)	$37,109	$24,543	$67,899	$60,333
Plus: Net loss attributable to noncontrolling interest	251	-	496	-
Net earnings before income taxes attributable to controlling interest	37,360	24,543	68,395	60,333
Interest expense, net	1,033	472	1,522	1,546
EBIT (1)	38,393	25,015	69,917	61,879
Corporate costs eliminated at Separation	-	9,671	-	19,343
Restructuring and other expense, net	2,620	6	3,778	6
Separation costs	-	7,056	-	9,466
Loss on extinguishment of debt	-	-	-	1,534
Gain on sale of assets in equity income	-	(2,780)	-	(2,780)
Adjusted EBIT (1)	41,013	38,968	73,695	89,448
Depreciation and amortization	11,927	12,215	23,757	24,290
Stock-based compensation (2)	3,273	3,861	7,197	7,220
Adjusted EBITDA from continuing operations (non-GAAP)	$56,213	$55,044	$104,649	$120,958

Earnings before income taxes margin (GAAP)	13.5%	8.2%	12.8%	9.9%
Adjusted EBITDA margin from continuing operations (non-GAAP)	20.5%	18.5%	19.7%	19.8%

——————————————————

(1)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or determine incentive compensation. Instead, they are included in the table above as subtotals in the reconciliation of earnings before income taxes to adjusted EBITDA from continuing operations, which is a non-GAAP financial measure used by management.

(2)
Excludes $2,665 of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings for the three months ended November 30, 2024 due to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO effective November 1, 2024.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	November 30,	May 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	193,805	$244,225
Receivables, less allowances of $2,553 and $343, respectively	184,925	199,798
Inventories:
Raw materials	74,921	66,040
Work in process	10,577	11,668
Finished products	93,965	86,907
Total inventories	179,463	164,615
Income taxes receivable	9,417	17,319
Prepaid expenses and other current assets	35,389	47,936
Total current assets	602,999	673,893
Investments in unconsolidated affiliates	135,218	144,863
Operating lease assets	23,015	18,667
Goodwill	369,799	331,595
Other intangible assets, net of accumulated amortization of $89,638 and $83,242, respectively	244,102	221,071
Other assets	22,309	21,342
Property, plant and equipment:
Land	8,632	8,657
Buildings and improvements	129,684	123,478
Machinery and equipment	356,678	321,836
Construction in progress	27,330	24,504
Total property, plant and equipment	522,324	478,475
Less: accumulated depreciation	262,749	251,269
Total property, plant and equipment, net	259,575	227,206
Total assets	$1,657,017	$1,638,637

Liabilities and equity
Current liabilities:
Accounts payable	$83,262	$91,605
Accrued compensation, contributions to employee benefit plans and related taxes	28,499	41,974
Dividends payable	9,040	9,038
Other accrued items	42,357	29,061
Current operating lease liabilities	5,396	6,228
Income taxes payable	910	470
Total current liabilities	169,464	178,376
Other liabilities	60,305	62,243
Distributions in excess of investment in unconsolidated affiliate	110,763	111,905
Long-term debt	295,721	298,133
Noncurrent operating lease liabilities	18,090	12,818
Deferred income taxes, net	89,716	84,150
Total liabilities	744,059	747,625
Shareholders’ equity - controlling interest	911,321	888,879
Noncontrolling interests	1,637	2,133
Total equity	912,958	891,012
Total liabilities and equity	$1,657,017	$1,638,637

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Net sales	$274,046	$298,229	$531,354	$610,147
Cost of goods sold	199,987	234,951	394,800	477,239
Gross profit	74,059	63,278	136,554	132,908
Selling, general and administrative expense	67,918	70,583	133,954	145,128
Restructuring and other expense, net	2,620	6	3,778	6
Separation costs	-	7,056	-	9,466
Operating income (loss)	3,521	(14,367)	(1,178)	(21,692)
Other income (expense):
Miscellaneous income, net	65	714	551	1,013
Loss on extinguishment of debt	-	-	-	(1,534)
Interest expense, net	(1,033)	(472)	(1,522)	(1,546)
Equity in net income of unconsolidated affiliates	34,556	38,668	70,048	84,092
Earnings before income taxes	37,109	24,543	67,899	60,333
Income tax expense	9,100	6,609	15,882	15,569
Net earnings from continuing operations	28,009	17,934	52,017	44,764
Net earnings from discontinued operations	-	10,233	-	83,106
Net earnings	28,009	28,167	52,017	127,870
Net earnings (loss) attributable to noncontrolling interests	(251)	3,865	(496)	7,461
Net earnings attributable to controlling interest	$28,260	$24,302	$52,513	$120,409

Amounts attributable to controlling interest:
Net earnings from continuing operations	$28,260	$17,934	$52,513	$44,764
Net earnings from discontinued operations	-	6,368	-	75,645
Net earnings attributable to controlling interest	$28,260	$24,302	$52,513	$120,409

Earnings per share from continuing operations - basic	$0.57	$0.36	$1.06	$0.91
Earnings per share from discontinued operations - basic	-	$0.13	-	1.55
Net earnings per share attributable to controlling interest - basic	$0.57	$0.49	$1.06	$2.46

Earnings per share from continuing operations - diluted	$0.56	$0.36	$1.04	$0.89
Earnings per share from discontinued operations - diluted	-	0.13	-	1.51
Net earnings per share attributable to controlling interest - diluted	$0.56	$0.49	$1.04	$2.40

Weighted average common shares outstanding - basic	49,464	49,186	49,475	49,013
Weighted average common shares outstanding - diluted	50,138	50,042	50,264	50,102

Cash dividends declared per common share	$0.17	$0.32	$0.34	$0.64

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Net earnings	$28,009	$28,167	$52,017	$127,870
Other comprehensive income (loss), net of tax
Foreign currency translation	(3,276)	897	(2,735)	2,342
Pension liability adjustment	13	-	6	(3)
Cash flow hedges	(57)	13,549	(107)	6,699
Other comprehensive income (loss), net of tax	(3,320)	14,446	(2,836)	9,038
Comprehensive income	24,689	42,613	49,181	136,908
Comprehensive income (loss) attributable to noncontrolling interests	(251)	3,865	(496)	7,461
Comprehensive income attributable to controlling interest	$24,940	$38,748	$49,677	$129,447

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Operating activities:
Net earnings	$28,009	$28,167	$52,017	$127,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,927	28,007	23,757	56,332
Impairment of long-lived assets	-	-	-	1,401
Provision for (benefit from) deferred income taxes	2,682	1,968	(2,855)	(3,485)
Loss on extinguishment of debt	-	-	-	1,534
Bad debt (expense) income	2,069	345	2,061	(454)
Equity in net income of unconsolidated affiliates, net of distributions	4,268	(4,129)	7,721	6,096
Net gain on sale of assets	(508)	(439)	(526)	(334)
Stock-based compensation	5,937	6,175	9,862	10,691
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(18,636)	76,704	9,530	67,861
Inventories	7,836	103,150	1,430	38,823
Accounts payable	447	(75,373)	(12,646)	(75,095)
Accrued compensation and employee benefits	(2,021)	2,794	(13,466)	(9,220)
Other operating items, net	7,043	(32,379)	13,314	(27,334)
Net cash provided by operating activities	49,053	134,990	90,199	194,686

Investing activities:
Investment in property, plant and equipment	(15,161)	(32,876)	(24,790)	(62,174)
Acquisitions, net of cash acquired	731	(21,013)	(88,156)	(21,013)
Proceeds from sale of assets, net of selling costs	1,616	751	13,385	802
Investment in non-marketable equity securities	(40)	(1,500)	(2,040)	(1,540)
Investment in note receivable	-	-	-	(15,000)
Excess distributions from unconsolidated affiliate	-	1,085	-	1,085
Net cash used by investing activities	(12,854)	(53,553)	(101,601)	(97,840)

Financing activities:
Dividends paid	(8,969)	(17,333)	(17,085)	(33,058)
Repurchase of common shares	(8,079)	-	(14,882)	-
Proceeds from issuance of common shares, net of tax withholdings	(3,893)	(9,207)	(7,051)	(14,337)
Net proceeds from short-term borrowings (1)	-	175,000	-	172,187
Principal payments on long-term obligations	-	-	-	(243,757)
Payments to noncontrolling interests	-	-	-	(1,921)
Net cash provided (used) by financing activities	(20,941)	148,460	(39,018)	(120,886)

Increase (decrease) in cash and cash equivalents	15,258	229,897	(50,420)	(24,040)
Cash and cash equivalents at beginning of period	178,547	201,009	244,225	454,946
Cash and cash equivalents at end of period (2)	$193,805	$430,906	$193,805	$430,906

(1)
Net proceeds in fiscal 2024 consisted of borrowings under Worthington Steel’s short-term credit facilities assumed by Worthington Steel in conjunction with the Separation.

(2)
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

We own an 80% controlling interest in Halo, which we acquired on February 1, 2024. Halo is consolidated with the equity owned by the other joint venture members shown as “noncontrolling interests” in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and OCI are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Net earnings and total equity in periods prior to the Separation include the minority interest of Worthington Steel.

Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within equity income in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note C – Investments in Unconsolidated Affiliates.”

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the second quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2024 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Separation of the Steel Processing Business

On December 1, 2023, we completed the spin-off of our former steel processing business into an independent publicly traded company, Worthington Steel, on a tax-free basis. Accordingly, the operating results and financial position, of the former steel processing business, except for the minority partner’s portion of noncontrolling interest and accumulated other comprehensive income, are reported as discontinued operations for all periods presented, as discussed in further detail in “Note B – Discontinued Operations.” All discussion within this Form 10-Q, including amounts, percentages and disclosures for all periods presented, reflect only our continuing operations unless otherwise noted.

In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, the most significant of which is the Steel Supply and Services Agreement. Other agreements include a Trademark License Agreement, a Transition Services Agreement, and certain long-term services agreements. Amounts under the Trademark License Agreement, Transition Services Agreement and long-term services agreements were not significant during the six months ended November 30, 2024.

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement for the three months and six months ended November 30, 2024, totaled $23,024 and $51,455, respectively, of which $5,977 was payable at November 30, 2024.

Revenue Recognition

We recognize all revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.

Receivables

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. Our allowance for doubtful accounts increased from $343 at May 31, 2024, to $2,553 at November 30, 2024, primarily due to a customer bankruptcy in Consumer Products.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our related disclosures.

Note B – Discontinued Operations

The following table summarizes the financial results from the discontinued operations of Worthington Steel for the periods presented.

	Three Months Ended	Six Months Ended
	November 30, 2023	November 30, 2023
Net sales	$788,689	$1,670,027
Cost of goods sold	728,252	1,481,731
Gross profit	60,437	188,296
Selling, general and administrative expense	37,106	74,909
Impairment of long-lived assets	-	1,401
Separation costs	14,895	18,521
Operating income	8,436	93,465
Other income (expense):
Miscellaneous income, net	305	1,017
Interest expense, net	(1,697)	(3,706)
Equity in net income of unconsolidated affiliate	3,778	12,735
Earnings before income taxes	10,822	103,511
Income tax expense	589	20,405
Net earnings	10,233	83,106
Net earnings attributable to noncontrolling interest	3,865	7,461
Net earnings attributable to controlling interest	$6,368	$75,645

As permitted under GAAP, the cash flows related to discontinued operations have not been segregated in our consolidated statements of cash flows. Accordingly, the consolidated statement of cash flows for the three and six months ended November 30, 2023 include the results from both continuing and discontinued operations and amounts for certain captions will not agree with respective data in the consolidated balance sheet.

The following table summarizes significant non-cash operating items and capital expenditures of discontinued operations included in the consolidated statement of cash flows for the periods presented.

	Three Months Ended	Six Months Ended
	November 30, 2023	November 30, 2023
Significant non-cash operating items:
Depreciation and amortization	$15,793	$32,043
Impairment of long-lived assets	-	1,401
Equity in income of unconsolidated affiliate, net of distributions	(3,777)	(12,734)
Stock-based compensation	2,315	3,472
Significant investing activities:
Investment in property, plant and equipment	(13,682)	(33,457)
Acquisitions, net of cash acquired	(21,013)	(21,013)
Significant financing activities:
Net proceeds from short-term borrowings	175,000	172,187

Note C – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At November 30, 2024, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); Sustainable Energy Solutions (49%); WAVE (50%); and Workhorse (20%).

We received distributions from unconsolidated affiliates totaling $77,769 during the six months ended November 30, 2024. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $110,763 and $111,905 at November 30, 2024 and May 31, 2024, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

We use the cumulative earnings approach to determine the cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities unless the cumulative distributions exceed our share of the cumulative equity in the net earnings of the joint venture. In such cases, the excess distributions are considered returns of investment and are classified as investing activities in our consolidated statements of cash flows. No distributions exceeded our share in any of our unconsolidated joint ventures during the second quarter of fiscal 2025. During the second quarter of fiscal 2024, we classified $1,085 of dividends received from WAVE as an investing activity.

The following tables summarize combined financial information for our unconsolidated affiliates included in continuing operations as of the dates, and for the periods presented:

	November 30,	May 31,
	2024	2024
Cash and cash equivalents	$51,240	$36,163
Other current assets	547,436	605,043
Noncurrent assets	372,466	360,261
Total assets	$971,142	$1,001,467

Current liabilities	212,806	264,963
Current maturities of long-term debt	3,208	13,450
Long-term debt	356,539	349,431
Other noncurrent liabilities	143,774	146,984
Equity	254,815	226,639
Total liabilities and equity	$971,142	$1,001,467

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Net sales	$492,990	$513,470	$1,008,663	$1,082,053
Gross profit	136,693	148,298	271,028	321,315
Operating income	90,847	118,958	185,193	250,405
Depreciation and amortization	7,725	7,224	15,731	14,800
Interest expense	4,529	4,538	9,287	10,277
Income tax expense	309	442	954	1,351
Net earnings	89,186	115,114	179,868	240,766

Note D – Restructuring and Other Expense, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or making other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2024 is summarized below:

	Balance at			Balance at
	May 31, 2024	Expense	Payments	November 30, 2024
Early retirement and severance	$188	$1,017	$(1,068)	$137
Net loss on sale of assets		96
Stock-based compensation (1)		2,665
Restructuring and other expense, net		$3,778

(1)
Represents non-cash stock-based compensation expense related to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO, effective November 1, 2024.

The total liability associated with our restructuring activities as of November 30, 2024 is expected to be paid in the next 12 months.

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

At November 30, 2024, we also had in place $9,500 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at November 30, 2024.

Note G – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the adjusted daily simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at November 30, 2024 or May 31, 2024, leaving $500,000 available for use.

Note H – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30,
	2024			2023
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(2,902)	$(374)	$(3,276)	$843	$54	$897
Pension liability adjustment	16	(3)	13	-	-	-
Cash flow hedges	(54)	(3)	(57)	17,390	(3,841)	13,549
Other comprehensive income (loss)	$(2,940)	$(380)	$(3,320)	$18,233	$(3,787)	$14,446

	Six Months Ended
	November 30,
	2024			2023
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(2,914)	$179	$(2,735)	$2,170	$172	$2,342
Pension liability adjustment	9	(3)	6	-	(3)	(3)
Cash flow hedges	(119)	12	(107)	8,578	(1,879)	6,699
Other comprehensive income (loss)	$(3,024)	$188	$(2,836)	$10,748	$(1,710)	$9,038

Note I – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Purchases and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241
Net earnings (loss)	-	-	28,260	28,260	(251)	28,009
Other comprehensive loss	-	(3,320)	-	(3,320)	-	(3,320)
Common shares issued, net of withholding tax	(3,893)	-	-	(3,893)	-	(3,893)
Common shares in non-qualified plans	56	-	-	56	-	56
Stock-based compensation	5,539	-	-	5,539	-	5,539
Purchases and retirement of common shares	(1,212)	-	(6,867)	(8,079)	-	(8,079)
Cash dividends declared	-	-	(8,595)	(8,595)	-	(8,595)
Balance at November 30, 2024	$301,729	$(2,382)	$611,974	$911,321	$1,637	$912,958

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2023	$290,799	$(23,179)	$1,428,391	1,696,011	$125,617	$1,821,628
Net earnings	-	-	96,106	96,106	3,597	99,703
Other comprehensive loss	-	(5,408)	-	(5,408)	-	(5,408)
Common shares issued, net of withholding tax	(5,130)	-	-	(5,130)	-	(5,130)
Common shares in non-qualified plans	130	-	-	130	-	130
Stock-based compensation	8,995	-	-	8,995	-	8,995
Cash dividends declared	-	-	(16,081)	(16,081)	-	(16,081)
Dividends to noncontrolling interests	-	-	-	-	(1,921)	(1,921)
Balance at August 31, 2023	$294,794	$(28,587)	$1,508,416	$1,774,623	$127,293	$1,901,916
Net earnings	-	-	24,302	24,302	3,865	28,167
Other comprehensive income	-	14,446	-	14,446	-	14,446
Common shares issued, net of withholding tax	(9,207)	-	-	(9,207)	-	(9,207)
Common shares in non-qualified plans	195	-	-	195	-	195
Stock-based compensation	4,511	-	-	4,511	-	4,511
Cash dividends declared	-	-	(16,061)	(16,061)	-	(16,061)
Balance at November 30, 2023	$290,293	$(14,141)	$1,516,657	$1,792,809	$131,158	$1,923,967

The following table summarizes the changes in AOCI for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(2,914)	9	(758)	(3,663)
Reclassification adjustments to net earnings (1)	-	-	639	639
Income tax effect	179	(3)	12	188
Balance at November 30, 2024	$(3,404)	$(435)	$1,457	$(2,382)

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
OCI before reclassifications	2,170	-	12,947	15,117
Reclassification adjustments to net earnings (1)	-	-	(4,369)	(4,369)
Income tax effect	172	(3)	(1,879)	(1,710)
Balance at November 30, 2023	$(19,781)	$(1,733)	$7,373	$(14,141)

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note O – Derivative Financial Instruments and Hedging Activities.”

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). During the six months ended November 30, 2024, we repurchased a total of 350,000 of our common shares under these authorizations leaving 5,715,000 common shares available for repurchase at November 30, 2024.

Common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note J – Stock-Based Compensation

Non-Qualified Stock Options

During the six months ended November 30, 2024, we granted non-qualified stock options covering a total of 54,200 common shares under our stock-based compensation plans. The weighted average exercise price was $44.38 for the non-qualified stock options granted during the six months ended November 30, 2024, which was determined based on the closing market price of the underlying common shares at the respective grant date. The weighted average fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $16.38 per share. The calculated pre-tax stock-based compensation expense for these non-qualified stock options was $888 and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The weighted average fair value of stock options granted during the six months ended November 30, 2024 was based on the following assumptions:

Dividend yield	1.34%
Expected volatility	36.90%
Risk-free interest rate	3.97%
Expected term (years)	6.0

Due to the impact of the Separation on the comparability to the historical prices of the common shares, we are unable to use the historical volatility of the common shares to determine the expected volatility. Accordingly, we use a comparable peer group to determine the expected volatility of the common shares. The risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

Service-Based Restricted Common Shares

During the six months ended November 30, 2024 we granted an aggregate of 289,820 service-based restricted common shares under our stock-based compensation plans, which generally cliff vest three years from the grant date. The fair value of these restricted common shares was equal to the weighted average closing market price of the underlying common shares on the grant date, or $44.89 per share. The calculated pre-tax stock-based compensation expense for these restricted common shares of $13,011 will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

Performance Share Awards

Outstanding performance share awards may be earned based on the level of achievement of corporate targets for cumulative corporate economic value added and EPS growth and, in the case of business unit executives, a business unit adjusted EBITDA from continuing operations target, in each case for the three-year periods ending May 31, 2025, 2026 and 2027. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the six months ended November 30, 2024, we granted performance share awards covering an aggregate of 42,100 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $1,868 (at target levels). The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note K – Income Taxes

Income tax expense for the six months ended November 30, 2024 and November 30, 2023 reflected estimated annual ETRs of 24.1% and 25.7%, respectively. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2025 could be materially different from the forecasted rate as of November 30, 2024.

Note L – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Numerator (basic & diluted):
Net earnings from continuing operations attributable to controlling interest	$28,260	$17,934	$52,513	$44,764
Denominator (shares in thousands):
Basic EPS from continuing operations - weighted average common shares	49,464	49,186	49,475	49,013
Effect of dilutive securities	674	856	789	1,089
Diluted EPS from continuing operations - weighted average common shares	50,138	50,042	50,264	50,102

Basic EPS from continuing operations	$0.57	$0.36	$1.06	$0.91
Diluted EPS from continuing operations	$0.56	$0.36	$1.04	$0.89

Stock options covering an aggregate of 110,950 and 38,932 common shares for the three months ended November 30, 2024 and November 30, 2023, respectively, and 90,391 and 32,892 for the six months ended November 30, 2024 and November 30, 2023, respectively, have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

Note M – Segment Operations

Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the CODM to analyze performance, make decisions and allocate resources. We have identified our Chief Executive Officer as our CODM. Our CODM evaluates segment performance on the basis of adjusted EBITDA from continuing operations, as described in the “Use of Non-GAAP Financial Measures and Definitions” section. Factors used to identify operating segments include the nature of the products provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by GAAP. Our operations are organized under two operating segments: Consumer Products and Building Products. Our former Sustainable Energy Solutions operating segment is presented within Unallocated Corporate and Other in periods prior to its deconsolidation on May 29, 2024. In periods subsequent to the deconsolidation transaction, our retained 49% interest is accounted for under the equity method of accounting, as discussed in “Note C – Investments in Unconsolidated Affiliates.” Unallocated Corporate and Other also includes certain assets and liabilities (e.g., public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole.

The following tables present summarized financial information for our reportable segments and Unallocated Corporate and Other for the periods indicated. A reconciliation from the GAAP financial measure of earnings before income taxes to the non-GAAP financial measure of adjusted EBITDA from continuing operations is provided directly following the summarized information below.

	Three Months Ended November 30, 2024
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$116,748	$157,298	$274,046	$-	$274,046
Capital expenditures	5,789	4,348	10,137	5,024	15,161
Depreciation and amortization	4,296	6,496	10,792	1,135	11,927
Restructuring and other expense, net	-	514	514	2,106	2,620
Equity income	-	34,294	34,294	262	34,556
Adjusted EBITDA from continuing operations	15,484	47,185	62,669	(6,456)	56,213

	Three Months Ended November 30, 2023
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$119,389	$151,303	$270,692	$27,537	$298,229
Capital expenditures	4,194	6,987	11,181	21,695	32,876
Depreciation and amortization	4,112	5,927	10,039	2,176	12,215
Restructuring and other expense, net	-	6	6	-	6
Separation costs	-	-	-	7,056	7,056
Equity income	-	35,176	35,176	3,492	38,668
Adjusted EBITDA from continuing operations	12,674	45,809	58,483	(3,439)	55,044

	Six Months Ended November 30, 2024
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$234,343	$297,011	$531,354	$-	$531,354
Capital expenditures	10,733	8,057	18,790	6,000	24,790
Depreciation and amortization	8,595	12,867	21,462	2,295	23,757
Restructuring and other expense, net	-	803	803	2,975	3,778
Equity income	-	70,940	70,940	(892)	70,048
Adjusted EBITDA from continuing operations	33,259	86,914	120,173	(15,524)	104,649

	Six Months Ended November 30, 2023
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$236,742	$317,231	$553,973	$56,174	$610,147
Capital expenditures	5,727	12,257	17,984	44,190	62,174
Depreciation and amortization	8,104	11,925	20,029	4,261	24,290
Restructuring and other expense, net	-	6	6	-	6
Separation costs	-	-	-	9,466	9,466
Equity income	-	80,219	80,219	3,873	84,092
Adjusted EBITDA from continuing operations	26,889	105,442	132,331	(11,373)	120,958

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Earnings before income taxes	$37,109	$24,543	$67,899	$60,333
Plus: Net loss attributable to noncontrolling interest	251	-	496	-
Net earnings before income taxes attributable to controlling interest	37,360	24,543	68,395	60,333
Interest expense, net	1,033	472	1,522	1,546
EBIT (1)	38,393	25,015	69,917	61,879
Corporate costs eliminated at Separation	-	9,671	-	19,343
Restructuring and other expense, net	2,620	6	3,778	6
Separation costs	-	7,056	-	9,466
Loss on extinguishment of debt	-	-	-	1,534
Gain on sale of assets in equity income	-	(2,780)	-	(2,780)
Adjusted EBIT (1)	41,013	38,968	73,695	89,448
Depreciation and amortization	11,927	12,215	23,757	24,290
Stock-based compensation (2)	3,273	3,861	7,197	7,220
Adjusted EBITDA from continuing operations	$56,213	$55,044	$104,649	$120,958

(1)
EBIT and adjusted EBIT are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of earnings before income taxes to adjusted EBITDA from continuing operations, which management uses to assess operating performance.
(2)
Excludes $2,665 of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings for the three months ended November 30, 2024 related to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO effective, November 1, 2024.

Total assets for each of our reportable segments at the dates indicated were as follows:

	November 30,	May 31,
	2024	2024
Consumer Products	$574,568	$557,826
Building Products	764,911	672,723
Total reportable segments	1,339,479	1,230,549
Unallocated Corporate and Other	317,538	408,088
Total assets of continuing operations	$1,657,017	$1,638,637

Note N – Acquisitions

On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The total purchase price, after adjustment for final working capital, consisted of cash consideration of $101,424, of which $11,343 was on deposit at May 31, 2024, and contingent consideration in the form of an earnout agreement with an estimated acquisition date fair value of $7,139. The earnout agreement provides for additional cash consideration of up to $14,000 should certain earnings targets be met through calendar year 2024. Ragasco operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from reported results.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Ragasco, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Trade name	$4,379	10
Technological know-how	14,659	10
Customer relationships	12,660	15
Total acquired identifiable intangible assets	$31,698

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Final
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,925	$-	$1,925
Accounts receivable	8,554	-	8,554
Inventory	16,403	-	16,403
Other current assets	990	-	990
Property, plant and equipment	27,325	-	27,325
Operating lease assets	8,834	-	8,834
Deferred income taxes	365	-	365
Intangible assets	32,840	(1,142)	31,698
Total identifiable assets	97,236	(1,142)	96,094
Accounts payable	(4,885)	-	(4,885)
Current operating lease liability	(980)	-	(980)
Accrued expenses	(6,344)	-	(6,344)
Noncurrent operating lease liability	(7,886)	-	(7,886)
Deferred income taxes	(9,226)	251	(8,975)
Other liabilities	(100)	-	(100)
Net identifiable assets	67,815	(891)	66,924
Goodwill	40,748	891	41,639
Total purchase price	108,563	-	108,563
Less: Fair value of earnout	7,139	-	7,139
Cash purchase price	$101,424	$-	$101,424

Note O – Derivative Financial Instruments and Hedging Activities

We primarily utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk. While certain of our derivative financial instruments are designated as hedging instruments, we also enter into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and therefore do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Refer to “Note P – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2024 and May 31, 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	November 30,	May 31,	Sheet	November 30,	May 31,
	Location	2024	2024	Location	2024	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$762	$601	Accounts payable	$44	$83
Commodity contracts	Other assets	41	-	Other liabilities	-	21
Subtotal		803	601		44	104

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$74	$319	Accounts payable	$45	$69
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	689	1,248
Subtotal		74	319		734	1,317

Total derivative financial instruments		$877	$920		$778	$1,421

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $616 and $391 at November 30, 2024 and May 31, 2024, respectively.

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

The following table summarizes our cash flow hedges outstanding at November 30, 2024:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$11,597	December 2024 - December 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended November 30, 2024:
Commodity contracts	$(360)	Cost of goods sold	$(357)
Interest rate contracts	-	Interest expense, net	51
Total	$(360)		$(306)

For the three months ended November 30, 2023:
Commodity contracts	$2,019	Cost of goods sold	$(1,583)
Interest rate contracts	-	Interest expense	52
Foreign currency exchange contracts	(34)	Miscellaneous income, net	(97)
Total	$1,985		$(1,628)

For the six months ended November 30, 2024:
Commodity contracts	$(758)	Cost of goods sold	$(742)
Interest rate contracts	-	Interest expense	103
Total	$(758)		$(639)

For the six months ended November 30, 2023:
Commodity contracts	$1,608	Cost of goods sold	$(2,252)
Interest rate contracts	-	Loss on extinguishment of debt	(641)
Interest rate contracts	-	Interest expense	83
Foreign currency exchange contracts	(11)	Miscellaneous income, net	(44)
Total	$1,597		$(2,854)

The estimated amount of net gains recognized in AOCI at November 30, 2024, expected to be reclassified into net earnings within the succeeding 12 months is $380 (net of tax of $157). This amount was computed using the fair value of the cash flow hedges at November 30, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Net Investment Hedges

We have designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. Accordingly, the foreign currency effects resulting from the remeasurement of this debt have been deferred in AOCI as an offset to the translation of our net investment in Portugal. A remeasurement gain of $4,329 and $2,494 was deferred in AOCI during the three months and six months ended November 30, 2024. There was no foreign currency gain (loss) recognized in AOCI for the non-derivative instruments designated as net investment hedges in the prior year.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at November 30, 2024:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$982	December 2024 - October 2025
Foreign currency exchange contracts	$64,712	December 2024 - January 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss)
		Recognized in Earnings
		Three Months Ended
	Location of Gain (Loss)	November 30,
	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$398	$571
Foreign currency exchange contracts	Miscellaneous income, net	(489)	-
Total		$(91)	$571

		Gain
		Recognized in Earnings
		Six Months Ended
	Location of Gain	November 30,
	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$371	$1,414
Foreign currency exchange contracts	Miscellaneous income, net	558	-
Total		$929	$1,414

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

•
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3 - Unobservable inputs for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At November 30, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$877	$-	$877
Total assets	$-	$877	$-	$877

Liabilities (1)
Derivative financial instruments	$-	$778	$-	$778
Total liabilities	$-	$778	$-	$778

At May 31, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$920	$-	$920
Total assets	$-	$920	$-	$920

Liabilities (1)
Derivative financial instruments	$-	$1,421	$-	$1,421
Total liabilities	$-	$1,421	$-	$1,421

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

Non-Recurring Fair Value Measurements

At November 30, 2024, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $265,577 and $257,866 at November 30, 2024 and May 31, 2024, respectively. The carrying amount of long-term debt, including current maturities, was $295,721 and $298,133 at November 30, 2024 and May 31, 2024, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. All amounts are presented in millions except common share and per common share amounts.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2024 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. The results of operations contained in this MD&A include all of our operations, including our former steel processing business. Our historical results have been restated to reflect the operations of Worthington Steel as a discontinued operation in periods prior to the December 1, 2023 Separation as discussed in “Note A – Basis of Presentation.” This MD&A is divided into five main sections:

•
Recent Business Developments;
•
Trends and Factors Impacting our Performance;
•
Results of Operations;
•
Liquidity and Capital Resources; and
•
Critical Accounting Estimates.

Recent Business Developments

•
On December 17, 2024, the Board declared a quarterly dividend of $0.17 per common share payable on March 28, 2025, to shareholders of record at the close of business on March 14, 2025.
•
Due to the retirement of our former CEO, effective November 1, 2024, we accelerated the vesting of certain outstanding equity awards, resulting in a charge of $2.7 million reported in restructuring and other expense, net in our consolidated statement of earnings for the three and six months ended November 30, 2024. Refer to “Note D – Restructuring and Other Expense, Net” for additional information.
•
On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price included cash consideration of approximately $101.4 million, with a future earnout opportunity of up to $14.0 million. The results of Ragasco are included within the Building Products operating segment for periods subsequent to the acquisition date. See “Note N – Acquisitions” for additional information.
•
During the six months ended November 30, 2024, we repurchased a total of 350,000 of our common shares for $14.9 million, at an average purchase price of $42.52.

Trends and Factors Impacting our Performance

The following trends and factors have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results.

Key Indicators

We actively monitor publicly available macroeconomic trends that provide insight into the activity in our end markets and raw material pricing trends that provide insight into our cost of goods sold. These trends include, but are not limited to, the ABI, the Dodge Momentum Index, the HMI, hot-rolled and cold-rolled steel prices, retail sales, state and local government spending, interest rate environment and inflation metrics. Selected key indicators are presented below.

	November 30,		Increase/
(Dollars and units in millions)	2024	2023	(Decrease)
U.S. Residential Construction spend (1)(3)	$918,113	$889,691	$28,422
U.S. Non-residential Construction Spend (1)(3)	$1,234,468	$1,200,999	$33,469
Hot-Rolled Steel ($ per ton) (2)	$690	$747	$(57)
Cold-Rolled Steel ($ per ton) (2)	$938	$978	$(40)
Existing Home Sales (units) (1)(3)	4.2	3.9	0.3
Authorized Housing Permits (units) (1)(3)	1.5	1.5	-
U.S. Private Housing Starts (units) (1)(3)	1.3	1.5	(0.2)
U.S. Core CPI (4)	3.30%	4.02%	(0.72%)
HMI	46.0	34.0	12.0
ABI	49.6	45.3	4.3
Dodge Momentum Index	191.5	179.2	12.3
30-Year Fixed mortgage rates (1)	6.81%	7.22%	(0.41%)

——————————————————

(1)
Federal Reserve Bank of St. Louis; figures based on seasonally adjusted annual rates
(2)
Period average of CRU Hot-Rolled Index
(3)
2023 figures based on revised actuals
(4)
U.S. Bureau of Labor Statistics

End Markets and Competition

We offer a wide range of products and services to a diverse customer base across various end markets, primarily in the U.S., including the residential and non-residential construction markets, repair and remodeling, which drive demand for our building products offerings, as well as the tools, outdoor living, and celebrations end markets, which drive demand for our consumer products offerings. Given the range of products and services we provide, our competitors vary by industry, product type, service type, program size, and geography. Competition is primarily based on price, product quality, brand recognition, product innovation, and customer service. Sales to one customer in the Consumer Products operating segment accounted for 12.9% of our consolidated net sales in the second quarter of fiscal 2025.

Residential Construction: The near-term outlook for U.S. residential construction spend remains cautiously optimistic, growing a modest 3.0% year-over-year in November 2024. The year-over-year growth, however, continues to follow the trend of the overall inflationary rate rather than organic growth, as housing starts and authorized permits remain flat indicating that both builders and potential buyers remain cautious in their spending approach. The HMI was up 12 points year-over-year in November 2024 to 46.0, highlighting resilience in this end market, despite persistent macro-economic challenges, including high mortgage rates, elevated home prices, and increasing material and labor costs. Although there are short-term challenges posed by higher interest rates and inflation that have impacted demand and affordability for consumers, we are optimistic that the underlying fundamentals of the U.S. residential housing market remains sound due to favorable demographics and a chronic undersupply of homes and we remain well-positioned to take advantage of these positive long-term trends.

Non-residential Construction: The near-term outlook for U.S. non-residential construction remains mixed. The November 2024 ABI was 49.6, indicating that the share of firms that reported declining billings was essentially equal to the share of firms that reported increasing billings. Despite declining interest rates and softening inflation, firms remain hesitant to start new projects, especially as some developers wait until the full scope of President-elect Trump's legislative agenda comes into better focus. While up year-over-year, the Dodge Momentum Index decreased 2.3% from October 2024 representing a moderate pullback in the number of projects planned. Some of this pullback is attributed to a decline in planned data center projects as well as weaker activity in healthcare, recreational, and religious projects. Despite the recent pullback in activity, there is optimism in market conditions as the planning queue remains strong and potential further rate cuts in calendar year 2025 have the potential to spur additional activity.

Repair and Remodel / Tools: Spending on home improvement has declined year-over-year through November 2024 due to multi-decade lows in existing home sales, driven by elevated interest rates, rising prices and supply constraints. Despite the recent pullback in repair and remodel spend, the October 2024 LIRA Report by the Joint Center for Housing Studies at Harvard University forecasts 1.2 percent of annual growth in home renovation and maintenance expenditures, rising to $477.1 billion through the third quarter of 2025. This projected growth comes as the average 30-year fixed mortgage rate decreased to 6.81% at November 30, 2024, from 7.22% at November 30, 2023, with further rate reductions expected over the medium to long-term as the U.S. Federal Reserve works to balance growth while keeping prices stable. However, it remains uncertain how far rates need to fall to entice home buyers to enter the market or leave their existing, lower fixed-rate mortgages.

Outdoor Living / Celebrations: Spending in the outdoor living and celebrations end markets is predominantly influenced by macroeconomic conditions affecting the general consumer (i.e., consumer spending), which have been adversely impacted by continued economic uncertainty, elevated interest rates, and lower than average housing turnover. However, the recent headwinds created by the combination of higher prices and higher interest rates should abate as prices stabilize and rates fall from their recent peak levels. While inflation has consistently dropped from its peak of 9.1% in June 2022, overall consumer demand continues to be adversely affected by a general moderation in consumer spending on non-essential items, driven by the combination of tighter monetary policy and persistently higher prices – the November 2024 Core CPI increased 3.30% relative to November 2023. We expect our consumers, who are price sensitive, to maintain a cautious posture in the near term as a result.

General Economic and Market Conditions

GDP growth rate trends are generally indicative of the underlying demand trends and, in many cases, pricing for our products. Increasing. GDP growth rates, which are an indication of a strengthening economy, typically drive higher demand for our products. Conversely, declining GDP growth rates usually indicate a weaker economy potentially reducing demand for many of our products. Fluctuations in GDP growth rates can affect conversion costs related to production and SG&A.

The macroeconomic and geopolitical outlook remains complex and evolving. Although the U.S. economy continues to grow at a modest pace, prolonged inflationary pressures have negatively impacted discretionary spending, reducing demand for certain of our products and services. Recent rate cuts by the U.S. Federal Reserve, including 0.50% in September 2024 and an additional 0.25% in November 2024, are expected to alleviate some of this pressure in the near-term by reducing borrowing costs and stimulating spending, particularly in the U.S. residential and non-residential construction end markets. However, the extent and magnitude of future rate cuts will be predicated on price stability and the Federal Reserve’s ability to lower the core CPI, currently at 3.30%, down to its target of 2%. In addition to inflation, consumer spending habits and demand for our products and services are influenced by prevailing global economic conditions, the costs of basic necessities and other goods, employment levels, salaries and wage rates, and prevailing interest rates. Additionally, consumer purchasing patterns are generally affected by consumers’ disposable income, credit availability, and debt levels.

Seasonality

Historically, sales tend to be stronger in the third and fourth quarters of our fiscal year for our Consumer Products businesses when our facilities perform at seasonal peaks, matching consumer demand. Sales in our Building Products businesses are generally stronger in the first and fourth quarters of our fiscal year due to weather conditions, customer business cycles, and the timing of renovation and new construction projects.

Results of Operations

Second Quarter – Fiscal 2025 Compared to Fiscal 2024

The following discussion provides a review of results for the three months ended November 30, 2024 and November 30, 2023:

	Three Months Ended
	November 30,		Increase/
(In millions, except per common share amounts)	2024	2023	(Decrease)
GAAP Financial Measures
Net sales	$274.0	$298.2	$(24.2)
Operating income (loss)	3.5	(14.4)	17.9
Earnings before income taxes	37.1	24.5	12.6
Net earnings from continuing operations	28.3	17.9	10.4
Equity income	34.6	38.7	(4.1)
EPS from continuing operations - diluted	0.56	0.36	0.20

Non-GAAP Financial Measures (1)
Adjusted operating income	$6.1	$2.4	$3.7
Adjusted EBITDA from continuing operations	56.2	55.0	1.2
Adjusted EPS from continuing operations - diluted	0.60	0.57	0.03

——————————————————

(1)
A reconciliation of each of these non-GAAP financial measures to their most comparable GAAP financial measure is provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended			%
	November 30,		Increase/	Increase
(Dollars in millions)	2024	2023	(Decrease)	(Decrease)
Consumer Products	$116.7	$119.4	$(2.7)	(2.3%)
Building Products	157.3	151.3	6.0	4.0%
Total reportable segments	274.0	270.7	3.3	1.2%
Other	-	27.5	(27.5)	N.M.
Consolidated	$274.0	$298.2	$(24.2)	(8.1%)

The following table provides volume by operating segment for the periods presented:

	Three Months Ended			%
	November 30,		Increase/	Increase
(Volume in units)	2024	2023	(Decrease)	(Decrease)
Consumer Products	16,419,957	15,931,049	488,908	3.1%
Building Products	3,328,513	3,346,983	(18,470)	(0.6%)
Total reportable segments	19,748,470	19,278,032	470,438	2.4%
Other	-	114,063	(114,063)	N.M.
Consolidated	19,748,470	19,392,095	356,375	1.8%

•
Consumer Products – Net sales totaled $116.7 million in the second quarter of fiscal 2025, down $2.7 million, or 2.3% from the second quarter of fiscal 2024 primarily due to an unfavorable shift in product mix, partially offset by an increase in volume.
•
Building Products – Net sales totaled $157.3 million in the second quarter of fiscal 2025, up $6.0 million, or 4.0%, over the second quarter of fiscal 2024, primarily driven by contributions from Ragasco, partially offset by lower overall volumes, excluding Ragasco, primarily in our heating and cooking business where our production of gas grill tanks was limited due to ongoing facility modernization efforts.

•
Other - Net sales in the second quarter of fiscal 2024 are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated on May 29, 2024, when we sold a 51% interest in the business. In periods subsequent to the sale transaction, our retained 49% interest is accounted for under the equity method as discussed in “Note C – Investments in Unconsolidated Affiliates.”

Gross Profit

	Three Months Ended
	November 30,	Gross	November 30,	Gross	Increase/
(Dollars in millions)	2024	Margin	2023	Margin	(Decrease)
Gross profit	$74.1	27.0%	$63.3	21.2%	$10.8

•
Gross profit for the second quarter of fiscal 2025 was $74.1 million, an increase of $10.8 million, or 17.1% from the second quarter of fiscal 2024, largely driven by improved spread and higher volume in Consumer Products and contributions from Ragasco in Building Products. Gross profit for the second quarter of fiscal 2024 was negatively impacted by a $3.1 million reserve related to the voluntary recall of Consumer Products’ Balloon Time® Mini helium tank.

SG&A

	Three Months Ended
	November 30,	% of	November 30,	% of	Increase/
(Dollars in millions)	2024	Net Sales	2023	Net Sales	(Decrease)
SG&A	$67.9	24.8%	$70.6	23.7%	$(2.7)

•
SG&A decreased $2.7 million, or 3.8%, from the second quarter of fiscal 2024, primarily driven by the elimination of certain corporate overhead costs that no longer exist post-Separation, but have been presented within net earnings from continuing operations in our consolidated statements of earnings, partially offset by a $2.8 million increase due to the acquisition of Ragasco on June 3, 2024.

Other Operating Items

	Three Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Restructuring and other expense, net	2.6	-	2.6
Separation costs	-	7.1	(7.1)

•
Restructuring and other expense, net in the second quarter of fiscal 2025 was driven primarily by the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO.
•
Separation costs in the prior year quarter reflect direct and incremental costs incurred in connection with the Separation.

Interest Expense, Net

	Three Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Interest expense, net	$1.0	$0.5	$0.5

•
Interest expense, net was up $0.5 million over the second quarter of fiscal 2024, driven primarily by lower interest income.

Equity Income

	Three Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
WAVE (1)	$24.6	$21.4	$3.2
ClarkDietrich (1)	9.7	13.7	(4.0)
Other (2)	0.3	3.5	(3.2)
Equity income	$34.6	$38.6	$(4.0)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of equity earnings of the Workhorse and the Sustainable Energy Solutions joint ventures.

•
Equity income decreased $4.0 million from the second quarter of fiscal 2024 to $34.6 million, on lower contributions from ClarkDietrich and a $2.8 million gain in the second quarter of fiscal 2024 related to the divestiture of the Brazilian operations of Workhorse, partially offset by a $3.2 million increase in equity earnings from WAVE.

Income Taxes

	Three Months Ended
		Annual		Annual
	November 30,	Estimated	November 30,	Estimated	Increase/
(Dollars in millions)	2024	ETR	2023	ETR	(Decrease)
Income tax expense	$9.1	24.1%	$6.6	25.7%	$2.5

•
Income tax expense was $9.1 million in the second quarter of fiscal 2025 compared to $6.6 million in the second quarter of fiscal 2024. The increase was driven by higher pre-tax earnings. Income tax expense in the second quarter of fiscal 2025 reflected an estimated annual ETR of 24.1% compared to 25.7% in the second quarter of fiscal 2024.

Adjusted EBITDA from Continuing Operations

The following table provides a summary of adjusted EBITDA from continuing operations by reportable segment, a non-GAAP financial measure, along with the respective percentage of the total of each reportable segment. See the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q for additional information regarding our use of non-GAAP financial measures. A reconciliation from earnings before income taxes to adjusted EBITDA from continuing operations is provided in “Note M – Segment Operations.”

	Three Months Ended
	November 30,	% of	November 30,	% of	Increase/	% Increase/
(Dollars in millions)	2024	Net Sales	2023	Net Sales	(Decrease)	(Decrease)
Consumer Products	$15.5	13.3%	$12.7	10.6%	$2.8	22.0%
Building Products	47.2	30.0%	45.8	30.3%	1.4	3.1%
Total reportable segments	$62.7	22.9%	$58.5	21.6%	4.2	7.2%
Unallocated Corporate and Other	(6.5)	N.M.	(3.4)	N.M.	(3.1)	8.8%
Consolidated	$56.2	20.5%	$55.1	18.5%	1.1	2.0%

•
Consumer Products – Adjusted EBITDA from continuing operations was $15.5 million in the second quarter of fiscal 2025, an increase of $2.8 million over the second quarter of fiscal 2024, primarily driven by higher gross profit and margin improvement. Adjusted EBITDA in the current quarter includes incremental bad debt expense of $1.9 million related to a customer bankruptcy whereas the second quarter of fiscal 2024 included a $3.1 million reserve related to the recall of our Balloon Time® Mini helium tank initiated in November 2023.

•
Building Products – Adjusted EBITDA from continuing operations increased $1.4 million from the second quarter of fiscal 2024 as contributions from Ragasco and a favorable product mix, particularly in our heating and cooking business, where volume in our higher margin large format propane tank offering increased, was partially offset by lower volumes, excluding Ragasco. Equity income was down less than $1.0 million as lower earnings from ClarkDietrich more than offset the strong performance at WAVE.
•
Unallocated Corporate and Other – Adjusted EBITDA from continuing operations was down $3.1 million from the second quarter of fiscal 2024, primarily due to lower contributions of equity income driven by a $2.8 million gain in the second quarter of fiscal 2024 related to the divestiture of the Brazilian operations of Workhorse.

Six Months Year-to-Date - Fiscal 2025 Compared to Fiscal 2024

The following discussion provides a review of results for the six months ended November 30, 2024 and November 30, 2023:

	Six Months Ended
	November 30,		Increase/
(In millions, except per common share amounts)	2024	2023	(Decrease)
GAAP Financial Measures
Net sales	$531.4	$610.1	$(78.7)
Operating loss	(1.2)	(21.7)	20.5
Earnings before income taxes	67.9	60.3	7.6
Net earnings from continuing operations	52.5	44.8	7.7
Equity income	70.0	84.1	(14.1)
EPS from continuing operations - diluted	1.04	0.89	0.15

Non-GAAP Financial Measures (1)
Adjusted operating income	$2.6	$7.1	$(4.5)
Adjusted EBITDA from continuing operations	104.6	121.0	(16.4)
Adjusted EPS from continuing operations - diluted	1.10	1.31	(0.21)

——————————————————

(1)
A reconciliation of each of these non-GAAP financial measures to their most comparable GAAP financial measure is provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Six Months Ended			%
	November 30,		Increase/	Increase
(Dollars in millions)	2024	2023	(Decrease)	(Decrease)
Consumer Products	$234.3	$236.7	$(2.4)	(1.0%)
Building Products	297.0	317.2	(20.2)	(6.4%)
Total reportable segments	531.3	553.9	(22.6)	(4.1%)
Other	-	56.2	(56.2)	N.M.
Consolidated	$531.3	$610.1	$(78.8)	(12.9%)

The following table provides volume by operating segment for the periods presented:

	Six Months Ended			%
	November 30,		Increase/	Increase
(Volume in units)	2024	2023	(Decrease)	(Decrease)
Consumer Products	32,590,513	31,962,632	627,881	2.0%
Building Products	6,422,630	7,155,803	(733,173)	(10.2%)
Total reportable segments	39,013,143	39,118,435	(105,292)	(0.3%)
Other	-	220,369	(220,369)	N.M.
Consolidated	39,013,143	39,338,804	(325,661)	(0.8%)

•
Consumer Products – Net sales totaled $234.3 million in the current year period, down slightly from the prior year period as unfavorable mix more than offset the impact of higher overall volume.
•
Building Products – Net sales totaled $297.0 million in the current year period, down $20.2 million, or 6.4%, from the prior year period, as contributions from Ragasco were more than offset by the combined impact of lower volume and an unfavorable product mix.
•
Other - Net sales in the prior year period are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated on May 29, 2024, when we sold a 51% interest in the business. In periods subsequent to the sales transaction, our 49% retained interest is accounted for under the equity method as discussed in “Note C – Investments in Unconsolidated Affiliates.”

Gross Profit

	Six Months Ended
	November 30,	Gross	November 30,	Gross	Increase/
(Dollars in millions)	2024	Margin	2023	Margin	(Decrease)
Gross profit	$136.6	25.7%	$132.9	21.8%	$3.7

•
Gross profit was $136.6 million for the current year period, an increase of $3.7 million, or 2.8%, over the prior year period, primarily due to improvements within Consumer Products, up $10.9 million, on the combined impact of higher volume and improvement in gross margin due, in part, to a $3.1 million reserve related to the voluntary recall of our Balloon Time® Mini helium tank in the prior year quarter, partially offset by lower contributions from Building Products, down $6.5 million on lower volume.

SG&A

	Six Months Ended
	November 30,	% of	November 30,	% of	Increase/
(Dollars in millions)	2024	Net Sales	2023	Net Sales	(Decrease)
SG&A	$134.0	25.2%	$145.1	23.8%	$(11.1)

•
SG&A decreased $11.1 million, or 7.6%, from the prior year period, largely driven by the elimination of certain corporate overhead costs that no longer exist post-Separation, but have been presented within net earnings from continuing operations in our consolidated statements of earnings, partially offset by a $5.4 million increase due to the acquisition of Ragasco on June 3, 2024.

Other Operating Items

	Six Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Restructuring and other expense, net	3.8	-	3.8
Separation costs	-	9.5	(9.5)

•
Restructuring activity in the current year period was driven by $2.7 million of non-cash stock-based compensation expense related to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO and a $1.1 million true-up of the loss on deconsolidation of our former Sustainable Energy Solutions operating segment.

•
Separation costs in the prior year quarter reflect direct and incremental costs incurred in connection with the Separation.

Loss on Extinguishment of Debt

	Six Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Loss on extinguishment of debt	$-	$1.5	$(1.5)

•
Loss on extinguishment of debt of $1.5 million resulted from the July 28, 2023 early redemption of the 2026 Notes and consisted primarily of unamortized debt issuance costs and the remaining loss deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Interest Expense, Net

	Six Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
Interest expense, net	$1.5	$1.5	$-

•
Interest expense, net of $1.5 million was flat compared to the prior year period as lower interest income was largely offset by lower average debt levels.

Equity Income

	Six Months Ended
	November 30,		Increase/
(Dollars in millions)	2024	2023	(Decrease)
WAVE (1)	$52.5	$49.7	$2.8
ClarkDietrich (1)	18.5	30.5	(12.0)
Other (2)	(0.9)	3.9	(4.8)
Equity income	$70.1	$84.1	$(14.0)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of equity earnings of the Workhorse and the Sustainable Energy Solutions joint ventures.

•
Equity income was down $14.0 million from the prior year period, driven by lower contributions from ClarkDietrich, which was down $12.0 million, as declining steel prices compressed margins, and lower contributions from Workhorse, which benefited from a $2.8 million gain in the prior year period related to the divestiture of its Brazilian operations.

Income Taxes

	Six Months Ended
		Annual		Annual
	November 30,	Estimated	November 30,	Estimated	Increase/
(Dollars in millions)	2024	ETR	2023	ETR	(Decrease)
Income tax expense	$15.9	24.1%	$15.6	25.7%	$0.3

•
Income tax expense was $15.9 million in the current year period compared to $15.6 million in the prior year period. The increase was primarily driven by higher pre-tax earnings. Income tax expense in the current year period reflected an estimated annual ETR of 24.1% compared to 25.7% in the prior year period.

Adjusted EBITDA from Continuing Operations

The following table provides a summary of adjusted EBITDA from continuing operations by reportable segment, a non-GAAP financial measure, along with the respective percentage of the total of each reportable segment. See the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q for additional information regarding our use of non-GAAP financial measures. A reconciliation from earnings before income taxes to adjusted EBITDA from continuing operations is provided in “Note M – Segment Operations.”

	Six Months Ended
	November 30,	% of	November 30,	% of	Increase/	% Increase/
(Dollars in millions)	2024	Net Sales	2023	Net Sales	(Decrease)	(Decrease)
Consumer Products	$33.3	14.2%	$26.9	11.4%	$6.4	23.8%
Building Products	86.9	29.3%	105.4	33.2%	(18.5)	(17.6%)
Total reportable segments	$120.2	22.6%	$132.3	23.9%	(12.1)	(9.1%)
Unallocated Corporate and Other	(15.6)	N.M.	(11.4)	N.M.	(4.2)	(36.8%)
Consolidated	$104.6	19.7%	$120.9	19.8%	(16.3)	(13.5%)

•
Consumer Products – Adjusted EBITDA from continuing operations was $33.3 million in the current year period, an increase of $6.4 million over the prior year period, primarily due to the impact of higher volume and improved spread in gross margin. Adjusted EBITDA in the prior year period was negatively impacted by a $3.1 million reserve related to the recall of our Balloon Time® Mini helium tank.
•
Building Products – Adjusted EBITDA from continuing operations decreased $18.5 million from the prior year period, on lower volume, particularly in our gas grill tanks, and lower contributions from ClarkDietrich. Adjusted EBITDA from continuing operations in the current year period included $1.9 million of incremental expense related to the Ragasco acquisition resulting primarily from the step up of inventory to fair value.
•
Unallocated Corporate and Other – Adjusted EBITDA from continuing operations was down $4.2 million from the prior year period, driven by lower equity earnings from Workhorse, which benefited from a $2.8 million gain related to the divestiture of its Brazilian operations in the prior year period, and higher SG&A, partially offset by lower losses due to the deconsolidation of our former Sustainable Energy Solutions operating segment in May 2024.

Liquidity and Capital Resources

During the six months ended November 30, 2024, we generated $90.2 million of cash from operating activities, invested $24.8 million in property, plant and equipment, spent $88.2 million to acquire Ragasco, and received $11.4 million for the sale of 51% of our former Sustainable Energy Solutions operating segment. Additionally, we paid $14.9 million to repurchase 350,000 common shares and paid dividends of $17.1 million on the common shares during the six months ended November 30, 2024.

The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended
	November 30,
(In millions)	2024	2023
Net cash provided by operating activities	$90.2	$194.7
Net cash used by investing activities	(101.6)	(97.8)
Net cash used by financing activities	(39.0)	(120.9)
Decrease in cash and cash equivalents	(50.4)	(24.0)
Cash and cash equivalents at beginning of period	244.2	454.9
Cash and cash equivalents at end of period	$193.8	$430.9

——————————————————

Activity related to our discontinued operations has not been segregated in our consolidated statements of cash flows. See “Note B – Discontinued Operations” for a summarization of significant non-cash items related to discontinued operations.

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available to be drawn as of November 30, 2024.

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

Net cash provided by operating activities was $90.2 million during the six months ended November 30, 2024, down from $194.7 million from the prior year period. The decrease was primarily due to lower net earnings in the current year period driven by the Separation and a $26.2 million decrease in dividends from unconsolidated joint ventures.

Investing Activities

Net cash used by investing activities was $101.6 million during the six months ended November 30, 2024 compared to $97.8 million from the prior year period. Net cash used by investing activities during the six months ended November 30, 2024 was driven primarily by the acquisition of Ragasco and capital expenditures partially offset by proceeds from the sale of 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment on May 29, 2024.

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

Financing Activities

Net cash used by financing activities was $39.0 million during the six months ended November 30, 2024, compared to $120.9 million in the prior year period. During the six months ended November 30, 2024, we paid $14.9 million to repurchase 350,000 common shares and paid dividends of $17.1 million on the common shares. During the six months ended November 30, 2023, we received $172.2 million in net proceeds of short-term borrowings and repaid $243.8 million of long-term debt associated with the redemption of the 2026 Notes.

Common shares – On December 24, 2024, the Board declared a quarterly dividend of $0.17 per common share payable on March 28, 2025, to shareholders of record at the close of business on March 14, 2025. During the second quarter of fiscal 2024, we declared dividends totaling $0.32 per common share under our pre-Separation capital structure.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. As of November 30, 2024, 5,715,000 common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of November 30, 2024, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at November 30, 2024, leaving the full borrowing capacity of $500.0 million available for future use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related disclosure, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to use judgment and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. We believe that our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates. Our critical accounting policies have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2024 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, Worthington Enterprises’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the six months ended November 30, 2024 that were not registered under the Securities Act of 1933, as amended.

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

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of	Average Price	Shares Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
September 1-30, 2024	53,528	$42.74	-	6,035,000
October 1-31, 2024	203,526	40.39	200,000	5,915,000
November 1-30, 2024	45,005	38.82	-	5,715,000
Total	302,059	$40.65	200,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). A total of 4,285,000 common shares have been repurchased since the latest authorization, leaving 5,715,000 common shares available for repurchase under these authorizations at November 30, 2024, and such authorizations are not subject to a fixed expiration date. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended November 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/05/2023

3.1	Amended Articles of Incorporation of Worthington Enterprises, Inc. [This document represents the articles of incorporation of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3.1	01/09/2024

3.2	Code of Regulations of Worthington Enterprises, Inc. [This document represents the code of regulations of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3(b)	10/16/2000

10.1	Letter Agreement between Worthington Enterprises, Inc. and B. Andrew Rose†	8-K	10.1	10/08/2024

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Executive Officer)*

31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Financial Officer)*

32.1	Section 1350 Certification of Principal Executive Officer**

32.2	Section 1350 Certification of Principal Financial Officer**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2024 and May 31, 2024; (ii) Consolidated Statements of Earnings for the six months ended November 30, 2024 and November 30, 2023; (iii) Consolidated Statements of Comprehensive Income for the six months ended November 30, 2024 and November 30, 2023; (iv) Consolidated Statements of Cash Flows for the six months ended November 30, 2024 and November 30, 2023 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: January 10, 2025	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)