Form 10-Q
period 2025-02-28
WORTHINGTON ENTERPRISES, INC.
filed 2025-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 4, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 49,917,226.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billing Index
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
CPI	U.S. Core Consumer Price Index
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
Current year period	The nine months ended February 28, 2025
Current year quarter	The three months ended February 28, 2025
Distribution

The pro-rata distribution of all outstanding shares of Worthington Steel whereby each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one common share of Worthington Enterprises held as of the Record Date.

DMI	Dodge Momentum Index
EBIT	Earnings before interest and taxes
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2024	Our fiscal year ended May 31, 2024
third quarter of fiscal 2025	Our fiscal quarter ended February 28, 2025
third quarter of fiscal 2024	Our fiscal quarter ended February 29, 2024
GAAP	U.S. generally accepted accounting principles
GDP	U.S. gross domestic product
Halo	WH Products, LLC
Hexagon	Hexagon Composites ASA
HMI	National Association of Home Builders/Wells Fargo Housing Market Index
LIRA	Leading Indicator of Remodeling Activity
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
Prior year period	The nine months ended February 29, 2024
Prior year quarter	The three months ended February 29, 2024
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Ragasco AS
SEC	Securities and Exchange Commission
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2024 Form 10-K	Our Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on July 30, 2024
2024 Notes

The senior unsecured notes that we issued on August 10, 2012, in the principal amount of $150,000,000, which bore interest at a rate of 4.60%, were scheduled to mature on August 10, 2024, and were paid in full on December 6, 2023.

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

Adjusted diluted EPS from continuing operations is defined as adjusted net earnings from continuing operations divided by diluted weighted-average shares outstanding for the applicable period.

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

EXCLUSIONS FROM NON-GAAP FINANCIAL MEASURES

Management believes it is useful to exclude the following items from its non-GAAP financial measures for its own and investors’ assessment of the business for the reasons identified below. Additionally, management may exclude other items from non-GAAP financial measures that do not occur in the ordinary course of our ongoing business operations and note them in the reconciliation from net earnings before from continuing operations to the non-GAAP financial measure adjusted EBITDA from continuing operations.

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which we believe facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring and other expense, net consists of established programs that are intended to fundamentally change our operations, and as such are excluded from our non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other nonrecurring items included in operating income but incremental to our normal business activities. These items are excluded because they are not part of the ongoing operations of our underlying business.
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
•
Pension settlement charges are excluded due to their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance. These transactions typically result from the transfer of all or a portion of the total projected benefit obligation to third-party insurance companies.

•
One-time tax effects of Separation are charges to income tax expense primarily related to non-deductible transaction costs. They are excluded because they are one-time in nature and not expected to occur in periods following the Separation.
•
Gain on sale of assets in equity income is excluded because it does not occur in the normal course of business and is inherently unpredictable in timing and amount.

Consolidated Results – Selected Non-GAAP Adjusted Results

	Three Months Ended February 28, 2025
		Earnings		Net Earnings	Diluted
		Before	Income	from	EPS -	Effective
	Operating	Income	Tax	Continuing	Continuing	Tax
	Income	Taxes	Expense	Operations (1)	Operations (1)	Rate (1)
GAAP	$20,868	$52,579	$13,240	$39,663	$0.79	25.0%
Restructuring and other expense, net	5,374	5,374	295	5,669	0.12
Non-GAAP	$26,242	$57,953	$12,945	$45,332	$0.91	22.2%

	Three Months Ended February 29, 2024
		Earnings		Net Earnings	Diluted
		Before	Income	from	EPS -	Effective
	Operating	Income	Tax	Continuing	Continuing	Tax
	Income	Taxes	Expense	Operations	Operations	Rate
GAAP	$4,281	$40,471	$18,471	$22,000	$0.44	45.6%
Restructuring and other expense, net	698	698	(166)	532	0.01
Separation costs	2,999	2,999	(712)	2,287	0.05
Pension settlement charge	-	8,103	(1,929)	6,174	0.12
One-time tax effects of Separation	-	-	9,197	9,197	0.18
Non-GAAP	$7,978	$52,271	$12,081	$40,190	$0.80	23.1%

	Nine Months Ended February 28, 2025
		Earnings		Net Earnings	Diluted
		Before	Income	from	EPS -	Effective
	Operating	Income	Tax	Continuing	Continuing	Tax
	Income	Taxes	Expense	Operations (1)	Operations (1)	Rate (1)
GAAP	$19,690	$120,478	$29,122	$92,176	$1.84	24.0%
Restructuring and other expense, net	9,152	9,152	(633)	8,519	0.17
Non-GAAP	$28,842	$129,630	$29,755	$100,695	$2.01	22.8%

	Nine Months Ended February 29, 2024
		Earnings		Net Earnings	Diluted
	Operating	Before	Income	from	EPS -	Effective
	Income	Income	Tax	Continuing	Continuing	Tax
	(Loss)	Taxes	Expense	Operations	Operations	Rate
GAAP	$(17,411)	$100,804	$34,041	$66,763	1.33	33.8%
Corporate costs eliminated at Separation	19,343	19,343	(4,606)	14,737	0.30
Restructuring and other expense, net	704	704	(168)	536	0.01
Separation costs	12,465	12,465	(2,968)	9,497	0.19
Pension settlement charge	-	8,103	(1,929)	6,174	0.12
Loss on extinguishment of debt	-	1,534	(365)	1,169	0.02
Gain on sale of assets in equity income	-	(2,780)	662	(2,118)	(0.04)
One-time tax effects of Separation	-	-	9,197	9,197	0.18
Non-GAAP	$15,101	$140,173	$34,218	$105,955	$2.11	24.4%

(1)
Excludes the impact of noncontrolling interest.

Consolidated Results - Adjusted EBITDA from Continuing Operations

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net earnings from continuing operations (GAAP)	$39,339	$22,000	$91,356	$66,763
Plus: net loss attributable to noncontrolling interest	324	-	820	-
Net earnings from continuing operations attributable to controlling interest	39,663	22,000	92,176	66,763
Interest expense, net	628	50	2,150	1,596
Income tax expense	13,240	18,471	29,122	34,041
EBIT (1)	53,531	40,521	123,448	102,400
Corporate costs eliminated at Separation	-	-	-	19,343
Restructuring and other expense, net (2)	5,374	698	9,152	704
Separation costs	-	2,999	-	12,465
Pension settlement charge	-	8,103	-	8,103
Loss on extinguishment of debt	-	-	-	1,534
Gain on sale of assets in equity income	-	-	-	(2,780)
Adjusted EBIT (1)	58,905	52,321	132,600	141,769
Depreciation and amortization	11,950	11,949	35,707	36,238
Stock-based compensation (3)	2,924	2,601	10,122	9,822
Adjusted EBITDA from continuing operations (non-GAAP)	$73,779	$66,871	$178,429	$187,829

Net earnings from continuing operations margin (GAAP)	12.9%	6.9%	10.9%	7.2%
Adjusted EBITDA from continuing operations margin (non-GAAP)	24.2%	21.1%	21.3%	20.3%

(1)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of net earnings from continuing operations to adjusted EBITDA from continuing operations, which is a non-GAAP financial measure used by management.
(2)
The three and nine months ended February 28, 2025, includes $4,536 of expense related to an increase in the fair value of the contingent liability associated with the Ragasco earnout arrangement.
(3)
Excludes $2,665 of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings for the nine months ended February 28, 2025 due to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO effective November 1, 2024.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 28,	May 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	222,844	$244,225
Receivables, less allowances of $3,651 and $343, respectively	202,848	199,798
Inventories:
Raw materials	78,186	66,040
Work in process	10,025	11,668
Finished products	77,124	86,907
Total inventories	165,335	164,615
Income taxes receivable	3,543	17,319
Prepaid expenses and other current assets	39,394	47,936
Total current assets	633,964	673,893
Investments in unconsolidated affiliates	131,800	144,863
Operating lease assets	21,757	18,667
Goodwill	368,047	331,595
Other intangible assets, net of accumulated amortization of $92,675 and $83,242, respectively	239,852	221,071
Other assets	23,779	21,342
Property, plant and equipment:
Land	8,613	8,657
Buildings and improvements	130,230	123,478
Machinery and equipment	363,762	321,836
Construction in progress	31,048	24,504
Total property, plant and equipment	533,653	478,475
Less: accumulated depreciation	270,848	251,269
Total property, plant and equipment, net	262,805	227,206
Total assets	$1,682,004	$1,638,637

Liabilities and equity
Current liabilities:
Accounts payable	$83,905	$91,605
Accrued compensation, contributions to employee benefit plans and related taxes	37,329	41,974
Dividends payable	9,102	9,038
Other accrued items	41,578	29,061
Current operating lease liabilities	5,644	6,228
Income taxes payable	2,830	470
Total current liabilities	180,388	178,376
Other liabilities	59,301	62,243
Distributions in excess of investment in unconsolidated affiliate	110,402	111,905
Long-term debt	293,921	298,133
Noncurrent operating lease liabilities	16,595	12,818
Deferred income taxes, net	82,876	84,150
Total liabilities	743,483	747,625
Shareholders’ equity - controlling interest	937,208	888,879
Noncontrolling interests	1,313	2,133
Total equity	938,521	891,012
Total liabilities and equity	$1,682,004	$1,638,637

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net sales	$304,524	$316,755	$835,878	$926,902
Cost of goods sold	215,277	243,643	610,077	720,882
Gross profit	89,247	73,112	225,801	206,020
Selling, general and administrative expense	63,005	65,134	196,959	210,262
Restructuring and other expense, net	5,374	698	9,152	704
Separation costs	-	2,999	-	12,465
Operating income (loss)	20,868	4,281	19,690	(17,411)
Other income (expense):
Miscellaneous income (expense), net	258	(6,995)	809	(5,983)
Loss on extinguishment of debt	-	-	-	(1,534)
Interest expense, net	(628)	(50)	(2,150)	(1,596)
Equity in net income of unconsolidated affiliates	32,081	43,235	102,129	127,328
Earnings before income taxes	52,579	40,471	120,478	100,804
Income tax expense	13,240	18,471	29,122	34,041
Net earnings from continuing operations	39,339	22,000	91,356	66,763
Net earnings from discontinued operations	-	-	-	83,106
Net earnings	39,339	22,000	91,356	149,869
Net earnings (loss) attributable to noncontrolling interests	(324)	-	(820)	7,460
Net earnings attributable to controlling interest	$39,663	$22,000	$92,176	$142,409

Amounts attributable to controlling interest:
Net earnings from continuing operations	$39,663	$22,000	$92,176	$66,763
Net earnings from discontinued operations	-	-	-	75,646
Net earnings attributable to controlling interest	$39,663	$22,000	$92,176	$142,409

Earnings per share - basic:
Continuing operations	$0.80	$0.45	$1.86	$1.36
Discontinued operations	-	-	-	1.54
Consolidated	$0.80	$0.45	$1.86	$2.90

Earnings per share - diluted:
Continuing operations	$0.79	$0.44	$1.84	$1.33
Discontinued operations	-	-	-	1.50
Consolidated	$0.79	$0.44	$1.84	$2.83

Weighted average common shares outstanding - basic	49,377	49,315	49,443	49,113
Weighted average common shares outstanding - diluted	49,981	50,417	50,171	50,271

Cash dividends declared per common share	$0.17	$0.16	$0.51	$0.80

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net earnings	$39,339	$22,000	$91,356	$149,869
Other comprehensive income (loss), net of tax
Foreign currency translation	(2,704)	(700)	(5,439)	1,643
Pension liability adjustment	161	6,805	167	6,802
Cash flow hedges	548	218	441	6,916
Other comprehensive income (loss), net of tax	(1,995)	6,323	(4,831)	15,361
Comprehensive income	37,344	28,323	86,525	165,230
Comprehensive income (loss) attributable to noncontrolling interests	(324)	-	(820)	7,460
Comprehensive income attributable to controlling interest	$37,668	$28,323	$87,345	$157,770

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Operating activities:
Net earnings	$39,339	$22,000	$91,356	$149,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,950	11,949	35,707	68,281
Impairment of long-lived assets	-	-	-	1,401
Provision for (benefit from) deferred income taxes	(8,016)	4,329	(10,871)	843
Loss on extinguishment of debt	-	-	-	1,534
Bad debt expense (income)	1,128	24	3,189	(430)
Equity in net income of unconsolidated affiliates, net of distributions	3,089	(2,926)	10,810	3,169
Net gain on sale of assets	(21)	(14)	(547)	(348)
Stock-based compensation	2,924	2,602	12,787	13,294
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(18,553)	(18,124)	(9,023)	49,737
Inventories	14,128	16,176	15,558	54,999
Accounts payable	46	15,561	(12,600)	(59,534)
Accrued compensation and employee benefits	8,838	7,190	(4,628)	(2,030)
Other operating items, net	2,279	(8,646)	15,592	(35,979)
Net cash provided by operating activities	57,131	50,121	147,330	244,806

Investing activities:
Investment in property, plant and equipment	(12,704)	(10,017)	(37,494)	(72,191)
Acquisitions, net of cash acquired	-	(8,707)	(88,156)	(29,721)
Proceeds from sale of assets, net of selling costs	59	35	13,444	837
Investment in non-marketable equity securities	(833)	(75)	(2,873)	(1,614)
Investment in note receivable	-	100	-	(14,900)
Excess distributions from unconsolidated affiliate	-	-	-	1,085
Net cash used by investing activities	(13,478)	(18,664)	(115,079)	(116,504)

Financing activities:
Dividends paid	(8,422)	(15,849)	(25,507)	(48,907)
Repurchase of common shares	(6,170)	-	(21,052)	-
Proceeds from issuance of common shares, net of tax withholdings	(22)	(1,023)	(7,073)	(15,360)
Net proceeds from short-term borrowings (1)	-	-	-	172,187
Distribution to Worthington Steel at Separation	-	(218,048)	-	(218,048)
Principal payments on long-term obligations	-	(150,133)	-	(393,890)
Dividend from Worthington Steel at Separation	-	150,000	-	150,000
Payments to noncontrolling interests	-	-	-	(1,920)
Net cash used by financing activities	(14,614)	(235,053)	(53,632)	(355,938)

Increase (decrease) in cash and cash equivalents	29,039	(203,596)	(21,381)	(227,636)
Cash and cash equivalents at beginning of period	193,805	430,906	244,225	454,946
Cash and cash equivalents at end of period (2)	$222,844	$227,310	$222,844	$227,310

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

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the third quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2024 Form 10-K.

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

In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, including a Trademark License Agreement, both a short and long-term Transition Services Agreement, and a Steel Supply and Services Agreement. Transactions governed by these agreements are considered to be related party transactions.

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement totaled $27,536 and $78,991 for the three and nine months ended February 28, 2025, respectively, and $20,274 for the three and nine months ended February 29, 2024. Accounts payable related to these purchases were $6,371 and $9,637 as of February 28, 2025 and May 31, 2024, respectively.

Activity under all other agreements between us and Worthington Steel related to the Separation was immaterial for the periods presented.

Revenue Recognition

We recognize all revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery.

Receivables

We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay us. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. Our allowance for doubtful accounts increased from $343 at May 31, 2024, to $3,651 at February 28, 2025, primarily due to bankruptcy filings by two of our Consumer Products customers.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

Note B – Discontinued Operations

The following table summarizes the financial results from the discontinued operations of Worthington Steel for the nine months ended February 29, 2024. There were no discontinued operations for the three months ended February 29, 2024.

Net sales	$1,670,027
Cost of goods sold	1,481,731
Gross profit	188,296
Selling, general and administrative expense	74,908
Impairment of long-lived assets	1,401
Separation costs	18,521
Operating income	93,466
Other income (expense):
Miscellaneous income, net	1,016
Interest expense, net	(3,706)
Equity in net income of unconsolidated affiliate	12,735
Earnings before income taxes	103,511
Income tax expense	20,405
Net earnings	83,106
Net earnings attributable to noncontrolling interest	7,460
Net earnings attributable to controlling interest	$75,646

As permitted under GAAP, the cash flows of Worthington Steel have not been segregated in our consolidated statements of cash flows in the periods prior to the Separation. Accordingly, our consolidated statements of cash flows in periods prior to the Separation do not agree to the respective balance sheet changes, which reflect the reclassification of Worthington Steel as a discontinued operation.

The following table summarizes significant non-cash operating items and capital expenditures of discontinued operations included in the consolidated statement of cash flows for the nine months ended February 29, 2024. There were no discontinued operations for the three months ended February 29, 2024.

Significant non-cash operating items:
Depreciation and amortization	$32,043
Impairment of long-lived assets	1,401
Equity in income of unconsolidated affiliate, net of distributions	(12,734)
Stock-based compensation	3,472
Significant investing activities:
Investment in property, plant and equipment	(33,457)
Acquisitions, net of cash acquired	(21,013)
Significant financing activities:
Net proceeds from short-term borrowings	172,187

Note C – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At February 28, 2025, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); Sustainable Energy Solutions (49%); WAVE (50%); and Workhorse (20%).

We received distributions from unconsolidated affiliates totaling $112,939 during the nine months ended February 28, 2025. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $110,402 and $111,905 at February 28, 2025 and May 31, 2024, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

We use the cumulative earnings approach to determine the cash flow presentation of distributions from our unconsolidated joint ventures. Distributions received are included in our consolidated statements of cash flows as operating activities unless the cumulative distributions exceed our share of the cumulative equity in the net earnings of the joint venture. In such cases, the excess distributions are considered returns of investment and are classified as investing activities in our consolidated statements of cash flows. No distributions exceeded our share in any of our unconsolidated joint ventures during the third quarter of fiscal 2025.

The following table presents condensed financial information for our unconsolidated affiliates for the three and nine months ended February 28, 2025 and February 29, 2024.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
WAVE
Net sales	$118,357	$117,248	$358,889	$353,034
Operating income	54,681	55,998	168,111	164,140
Depreciation and amortization	1,436	853	3,797	3,456
Interest expense, net	4,032	4,228	12,676	12,953
Income tax expense	70	52	267	179
Net earnings	50,531	51,706	155,736	151,202

ClarkDietrich
Net sales	$271,184	$316,269	$863,486	$985,302
Operating income	36,942	70,167	108,521	190,949
Depreciation and amortization	3,997	3,978	11,804	11,266
Interest expense (income), net	6	151	(100)	168
Income tax expense	312	489	898	977
Net earnings	37,944	71,164	111,840	193,069

Other (1)
Net sales	$70,258	$64,421	$246,087	$241,656
Operating income (loss)	(8,129)	212	(7,945)	21,693
Depreciation and amortization	1,972	2,105	7,535	7,015
Interest expense, net	243	564	992	2,099
Income tax expense (benefit)	(24)	8	147	744
Net earnings (loss)	(8,432)	(2,888)	(7,665)	16,477

——————————————————

(1)
Includes the summarized financial information of the Sustainable Energy Solutions joint venture and Workhorse.

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the nine months ended February 28, 2025, is summarized below:

	Balance at			Balance at
	May 31, 2024	Expense	Payments	February 28, 2025
Early retirement and severance	$188	$1,407	$(1,193)	$402
Other restructuring charges	-	449	(449)	-
	$188	1,856	$(1,642)	$402
Net loss on sale of assets		95
Stock-based compensation (1)		2,665
Change in fair value of Ragasco earnout (2)		4,536
Restructuring and other expense, net		$9,152

(1)
Reflects non-cash stock-based compensation expense related to the accelerated vesting of certain outstanding equity awards held by our former CEO upon his retirement, effective November 1, 2024.
(2)
Reflects the change in fair value of the contingent liability associated with the Ragasco earnout arrangement covering the 12-month period ended December 31, 2024. See “Note N – Acquisitions” for additional information.

The total liability associated with our restructuring activities as of February 28, 2025 is expected to be paid in the next 12 months.

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

At February 28, 2025, we also had in place $9,500 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at February 28, 2025.

Note G – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the adjusted daily simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at February 28, 2025 or May 31, 2024, leaving $500,000 available for use.

Note H – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28,			February 29,
	2025			2024
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(1,519)	$(1,185)	$(2,704)	$(615)	$(85)	$(700)
Pension liability adjustment	7	154	161	8,927	(2,122)	6,805
Cash flow hedges	694	(146)	548	564	(346)	218
Other comprehensive income (loss)	$(818)	$(1,177)	$(1,995)	$8,876	$(2,553)	$6,323

	Nine Months Ended
	February 28,			February 29,
	2025			2024
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(4,433)	$(1,006)	$(5,439)	$1,555	$88	$1,643
Pension liability adjustment	16	151	167	8,927	(2,125)	6,802
Cash flow hedges	575	(134)	441	9,140	(2,224)	6,916
Other comprehensive income (loss)	$(3,842)	$(989)	$(4,831)	$19,622	$(4,261)	$15,361

Note I – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Repurchases and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241
Net earnings (loss)	-	-	28,260	28,260	(251)	28,009
Other comprehensive loss	-	(3,320)	-	(3,320)	-	(3,320)
Common shares issued, net of withholding tax	(3,893)	-	-	(3,893)	-	(3,893)
Common shares in non-qualified plans	56	-	-	56	-	56
Stock-based compensation	5,539	-	-	5,539	-	5,539
Repurchases and retirement of common shares	(1,212)	-	(6,867)	(8,079)	-	(8,079)
Cash dividends declared	-	-	(8,595)	(8,595)	-	(8,595)
Balance at November 30, 2024	$301,729	$(2,382)	$611,974	$911,321	$1,637	$912,958
Net earnings (loss)	-	-	39,663	39,663	(324)	39,339
Other comprehensive loss	-	(1,995)	-	(1,995)	-	(1,995)
Common shares issued, net of withholding tax	(22)	-	-	(22)	-	(22)
Common shares in non-qualified plans	33	-	-	33	-	33
Stock-based compensation	2,890	-	-	2,890	-	2,890
Repurchases and retirement of common shares	(920)	-	(5,250)	(6,170)	-	(6,170)
Cash dividends declared	-	-	(8,512)	(8,512)	-	(8,512)
Balance at February 28, 2025	$303,710	$(4,377)	$637,875	$937,208	$1,313	$938,521

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2023	$290,799	$(23,179)	$1,428,391	1,696,011	$125,617	$1,821,628
Net earnings	-	-	96,106	96,106	3,597	99,703
Other comprehensive loss	-	(5,408)	-	(5,408)	-	(5,408)
Common shares issued, net of withholding tax	(5,130)	-	-	(5,130)	-	(5,130)
Common shares in non-qualified plans	130	-	-	130	-	130
Stock-based compensation	8,995	-	-	8,995	-	8,995
Cash dividends declared	-	-	(16,081)	(16,081)	-	(16,081)
Dividends to noncontrolling interests	-	-	-	-	(1,921)	(1,921)
Balance at August 31, 2023	$294,794	$(28,587)	$1,508,416	$1,774,623	$127,293	$1,901,916
Net earnings	-	-	24,302	24,302	3,865	28,167
Other comprehensive income	-	14,446	-	14,446	-	14,446
Common shares issued, net of withholding tax	(9,207)	-	-	(9,207)	-	(9,207)
Common shares in non-qualified plans	195	-	-	195	-	195
Stock-based compensation	4,511	-	-	4,511	-	4,511
Cash dividends declared	-	-	(16,061)	(16,061)	-	(16,061)
Balance at November 30, 2023	$290,293	$(14,141)	$1,516,657	$1,792,809	$131,158	$1,923,967
Net earnings	-	-	22,000	22,000	-	22,000
Other comprehensive income	-	6,323	-	6,323	-	6,323
Common shares issued, net of withholding tax	(1,023)	-	-	(1,023)	-	(1,023)
Common shares in non-qualified plans	53	-	-	53	-	53
Stock-based compensation	2,071	-	-	2,071	-	2,071
Acquisition of Halo	-	-	-	-	2,346	2,346
Separation of Worthington Steel	-	(717)	(901,370)	(902,087)	(131,158)	(1,033,245)
Cash dividends declared	-	-	(8,050)	(8,050)	-	(8,050)
Balance at February 29, 2024	$291,394	$(8,535)	$629,237	$912,096	$2,346	$914,442

The following table summarizes the changes in AOCI for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(4,433)	16	207	(4,210)
Reclassification adjustments to net earnings (1)	-	-	368	368
Income tax effect	(1,006)	151	(134)	(989)
Balance at February 28, 2025	$(6,108)	$(274)	$2,005	$(4,377)

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
OCI before reclassifications	1,555	60	14,893	16,508
Reclassification adjustments to net earnings (1)(2)	-	8,867	(5,753)	3,114
Income tax effect	88	(2,125)	(2,224)	(4,261)
Separation of Worthington Steel	10,874	(5,984)	(5,607)	(717)
Balance at February 29, 2024	$(9,606)	$(912)	$1,983	$(8,535)

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note O – Derivative Financial Instruments and Hedging Activities.”
(2)
Reflects the acceleration of deferred pension costs in AOCI related to separate pension lift-out transactions completed in February 2024 and August 2022, respectively, to transfer the pension benefit obligation under The Gerstenslager Company Bargaining Unit Employees’ Pension Plan to third-party insurance companies.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). During the nine months ended February 28, 2025, we repurchased a total of 500,000 common shares under these authorizations leaving 5,565,000 common shares available for repurchase at February 28, 2025.

Common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note J – Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended February 28, 2025, we granted non-qualified stock options covering a total of 54,200 common shares under our stock-based compensation plans. The weighted average exercise price of these non-qualified stock options was $44.38 per common share and was determined based on the closing market price of the underlying common shares at the respective grant date. The weighted average grant date fair value of these non-qualified stock options, based on the Black-Scholes option-pricing model, was $16.38 per common share, or $888 in total, and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures. The weighted average fair value of stock options granted during the nine months ended February 28, 2025 was based on the following assumptions:

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

Service-Based Restricted Common Shares

During the nine months ended February 28, 2025 we granted an aggregate of 291,295 service-based restricted common shares under our stock-based compensation plans, which generally cliff vest three years from the grant date. The weighted average grant date fair value of these restricted common shares, based on the weighted average closing price of the underlying common shares on the grant date, was $44.88 per share, or $13,073 in total, and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

Performance Share Awards

Performance shares awarded under our stock-based compensation plans are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets for the three-year periods ending May 31, 2025, 2026, and 2027.

These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the nine months ended February 28, 2025, we granted performance share awards covering an aggregate of 42,100 common shares (at target levels). The calculated pre-tax stock-based compensation expense for these performance shares is $1,868 (at target levels). The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note K – Income Taxes

Income tax expense for the nine months ended February 28, 2025 and February 29, 2024 reflected estimated annual ETRs of 24.4% and 30.8%, respectively. Income tax expense in the prior year period was impacted by certain discrete tax items triggered by the Separation, which were primarily non-deductible transaction costs. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2025 could be materially different from the forecasted rate as of February 28, 2025.

Note L – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Numerator (basic & diluted):
Net earnings from continuing operations attributable to controlling interest	$39,663	$22,000	$92,176	$66,763
Denominator (shares in thousands):
Basic EPS from continuing operations - weighted average common shares	49,377	49,315	49,443	49,113
Effect of dilutive securities	604	1,102	728	1,158
Diluted EPS from continuing operations - weighted average common shares	49,981	50,417	50,171	50,271

Basic EPS from continuing operations	$0.80	$0.45	$1.86	$1.36
Diluted EPS from continuing operations	$0.79	$0.44	$1.84	$1.33

Stock options covering an aggregate of 94,521 and 54,686 common shares for the three months ended February 28, 2025 and February 29, 2024, respectively, and 104,608 and 61,141 for the nine months ended February 28, 2025 and February 29, 2024, respectively, have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

Note M – Segment Operations

Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the CODM to analyze performance, make decisions and allocate resources. We have identified our CEO as our CODM. Our CODM evaluates segment performance on the basis of adjusted EBITDA from continuing operations, as described in the “Use of Non-GAAP Financial Measures and Definitions” section. Factors used to identify operating segments include the nature of the products provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by GAAP. Our operations are organized under two operating segments: Consumer Products and Building Products. Our former Sustainable Energy Solutions operating segment is presented within Unallocated Corporate and Other in periods prior to its deconsolidation on May 29, 2024. In periods subsequent to the deconsolidation transaction, our retained 49% interest is accounted for under the equity method of accounting, as discussed in “Note C – Investments in Unconsolidated Affiliates.” Unallocated Corporate and Other also includes certain assets and liabilities (e.g., public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole.

The following tables present summarized financial information for our reportable segments and Unallocated Corporate and Other for the periods indicated.

	Three Months Ended February 28, 2025
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$139,714	$164,810	$304,524	$-	$304,524
Capital expenditures	8,775	3,413	12,188	516	12,704
Depreciation and amortization	4,277	6,526	10,803	1,147	11,950
Restructuring and other expense, net	-	579	579	4,795	5,374
Equity income (loss)	-	34,499	34,499	(2,418)	32,081
Adjusted EBITDA from continuing operations	28,625	53,187	81,812	(8,033)	73,779

	Three Months Ended February 29, 2024
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$133,181	$148,190	$281,371	$35,384	$316,755
Capital expenditures	4,806	3,952	8,758	1,259	10,017
Depreciation and amortization	3,960	5,984	9,944	2,005	11,949
Restructuring and other expense, net	-	84	84	614	698
Separation costs	-	-	-	2,999	2,999
Equity income (loss)	-	43,813	43,813	(578)	43,235
Adjusted EBITDA from continuing operations	25,649	53,059	78,708	(11,837)	66,871

	Nine Months Ended February 28, 2025
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$374,057	$461,821	$835,878	$-	$835,878
Capital expenditures	19,508	11,470	30,978	6,516	37,494
Depreciation and amortization	12,872	19,392	32,264	3,443	35,707
Restructuring and other expense, net	-	1,382	1,382	7,770	9,152
Equity income (loss)	-	105,438	105,438	(3,309)	102,129
Adjusted EBITDA from continuing operations	61,884	140,101	201,985	(23,556)	178,429

	Nine Months Ended February 29, 2024
			Total	Unallocated
	Consumer	Building	Reportable	Corporate and
	Products	Products	Segments	Other	Total
Net sales	$369,923	$465,421	$835,344	$91,558	$926,902
Capital expenditures	10,533	16,209	26,742	13,098	39,840
Depreciation and amortization	12,065	17,910	29,975	6,263	36,238
Restructuring and other expense, net	-	704	704	-	704
Separation costs	-	-	-	12,465	12,465
Equity income	-	124,032	124,032	3,296	127,328
Adjusted EBITDA from continuing operations	52,537	158,501	211,038	(23,209)	187,829

The following table reconciles segment adjusted EBITDA from continuing operations to earnings before income taxes from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 29,
	2025	2024	2025	2024
Segment adjusted EBITDA from continuing operations	$81,812	$78,708	$201,985	$211,038
Reconciling items:
Unallocated Corporate and Other	(8,033)	(11,837)	(23,556)	(23,209)
Depreciation and amortization	(11,950)	(11,949)	(35,707)	(36,238)
Interest expense, net	(628)	(50)	(2,150)	(1,596)
Stock-based compensation (1)	(2,924)	(2,601)	(10,122)	(9,822)
Corporate costs eliminated at Separation	-	-	-	(19,343)
Restructuring and other expense, net (2)	(5,374)	(698)	(9,152)	(704)
Separation costs	-	(2,999)	-	(12,465)
Pension settlement charge	-	(8,103)	-	(8,103)
Loss on extinguishment of debt	-	-	-	(1,534)
Gain on sale of assets in equity income	-	-		2,780
Net loss attributable to noncontrolling interests	(324)	-	(820)	-
Earnings before income taxes from continuing operations	$52,579	$40,471	$120,478	$100,804

(1)
Excludes $2,665 of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings for the nine months ended February 28, 2025 due to the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO effective November 1, 2024.
(2)
Reflects the change in fair value of the contingent liability associated with the Ragasco earnout arrangement covering the 12-month period ended December 31, 2024. See “Note N – Acquisitions” for additional information.

Total assets for each of our reportable segments at the dates indicated were as follows:

	February 28,	May 31,
	2025	2024
Consumer Products	$588,872	$557,826
Building Products	754,126	672,723
Total reportable segments	1,342,998	1,230,549
Unallocated Corporate and Other	339,006	408,088
Total assets	$1,682,004	$1,638,637

Note N – Acquisitions

On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The total purchase price, after adjustment for final working capital, consisted of cash consideration of $101,424, of which $11,343 was on deposit at May 31, 2024, and contingent consideration in the form of an earnout agreement with an estimated acquisition date fair value of $7,139. During the three months ended February 28, 2025, the fair value of the earnout increased by $4,536, resulting in a charge to restructuring and other expense, net in our consolidated statement of earnings. At February 28, 2025, the total earnout liability was $11,230 and is expected to be settled in the fourth quarter of fiscal 2025. Ragasco operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from reported results.

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

Refer to “Note P – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2025 and May 31, 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	February 28,	May 31,	Sheet	February 28,	May 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,030	$601	Accounts payable	$-	$83
Commodity contracts	Other assets	-	-	Other liabilities	-	21
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	74	-
Subtotal		1,030	601		74	104

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$304	$319	Accounts payable	$54	$69
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	1,220	1,248
Subtotal		304	319		1,274	1,317

Total derivative financial instruments		$1,334	$920		$1,348	$1,421

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $583 and $391 at February 28, 2025 and May 31, 2024, respectively.

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

The following table summarizes the net notional positions of our cash flow hedges at February 28, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$8,163	March 2025 - December 2025
Foreign currency exchange contracts	$2,485	March 2025 - December 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended February 28, 2025:
Commodity contracts	$1,039	Cost of goods sold	$219
Interest rate contracts	-	Interest expense, net	52
Foreign currency exchange contracts	(74)	Miscellaneous income (expense), net	-
Total	$965		$271

For the three months ended February 29, 2024:
Commodity contracts	$1,944	Cost of goods sold	$1,328
Interest rate contracts	-	Interest expense, net	52
Total	$1,944		$1,380

For the nine months ended February 28, 2025:
Commodity contracts	$281	Cost of goods sold	$(523)
Interest rate contracts	-	Interest expense, net	155
Foreign currency exchange contracts	(74)	Miscellaneous income (expense), net	-
Total	$207		$(368)

For the nine months ended February 29, 2024:
Commodity contracts	$3,553	Cost of goods sold	$(921)
Interest rate contracts	-	Loss on extinguishment of debt	(642)
Interest rate contracts	-	Interest expense, net	136
Foreign currency exchange contracts	(11)	Miscellaneous income (expense), net	(44)
Total	$3,542		$(1,471)

The estimated amount of net gains recognized in AOCI at February 28, 2025, expected to be reclassified into net earnings within the succeeding 12 months is $1,002 (net of tax of $321). This amount was computed using the fair value of the cash flow hedges at February 28, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Net Investment Hedges

We have designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. Accordingly, the foreign currency effects resulting from the remeasurement of this debt have been deferred in AOCI as an offset to the translation of our net investment in Portugal. A remeasurement gain of $1,842 and $4,335 was deferred in AOCI during the three and nine months ended February 28, 2025. There was no foreign currency gain (loss) recognized in AOCI for the non-derivative instruments designated as net investment hedges in the prior year period.

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

The following table summarizes the net notional positions of our economic (non-designated) derivative financial instruments outstanding at February 28, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$715	March 2025 - November 2025
Foreign currency exchange contracts	$53,598	March 2025 - December 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss)
		Recognized in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	February 28,	February 29,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$108	$311
Foreign currency exchange contracts	Miscellaneous income (expense), net	(531)	(82)
Total		$(423)	$229

		Gain (Loss)
		Recognized in Earnings
		Nine Months Ended
	Location of Gain (Loss)	February 28,	February 29,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$479	$(832)
Foreign currency exchange contracts	Miscellaneous income (expense), net	27	(3)
Total		$506	$(835)

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

Recurring Fair Value Measurements

At February 28, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$1,334	$-	$1,334
Total assets	$-	$1,334	$-	$1,334

Liabilities (1)
Derivative financial instruments	$-	$1,348	$-	$1,348
Ragasco earnout liability (2)	-	-	11,230	11,230
Total liabilities	$-	$1,348	$11,230	$12,578

At May 31, 2024, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets (1)
Derivative financial instruments	$-	$920	$-	$920
Total assets	$-	$920	$-	$920

Liabilities (1)
Derivative financial instruments	$-	$1,421	$-	$1,421
Total liabilities	$-	$1,421	$-	$1,421

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
(2)
During the three months ended February 28, 2025, the fair value of the Ragasco earnout liability increased to $11,230. The fair value measurements were primarily based on inputs that are not observable in the market and are therefore classified in Level 3 of the fair value hierarchy. The change in fair value was recorded in restructuring and other expense, net in our consolidated statement of earnings. See “Note D – Restructuring and Other Expense, Net” and “Note N – Acquisitions” for additional information.

Non-Recurring Fair Value Measurements

At February 28, 2025, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet.

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

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $265,352 and $257,866 at February 28, 2025 and May 31, 2024, respectively. The carrying amount of long-term debt, including current maturities, was $293,921 and $298,133 at February 28, 2025 and May 31, 2024, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. All amounts are presented in millions except common share and per common share amounts.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2024 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management. The results of operations contained in this MD&A include all of our operations, including our former steel processing business. Our historical results have been restated to reflect the operations of Worthington Steel as a discontinued operation in periods prior to the Separation as discussed in “Note A – Basis of Presentation.”

Business Overview

Worthington Enterprises is a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct reportable operating segments: Consumer Products and Building Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new products and applications, and pursuing strategic investments and acquisitions.

Our Consumer Products business has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools (collectively, tools), propane-filled camping cylinders helium-filled balloon kits, and accessories and gas grills and pizza ovens sold primarily to mass merchandisers, retailers and distributors. Sales to one customer in Consumer Products accounted for 13.0% of our consolidated net sales in the third quarter of fiscal 2025.

Our Building Products business is a market-leading provider of pressurized containment solutions, providing critical components in the residential, non-residential, and repair and remodel end markets through essential categories, such as heating, cooking, cooling and water, and, through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products, respectively. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors.

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

Acquisitions and Divestitures

On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price included cash consideration of approximately $101.4 million and contingent consideration in the form of an earnout agreement with an estimated fair value of $11.2 million at February 28, 2025. See “Note N – Acquisitions” for additional information.

On May 29, 2024, we became a noncontrolling equity partner in a new unconsolidated joint venture with Hexagon, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. Pursuant to the transaction, Hexagon acquired a 49% stake in the joint venture for approximately $11.5 million, after adjusting for closing cash and preliminary net working capital, with an additional 2% sold to members of the existing management team for an additional $0.5 million. Post-closing, we hold a 49%, noncontrolling interest in the joint venture, which is accounted for under the equity method due to our significant influence. The newly formed joint venture, which combines two of Europe’s market leaders in composite high-pressure storage technology, focuses on capitalizing on the global clean energy transition specific to the storage, transport and distribution of hydrogen and compressed natural gas.

On February 1, 2024, we acquired an 80% ownership stake in Halo, an affiliate of HPG, an asset-light business with technology-enabled solutions in the outdoor cooking space. The total purchase price was approximately $9.6 million.

General Economic Conditions

The macroeconomic and geopolitical outlook remains complex and continues to evolve amid persistent inflationary pressures, high interest rates, and escalating trade tensions. While the U.S. economy continues to expand at a modest pace, growth slowed in the fourth quarter of calendar 2024 with GDP increasing at an annual rate of 2.4%, down sequentially from 3.1% in the third quarter of calendar 2024. Inflationary pressures have proven more resilient than anticipated, with the CPI rising 3.1% year-over-year in February 2025, down sequentially from 3.3% in January 2025 and 3.8% in February 2024 aided by cuts in the federal funds rate of 0.50% in September 2024 and 0.25% in November 2024. However, interest rates remain high, with the 30-year mortgage rate relatively unchanged from the prior year at 6.8% as of February 28, 2025, and future rate cuts remain uncertain with the Federal Reserve opting to maintain the federal funds rate in March 2025, citing uncertainty surrounding the inflationary effects of recently imposed tariffs on Canadian, Mexican, and European imports. The recent uptick in inflation, coupled with geopolitical risks, including heightened trade tensions and financial market volatility, has further weighed on consumer sentiment, with consumer sentiment falling for a third straight month in March 2025 to its lowest level since November 2022. As a result, we expect ongoing economic uncertainty and tighter financial conditions to continue negatively influencing consumer purchasing behavior and overall market demand in the near term.

End Market Trends

We offer a wide range of products and services to a diverse, primarily domestic, customer base across several end markets, including U.S. residential and non-residential construction, repair/remodel, which collectively drive overall demand for the Building Products segment. These end markets also drive demand for many of our consumer products sold in the tools and outdoor living categories. Demand for our remaining consumer products, including helium-filled balloon kits sold into the celebrations category, is generally driven by the general health of the consumer, including the macroeconomic and geopolitical conditions discussed above.

We actively monitor the following publicly available economic data and selected key indicators for our major end markets:

Key Indicator	Description
U.S. Residential Construction Spend	Represents total expenditures on residential construction projects, including new builds, renovations, and improvements.
U.S. Non-residential Construction Spend	Measures total spending on commercial, institutional, and industrial construction projects across the country.
Existing Home Sales	Reports the number of previously owned homes sold in a given period, reflecting demand in the housing market.
Authorized Housing Permits	Indicates the number of building permits issued for new housing construction, serving as a leading indicator for future housing starts.
U.S. Private Housing Starts	Measures the number of new residential construction projects that have begun, signaling housing market activity.
HMI	Measures homebuilder sentiment on current and future single-family home sales and buyer traffic.
ABI	A leading economic indicator for non-residential construction, based on monthly billings reported by architecture firms.
DMI	Tracks the value of non-residential building projects in planning stages, serving as a leading indicator for future construction activity.
LIRA	Projects short-term trends in U.S. home improvement and repair spending, serving as a forward-looking gauge of residential remodeling activity.

	February 28,	February 29,
(Dollars and units in millions)	2025	2024	% Change
U.S. Residential Construction spend (1)(2)	$940,578	$925,498	1.6%
U.S. Non-residential Construction Spend (1)(2)	$1,255,176	$1,208,252	3.9%
Existing Home Sales (units) (1)(2)	4.3	4.4	(2.7%)
Authorized Housing Permits (units) (1)(2)	1,456	1,563	(6.8%)
U.S. Private Housing Starts (units) (1)(2)	1,501	1,546	(2.9%)
HMI	42.0	48.0	(12.5%)
ABI	45.5	49.5	(8.1%)
DMI	225.6	180.5	25.0%
LIRA (3)	1.2%	(1.4%)	(185.7%)

——————————————————

(1)
Federal Reserve Bank of St. Louis; figures based on seasonally adjusted annual rates
(2)
2024 figures based on revised actuals
(3)
Joint Center for Housing Studies of Harvard University; four quarter moving rate of change

Residential Construction: The near-term outlook for the residential construction end market remains uncertain as economic headwinds continue to weigh on both builders and buyers. In February 2025, residential construction spending grew a modest 1.6% year-over-year. However, this increase largely follows inflationary trends, rather than organic expansion in the housing market. Key leading indicators suggest that underlying demand remains tepid. Housing starts and authorized permits declined from the prior year period, signaling that both builders and prospective buyers are approaching the market with caution. From a demand perspective, affordability challenges persist. Elevated mortgage rates have kept many potential buyers on the sidelines, while existing homeowners, many of which are locked into historically low interest rates, are reluctant to sell, further constraining inventory turnover. In February 2025, existing home sales declined by 2.7% year-over-year to 4.3 million units, highlighting the persistent supply challenges. Additionally, homebuilder sentiment, as measured by HMI, weakened to 42.0, falling below the neutral threshold of 50, suggesting that more builders view conditions as poor than favorable. This decline in builder confidence reflects uncertainty around elevated construction costs and mortgage rates. We believe that builders and buyers will likely remain in a holding pattern in the near-term, navigating high material costs, elevated mortgage rates, a slow-moving resale market, and geopolitical developments.

Non-Residential Construction: The near-term outlook for non-residential construction is mixed with key indicators signaling both caution and long-term potential. The ABI fell to 45.5 in February 2025, marking a contraction in demand for architectural services. Further reinforcing this sentiment, inquiries into new projects declined in February 2025 for the first time since the peak of the COVID-19 pandemic. This signals that clients are exercising caution amid economic uncertainty, holding back on new project commitments as they navigate concerns about broader macroeconomic conditions. The soft ABI and declining inquiries suggest the near-term construction pipeline will likely be subdued. In contrast, the DMI climbed to 225.6, up from 180.5 in February 2024, suggesting a robust long-term pipeline. This rise was broad-based due to a surge of warehouse, data center, and industrial facility plans. The DMI’s strength, contrasted with the weak ABI, implies a timing gap – while many projects are still in the concept and design phase, they have yet to translate into active architectural billings or construction starts. While industrial and data center projects remain bright spots, we believe the participants in this end market will take a wait-and-see approach as developers and investors assess economic risks before committing to large-scale builds.

Repair and Remodel: Spending on home improvement continues to show signs of softness as the market remains under pressure from multi-decade lows in existing home sales, driven by elevated mortgage rates, high prices, and limited supply. With many homeowners locked into historically low interest rates, mobility in the housing market remains stalled, dampening turnover-driven renovation activity. Despite this pullback, the January 2025 LIRA report from Harvard’s Joint Center for Housing Studies projects a 1.2% annual increase in home renovation and maintenance expenditures, reaching $509 billion by the end of calendar year 2025. This upward revision from prior forecasts reflects stronger-than expected late calendar year 2024 spending. Near-term activity is expected to remain concentrated on essential maintenance projects, rather than large-scale, discretionary remodels. Uncertainty around recent and potential future tariffs, particularly on construction materials like steel, aluminum, and lumber, could create headwinds and pressure margins for both contractors and DIY consumers. We believe this end market is transitioning from the pandemic fueled highs into a more normalized, sustainable growth phase, supported by long-term fundamentals such as rising home equity, energy efficiency upgrades, and the need to modernize older homes.

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

Results of Operations

The following discussion provides a review of results for the three and nine months ended February 28, 2025 and February 29, 2024:

	Three Months Ended			Nine Months Ended
	February 28,	February 29,		February 28,	February 29,
	2025	2024	$ Change	2025	2024	$ Change
GAAP Financial Measures
Net sales	$304.5	$316.8	$(12.3)	$835.9	$926.9	$(91.0)
Operating income (loss)	20.9	4.3	16.6	19.7	(17.4)	37.1
Earnings before income taxes	52.6	40.5	12.1	120.5	100.8	19.7
Net earnings from continuing operations	39.3	22.0	17.3	91.4	66.8	24.6
Equity income	32.1	43.2	(11.1)	102.1	127.3	(25.2)
EPS from continuing operations - diluted	0.79	0.44	0.35	1.84	1.33	0.51

Non-GAAP Financial Measures (1)
Adjusted operating income	$26.2	$8.0	$18.2	$28.8	$15.1	$13.7
Adjusted EBITDA from continuing operations	73.8	66.9	6.9	178.4	187.8	(9.4)
Adjusted EPS from continuing operations - diluted	0.91	0.80	0.11	2.01	2.11	(0.10)

——————————————————

(1)
Reconciliations for each of these non-GAAP financial measures to their most comparable GAAP financial measure is provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales and Volume

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	February 28,	February 29,	Change		February 28,	February 29,	Change
	2025	2024	$	%	2025	2024	$	%
Consumer Products	$139.7	$133.2	$6.5	4.9%	$374.1	$369.9	$4.2	1.1%
Building Products	164.8	148.2	16.6	11.2%	461.8	465.4	(3.6)	(0.8%)
Total reportable segments	304.5	281.4	23.1	8.2%	835.9	835.3	0.6	0.1%
Other	-	35.4	(35.4)	N.M.	-	91.6	(91.6)	N.M.
Consolidated	$304.5	$316.8	$(12.3)	(3.9%)	$835.9	$926.9	$(91.0)	(9.8%)

The following table provides volume (in units) by operating segment for the periods presented:

	Three Months Ended				Nine Months Ended
	February 28,	February 29,	Change		February 28,	February 29,	Change
	2025	2024	Units	%	2025	2024	Units	%
Consumer Products	20,760,641	19,009,883	1,750,758	9.2%	53,351,154	50,972,515	2,378,639	4.7%
Building Products	3,559,814	3,422,475	137,339	4.0%	9,982,444	10,578,278	(595,834)	(5.6%)
Total reportable segments	24,320,455	22,432,358	1,888,097	8.4%	63,333,598	61,550,793	1,782,805	2.9%
Other	-	142,878	(142,878)	N.M.	-	363,247	(363,247)	N.M.
Consolidated	24,320,455	22,575,236	1,745,219	7.7%	63,333,598	61,914,040	1,419,558	2.3%

Quarterly Comparison

•
Consumer Products – Net sales totaled $139.7 million in the current year quarter, up $6.5 million, or 4.9% over the prior year quarter, primarily driven by higher volumes.
•
Building Products – Net sales totaled $164.8 million in the current year quarter, up $16.6 million, or 11.2%, over the prior year quarter, driven by contributions from Ragasco and favorable product mix, particularly in the large-format heating business which returned to more seasonally normal levels following a prolonged destocking cycle.
•
Other – Net sales in the prior year quarter are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated on May 29, 2024, when we sold a 51% interest in the business. In periods subsequent to the sale transaction, our retained 49% interest is accounted for under the equity method as discussed in “Note C – Investments in Unconsolidated Affiliates.”

Year-to-Date Comparison

•
Consumer Products – Net sales totaled $374.1 million in the current year period, an increase of $4.2 million over the prior year period primarily due to higher overall volume.
•
Building Products – Net sales totaled $461.8 million in the current year period, down $3.6 million, or 0.8%, from the prior year period, as contributions from Ragasco and a favorable product mix were more than offset by lower overall volume.
•
Other – Net sales in the prior year period are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated on May 29, 2024, when we sold a 51% interest in the business. In periods subsequent to the sales transaction, our 49% retained interest is accounted for under the equity method as discussed in “Note C – Investments in Unconsolidated Affiliates.”

Gross Profit

	Three Months Ended				Nine Months Ended
	February 28,	February 29,	Change		February 28,	February 29,	Change
	2025	2024	$	%	2025	2024	$	%
Gross profit	$89.2	$73.1	$16.1	22.0%	$225.8	$206.0	$19.8	9.6%
Gross margin %	29.3%	23.1%			27.0%	22.2%

Quarterly Comparison

•
Gross profit for the current year quarter was $89.2 million, an increase of $16.1 million, or 22.0%, over the prior year quarter, driven by higher contributions from both Consumer Products and Building Products. In Consumer Products, the increase resulted from higher volume, particularly in our more profitable product categories. In Building Products, gross profit benefited from contributions by Ragasco, a favorable product mix, and a lower of cost or net realizable value charge in the prior year quarter that did not repeat, partially offsetting lower volume excluding Ragasco. Additionally, gross profit improved $0.9 million due to the deconsolidation of the former Sustainable Energy Solutions segment.

Year-to-Date Comparison

•
Gross profit was $225.8 million for the current year period, an increase of $19.8 million, or 9.6% over the prior year period, primarily due to improvements in Consumer Products, up $15.7 million, on the combined impact of higher volume and a $3.1 million reserve related to the voluntary recall of our Balloon Time® Mini helium tank in the prior year period. In Building Products, gross profit was positively impacted by contributions from Ragasco, favorable product mix, and a lower of cost or net realizable value charge in the prior year quarter that did not repeat, partially offsetting the impact of lower volume.

SG&A

	Three Months Ended				Nine Months Ended
	February 28,	February 29,	Change		February 28,	February 29,	Change
	2025	2024	$	%	2025	2024	$	%
SG&A	$63.0	$65.1	$(2.1)	(3.2%)	$197.0	$210.3	$(13.3)	(6.3%)
Net Sales %	20.7%	20.5%			23.6%	22.7%

Quarterly Comparison

•
SG&A decreased $2.1 million, or 3.2%, from the prior year quarter, primarily driven by lower profit sharing and bonus expense and costs recovered from Worthington Steel through the Transition Services Agreement, partially offset by an increase of incremental bad debt expense of $1.1 million related to a customer bankruptcy in Consumer Products.

Year-to-Date Comparison

•
SG&A decreased $13.3 million, or 6.3%, from the prior year period, largely driven by the elimination of certain corporate overhead costs that no longer exist post-Separation, but have been presented within net earnings from continuing operations in our consolidated statements of earnings, partially offset by an $8.1 million increase due to the acquisition of Ragasco on June 3, 2024 and an increase in bad debt expense of $3.2 million.

Other Consolidated Results

	Three Months Ended			Nine Months Ended
	February 28,	February 29,		February 28,	February 29,
	2025	2024	$ Change	2025	2024	$ Change
Restructuring and other expense, net	$5.4	$0.7	$4.7	$9.2	$0.7	$8.5
Separation costs	-	3.0	(3.0)	-	12.5	(12.5)
Loss on extinguishment of debt	-	-	-	-	1.5	(1.5)

Quarterly Comparison

•
Restructuring and other expense, net in the current year quarter was primarily driven by a $4.5 million increase in the fair value of the contingent liability associated with the Ragasco earnout.
•
Separation costs in the prior year quarter reflect direct and incremental costs incurred in connection with the Separation.

Year-to-Date Comparison

•
Restructuring and other expense, net in the current year period was driven primarily by the accelerated vesting of certain outstanding equity awards upon retirement of our former CEO and a change in fair value of an earnout associated with the acquisition of Ragasco.
•
Separation costs in the prior year period reflect direct and incremental costs incurred in connection with the Separation.
•
Loss on extinguishment of debt of $1.5 million in the prior year period resulted from the July 28, 2023 early redemption of the 2026 Notes and consisted primarily of unamortized debt issuance costs and the remaining loss deferred in AOCI associated with an interest rate swap executed prior to the issuance of the 2026 Notes.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	February 28,	February 29,		February 28,	February 29,
	2025	2024	$ Change	2025	2024	$ Change
Income tax expense	$13.2	$18.5	$(5.3)	$29.1	$34.0	$(4.9)
Annual Estimated ETR	24.4%	30.8%		24.4%	30.8%

Quarterly Comparison

•
Income tax expense was $13.2 million in the current year quarter compared to $18.5 million in the prior year quarter. The decrease was primarily driven by one-time discrete tax charges from the Separation, which were recognized in the prior year quarter, partially offset by higher pre-tax earnings in the current year quarter. Income expense in the current year quarter reflects an estimated annual ETR of 24.4% compared to 30.8% in the prior year quarter.

Year-to-Date Comparison

•
Income tax expense was $29.1 million in the current year period compared to $34.0 million in the prior year period. The decrease was primarily driven by one-time discrete tax charges from the Separation, which were recognized in the prior year period, partially offset by higher pre-tax earnings in the current year period. Income expense in the current year period reflects an estimated annual ETR of 24.4% compared to 30.8% in the prior year period.

Equity Income

	Three Months Ended				Nine Months Ended
	February 28,	February 29,	Change		February 28,	February 29,	Change
	2025	2024	$	%	2025	2024	$	%
WAVE (1)	$25.0	$26.0	$(1.0)	(4%)	$77.4	$75.8	$1.6	2%
ClarkDietrich (1)	9.5	17.8	(8.3)	(47%)	28.0	48.3	(20.3)	(42%)
Other (2)	(2.4)	(0.6)	(1.8)	(300%)	(3.3)	3.3	(6.6)	(200%)
Equity income	$32.1	$43.2	(11.1)	(26%)	$102.1	$127.4	(25.3)	(20%)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of equity earnings of the Workhorse and the Sustainable Energy Solutions joint ventures.

Quarterly Comparison

•
Equity income decreased $11.1 million from the prior year quarter to $32.1 million, primarily driven by lower contributions from ClarkDietrich, which decreased $8.3 million compared to the prior year quarter, as declining year-over-year steel prices compressed margin.

Year-to-Date Comparison

•
Equity income was down $25.3 million from the prior year period, driven by lower contributions from ClarkDietrich and lower contributions from Workhorse, which benefited from a $2.8 million gain in the prior year period.

Adjusted EBITDA from Continuing Operations

The following table provides a summary of adjusted EBITDA from continuing operations, a non-GAAP financial measure, by reportable segment and on a consolidated basis, along with the respective percentage of net sales for each reportable segment and on a consolidated basis. See the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q for additional information regarding our use of non-GAAP financial measures. A reconciliation from earnings before income taxes to adjusted EBITDA from continuing operations is provided in “Note M – Segment Operations.”

	Three Months Ended
	February 28,	% of	February 29,	% of	Change
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$28.6	20.5%	$25.6	19.2%	$3.0	11.7%
Building Products	53.2	32.3%	53.1	35.8%	0.1	0.2%
Total reportable segments	$81.8	26.9%	$78.7	28.0%	3.1	3.9%
Unallocated Corporate and Other	(8.0)	N.M.	(11.8)	N.M.	3.8	32.2%
Consolidated	$73.8	24.2%	$66.9	21.1%	6.9	10.3%

	Nine Months Ended
	February 28,	% of	February 29,	% of	Change
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$61.9	16.5%	$52.5	14.2%	$9.4	17.9%
Building Products	140.1	30.3%	158.5	34.1%	(18.4)	(11.6%)
Total reportable segments	$202.0	24.2%	$211.0	25.3%	(9.0)	(4.3%)
Unallocated Corporate and Other	(23.6)	N.M.	(23.2)	N.M.	(0.4)	(1.7%)
Consolidated	$178.4	21.3%	$187.8	20.3%	(9.4)	(5.0%)

Quarterly Comparison

•
Consumer Products – Adjusted EBITDA from continuing operations was $28.6 million in the current year quarter, an increase of $3.0 million over the prior year quarter, primarily driven by higher volumes and gross margin improvement, partially offset by higher SG&A. Adjusted EBITDA from continuing operations in the current year quarter includes incremental bad debt expense of $1.1 million related to a customer bankruptcy.
•
Building Products – Adjusted EBITDA from continuing operations increased slightly over the prior year quarter to $53.2 million as contributions from Ragasco and a favorable product mix were largely offset by lower equity income contributions from ClarkDietrich and WAVE, which decreased by $9.3 million compared to the prior year quarter. Adjusted EBITDA from continuing operations in the prior year quarter was negatively impacted by a $1.9 million lower of cost or net realizable value charge.
•
Unallocated Corporate and Other – Adjusted EBITDA from continuing operations increased $3.8 million over the prior year quarter, primarily driven by lower SG&A and lower losses related to the deconsolidation of our former Sustainable Energy Solutions in May 2024, partially offset by lower contributions of equity income from Workhorse.

Year-to-Date Comparison

•
Consumer Products – Adjusted EBITDA from continuing operations was $61.9 million, an increase of $9.4 million over the prior year quarter, primarily due to the favorable impact of higher volume in gross profit. Adjusted EBITDA from continuing operations in the current year period included $2.5 million of incremental bad debt related to customer bankruptcies. The prior year period was negatively impacted by a $3.1 million reserve related to the recall of our Balloon Time® Mini helium tank.
•
Building Products – Adjusted EBITDA from continuing operations decreased $18.4 million from the prior year period as equity income was down $25.3 million partially offset by contributions from Ragasco and a favorable product mix. Equity income declined primarily from lower contributions from ClarkDietrich. Adjusted EBITDA from continuing operations in the prior year quarter was negatively impacted by a $1.9 million lower of cost or net realizable value charge which did not repeat in the current year quarter.
•
Unallocated Corporate and Other – Adjusted EBITDA from continuing operations was down $0.4 million from the prior year period, primarily driven by lower equity earnings from Workhorse, which benefited from a $2.8 million gain related to the divestiture of its Brazilian operations in the prior year period, and higher SG&A, partially offset by lower losses due to the deconsolidation of our former Sustainable Energy Solutions operating segment in May 2024.

Liquidity and Capital Resources

During the nine months ended February 28, 2025, we generated $147.3 million of cash from operating activities, invested $37.5 million in property, plant and equipment, spent $88.2 million to acquire Ragasco, and received $11.4 million for the sale of 51% of our former Sustainable Energy Solutions operating segment. Additionally, we paid $21.1 million to repurchase 500,000 common shares and paid dividends of $25.5 million on the common shares during the nine months ended February 28, 2025.

The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
	February 28,	February 29,
	2025	2024
Net cash provided by operating activities	$147.3	$244.8
Net cash used by investing activities	(115.1)	(116.5)
Net cash used by financing activities	(53.6)	(355.9)
Decrease in cash and cash equivalents	(21.4)	(227.6)
Cash and cash equivalents at beginning of period	244.2	454.9
Cash and cash equivalents at end of period	$222.8	$227.3

——————————————————

Activity related to our discontinued operations has not been segregated in our consolidated statements of cash flows. See “Note B – Discontinued Operations” for a summarization of significant non-cash items related to discontinued operations.

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available to be drawn as of February 28, 2025.

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

Net cash provided by operating activities was $147.3 million during the nine months ended February 28, 2025, down from $244.8 million from the prior year period. The decrease was primarily due to lower net earnings in the current year period driven by the Separation and a $31.4 million decrease in dividends received from unconsolidated joint ventures.

Investing Activities

Net cash used by investing activities was $115.1 million during the nine months ended February 28, 2025 compared to $116.5 million from the prior year period. Net cash used by investing activities during the nine months ended February 28, 2025 was driven primarily by the acquisition of Ragasco and capital expenditures partially offset by proceeds from the sale of 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment on May 29, 2024.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing will be available on satisfactory terms if required.

Financing Activities

Net cash used by financing activities was $53.6 million during the nine months ended February 28, 2025, compared to $355.9 million in the prior year period. During the nine months ended February 28, 2025, we paid $21.1 million to repurchase 500,000 common shares and paid dividends of $25.5 million on the common shares. During the nine months ended February 29, 2024, we received $172.2 million in net proceeds of short-term borrowings and repaid $243.8 million of long-term debt associated with the redemption of the 2026 Notes and $150.0 million for the redemption of our 2024 Notes.

Common shares – On March 25, 2025, the Board declared a quarterly dividend of $0.17 per common share payable on June 27, 2025, to shareholders of record at the close of business on June 13, 2025.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares.

On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000. As of February 28, 2025, 5,565,000 common shares remained available for repurchase under these two authorizations.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of February 28, 2025, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at February 28, 2025, leaving the full borrowing capacity of $500.0 million available for future use.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the nine months ended February 28, 2025 that were not registered under the Securities Act of 1933, as amended.

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

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of	Average Price	Shares Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
December 1-31, 2024	703	$41.04	-	5,715,000
January 1-31, 2025	152,400	41.15	150,000	5,565,000
February 1-28, 2025	-	-	-	5,565,000
Total	153,103	$41.10	150,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). A total of 4,435,000 common shares have been repurchased since the latest authorization, leaving 5,565,000 common shares available for repurchase under these authorizations at February 28, 2025, and such authorizations are not subject to a fixed expiration date. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended February 28, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2025 and May 31, 2024; (ii) Consolidated Statements of Earnings for the nine months ended February 28, 2025 and February 29, 2024; (iii) Consolidated Statements of Comprehensive Income for the nine months ended February 28, 2025 and February 29, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: April 9, 2025	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)