Form 10-K
period 2025-05-31
WORTHINGTON ENTERPRISES, INC.
filed 2025-07-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of the common shares on the New York Stock Exchange on November 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,312,150,238. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares (the only common equity of the registrant) outstanding, as of July 23, 2025, was 49,823,223.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on September 23, 2025, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

DEFINED TERMS

References in this Form 10-K to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-K, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AICPA	American Institute of Certified Public Accountants
AOCI	Accumulated other comprehensive (income) loss
AI	Artificial intelligence
ArtiFlex	ArtiFlex Manufacturing, LLC
ASC 606	ASU 2014-09, Revenue from Contracts with Customers
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises
CARES Act	Coronavirus Aid, Relief and Economic Security Act
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CEO	Chief Executive Officer
CIO	Chief Information Officer
CISO	Chief Information Security Officer
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders maturing on September 27, 2028
Distribution

The pro-rata distribution of all outstanding shares of Worthington Steel whereby each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one common share of Worthington Enterprises held as of the Record Date.

DIY	Do-it-yourself
EPS	Earnings per common share
Elgen	Elgen Manufacturing Company, Inc.
Equity income	Equity in net income of unconsolidated affiliates
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	Our Annual Report on Form 10-K for fiscal 2024
FIN 48	ASC 740-10, the provision formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
fiscal 2022	Our fiscal year ended May 31, 2022
fiscal 2023	Our fiscal year ended May 31, 2023
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ending May 31, 2025
fiscal 2026	Our fiscal year ending May 31, 2026
GAAP	U.S. generally accepted accounting principles
GDP	Gross domestic product
GDPR	General Data Protection Regulation of the European Union
Gerstenslager Plan	The Gerstenslager Company Bargaining Unit Employees’ Pension Plan
GTI	General Tools & Instruments Company LLC
Halo	WH Products, LLC
Hexagon	Hexagon Composites ASA
HPG	Halo Products Group, LLC
HMI	The National Association of Home Builders/Wells Fargo Housing Market Index
HVAC	Heating, ventilation, and air conditioning
IRS	U.S. Internal Revenue Service
LPG	Liquified Petroleum Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
New Senior Notes	Collectively, the New Series A Senior Note and the New Series B Senior Notes
New Series A Senior Note

The senior unsecured note issued by Worthington Enterprises on August 23, 2019, in the principal amount of €36,700,000 that bears interest at a rate of 2.06% and are scheduled to be repaid on August 23, 2031.

New Series B Senior Notes

The senior unsecured notes issued by Worthington Enterprises on August 23, 2019, in the principal amount of €55,000,000 that bears interest at a rate of 2.40% and are scheduled to be repaid on August 23, 2034.

NOL	Net operating loss

Term	Definition
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
Original Senior Notes	Collectively, the Original Series A Senior Note and the Original Series B Senior Notes
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

OSHA	U.S. Occupational Safety and Health Administration
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Record Date	Close of business on November 21, 2023
Ragasco	Ragasco AS
ROU	Right of use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The separation of our steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
Simple SOFR	Simple Secured Overnight Financing Rate
U.S.	United States of America
Voestalpine	Voestalpine Automotive Components Nagold GmbH & Co. KG
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Steel	Worthington Steel, Inc.
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel Credit Facility	Worthington Steel’s $550,000,000 senior secured revolving credit facility with a group of lenders
2025 Annual Meeting	The Annual Meeting of Shareholders of Worthington Enterprises to be held on September 23, 2025
2025 Proxy Statement	The definitive Proxy Statement of Worthington Enterprises relating to the 2025 Annual Meeting
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Selected statements contained in this Form 10-K, including, without limitation, in MD&A and in “Note F – Contingent Liabilities and Commitments,” constitute “forward-looking statements,” as that term is used in the PSLRA. We wish to take advantage of the safe harbor provisions included in the PSLRA. Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” and similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
future or expected cash positions, liquidity and ability to access financial markets and capital;
•
outlook, strategy or business plans;
•
anticipated benefits of the Separation;
•
expected financial and operational performance, and future opportunities;
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
•
anticipated improvements in our business and efficiencies to be gained from the use of AI and other technologies;
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
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, energy, labor and other items required by operations;
•
effects of sourcing and supply chain constraints, including interruptions in deliveries of raw materials and supplies or the loss of key supplier relationships;
•
increases in freight and energy costs;
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
•
the operational, data privacy, security, regulatory, and legal risks associated with our reliance on AI technologies as well as our inability to stay abreast of technological advancements and our dependence on third parties who rely on AI technologies;
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
•
the seasonality of our operations;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in our filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of this Form 10-K.

v

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

USE OF NON-GAAP FINANCIAL MEASURES AND DEFINITIONS

(In thousands, except per common share amounts)

NON-GAAP FINANCIAL MEASURES. This Form 10-K includes certain financial measures that are not calculated and presented in accordance with GAAP. Non-GAAP financial measures typically exclude items that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Management uses these non-GAAP financial measures to evaluate ongoing performance, engage in financial and operational planning, and determine incentive compensation. Management believes these non-GAAP financial measures provide useful supplemental information regarding the performance of our ongoing operations and should not be considered as an alternative to the comparable GAAP financial measure. Additionally, management believes these non-GAAP financial measures allow for meaningful comparisons and analysis of trends in our business and enables investors to evaluate our operations and future prospects in the same manner as management.

The following provides an explanation of each non-GAAP financial measure presented in this Form 10-K:

Adjusted operating income (loss) is defined as operating income (loss) excluding the items listed below, to the extent naturally included in operating income (loss).

Adjusted net earnings from continuing operations is defined as net earnings from continuing operations attributable to controlling interest (“net earnings from continuing operations”) excluding the after-tax effect of the excluded items outlined below.

Adjusted earnings per diluted share from continuing operations (“Adjusted EPS from continuing operations - diluted”) is defined as adjusted net earnings from continuing operations divided by diluted weighted-average shares outstanding.

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

EXCLUSIONS FROM NON-GAAP FINANCIAL MEASURES

Management believes it is useful to exclude the following items from its non-GAAP financial measures for its own and investors’ assessment of the business for the reasons identified below. Additionally, management may exclude other items from non-GAAP financial measures that do not occur in the ordinary course of our ongoing business operations and note them in the reconciliation from net earnings from continuing operations to the non-GAAP financial measure adjusted EBITDA from continuing operations.

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which management believes facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring activities consists of established programs that are intended to fundamentally change our operations, and as such are excluded from our non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other nonrecurring items included in operating income but incremental to our normal business activities. These items are excluded because they are not part of the ongoing operations of our underlying business.
•
Separation costs, which consist of direct and incremental costs incurred in connection with the completed Separation are excluded as they are one-time in nature and are not expected to occur in periods following the Separation. These costs include fees paid to third-party advisors, such as investment banking, audit and other advisory services as well as direct and incremental costs associated with the Separation of shared corporate functions. Results in fiscal 2024 also include incremental compensation expense associated with the modification of unvested short and long-term incentive compensation awards, as required under the employee matters agreement executed in conjunction with the Separation.
•
Non-cash charges in miscellaneous expense are excluded due to their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance.
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
•
Non-recurring (gain) loss in equity income is excluded because it does not occur in the normal course of business and is inherently unpredictable in timing and amount.

Consolidated Results – Selected Non-GAAP Adjusted Results

The following provides a reconciliation of these non-GAAP financial measures from their most comparable GAAP measure for fiscal 2025, fiscal 2024, and fiscal 2023.

	Fiscal 2025
	Operating Income (Loss)	Earnings Before Income Taxes	Income Tax Expense	Net Earnings (1)	EPS - Diluted (1)	Effective Tax Rate (1)
GAAP	$(10,715)	$128,809	$33,839	$96,053	$1.92	26.1%
Impairment of long-lived assets	50,813	50,813	(10,387)	40,426	0.81
Restructuring and other expense, net	10,524	10,524	(796)	9,728	0.19
Non-cash charges in miscellaneous expense, net	-	5,000	-	5,000	0.10
Non-recurring loss in equity income	-	3,387	(801)	2,586	0.05
Non-GAAP	$50,622	$198,533	$45,823	$153,793	$3.07	23.0%

	Fiscal 2024
	Operating Income (Loss)	Earnings Before Income Taxes	Income Tax Expense	Net Earnings from Continuing Operations (1)	EPS from Continuing Operations - Diluted (1)	Effective Tax Rate (1)
GAAP	$(73,459)	$74,007	$39,027	$35,243	$0.70	52.6%
Corporate costs eliminated at Separation	19,343	19,343	(4,643)	14,700	0.29
Impairment of goodwill and long-lived assets	32,975	32,975	-	32,975	0.65
Restructuring and other expense, net	29,327	29,327	(4,737)	24,590	0.49
Separation costs	12,705	12,705	(3,049)	9,656	0.19
Non-cash charges in miscellaneous expense	-	19,180	(1,922)	17,258	0.34
Loss on extinguishment of debt	-	1,534	(368)	1,166	0.02
Net non-recurring loss in equity income	-	(1,740)	418	(1,322)	(0.02)
One-time tax effects of Separation	-	-	9,197	9,197	0.18
Non-GAAP	$20,891	$187,331	$44,131	$143,463	$2.84	23.5%

	Fiscal 2023
	Operating Income	Earnings Before Income Taxes	Income Tax Expense	Net Earnings from Continuing Operations (1)	EPS from Continuing Operations - Diluted (1)	Effective Tax Rate (1)
GAAP	$29,819	$160,286	$34,535	$125,751	$2.55	21.5%
Corporate costs eliminated at Separation	41,479	41,479	(9,499)	31,980	0.65
Impairment of long-lived assets	484	484	(111)	373	0.01
Restructuring and other income, net	(367)	(367)	84	(283)	(0.01)
Separation costs	6,534	6,534	(1,496)	5,038	0.11
Non-cash charges in miscellaneous expense	-	4,774	(1,093)	3,681	0.07
Net non-recurring loss in equity income	-	13,996	(3,206)	10,790	0.22
Non-GAAP	$77,949	$227,186	$49,856	$177,330	$3.60	21.9%

(1)
Excludes the impact of noncontrolling interest.

Consolidated Results - Adjusted EBITDA from Continuing Operations

	2025	2024	2023
Net earnings from continuing operations (GAAP)	$94,970	$34,980	$125,751
Plus: Net loss attributable to noncontrolling interest	1,083	263	-
Net earnings before income taxes attributable to controlling interest	96,053	35,243	125,751
Interest expense, net	2,090	1,587	18,298
Income tax expense	33,839	39,027	34,535
EBIT (subtotal) (1)	131,982	75,857	178,584
Corporate costs eliminated at Separation	-	19,343	41,479
Impairment of goodwill and long-lived assets (2)	50,813	32,975	484
Restructuring and other expense (income), net	10,524	29,327	(367)
Separation costs	-	12,705	6,534
Non-cash charges in miscellaneous expense (3)	5,000	19,180	4,774
Loss on extinguishment of debt	-	1,534	-
Non-recurring (gain) loss in equity income (4)	3,387	(1,740)	13,996
Adjusted EBIT (subtotal)	201,706	189,181	245,484
Depreciation and amortization	48,262	48,663	45,975
Stock-based compensation (5)	13,521	13,155	14,566
Adjusted EBITDA from continuing operations (non-GAAP)	$263,489	$250,999	$306,025

(1)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of earnings before income taxes from continuing operations to adjusted EBITDA from continuing operations, which is a non-GAAP financial measure used by management.
(2)
Significant pre-tax impairment and restructuring charges include the following:
•
Impairment of goodwill and long-lived assets: We recognized non-cash charges of $50,050 in fiscal 2025 related to the write-down of intangible assets associated with GTI and $32,203 in fiscal 2024 due to the deconsolidation of our former Sustainable Energy Solutions operating segment.
•
Restructuring and other expense, net: We recognized a charge of $4,536 in fiscal 2025 related to an increase in the fair value of the contingent liability associated with the Ragasco earnout arrangement and a loss of $30,502 in fiscal 2024 due to the deconsolidation of our former Sustainable Energy Solutions operating segment during the fourth quarter of fiscal 2024.
(3)
Reflects the following non-cash charges in miscellaneous expense:
•
Pre-tax charges of $5,000 and $11,077 during fiscal 2025 and fiscal 2024, respectively, to write down an investment that was determined to be other than temporarily impaired.
•
Pre-tax charges of $8,010 and $4,774 from separate pension lift-out transaction completed in fiscal 2024 and fiscal 2023, respectively, to transfer the pension benefit obligation under the Gerstenslager Plan to third-party insurance companies.
(4)
Includes the following activity within equity income:
•
A non-cash impairment charge of $3,387 at the Sustainable Energy Solutions joint venture during fiscal 2025.
•
A net gain of $2,780 associated with the divestiture of the Brazilian operations of Workhorse during fiscal 2024 and the settlement of certain participant balances within the pension plan maintained by WAVE.
•
A pre-tax loss of $16,059 related to the sale of our 50% noncontrolling equity investment in ArtiFlex during fiscal 2023.
•
A net gain of $2,063 related to a sale-leaseback transaction during fiscal 2023.
(5)
Excludes $2,655 of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings during fiscal 2025 related to the accelerated vesting of certain outstanding equity awards upon the retirement of our former CEO effective November 1, 2024.

PART I

Unless otherwise indicated, all Note references in this Form 10-K refer to the notes to the Consolidated Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K. All dollar amounts within Part I are presented in thousands of dollars except per share amounts.

Item 1. — Business

Overview

Founded in 1955 as Worthington Industries, we are one of the leading designers and manufacturers of products sold to consumers, primarily through retail channels, in the tools, outdoor living and celebrations market categories as well as a wide array of highly specialized building products that primarily serve customers in the residential and non-residential construction markets, including ceiling suspension systems and light gauge metal framing products, respectively, through our unconsolidated joint ventures, WAVE and ClarkDietrich, as well as wholly-owned and consolidated operations that produce pressurized containment solutions for heating, cooking and cooling applications, among others. Our business strategy is rooted in our people first culture that values our relationships across the spectrum and revolves around products and services that improve everyday life by elevating spaces and experiences. Originally founded as a value-added steel processor domiciled under the laws of the State of Ohio, we expanded our offerings to include manufactured metal products organized around attractive end market under two separate and distinct reportable operating segments: Consumer Products and Building Products.

We believe the foundation of our success is rooted in our people first philosophy and our belief that people are our most important asset, which serves as a basis for our unwavering commitment to our employees, customers, suppliers, and investors. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, which encompasses certain proprietary business and management models, procedures, content and materials, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new products and applications, and pursuing strategic investments and acquisitions.

Our fiscal year ends each May 31, and our fiscal quarters end on the final day of each of August, November, February and May. Our common shares are traded on the New York Stock Exchange under the symbol “WOR.”

Separation of the Steel Processing Business

On December 1, 2023, we completed the Separation of our former steel processing business into a separate public company in a transaction intended to qualify as tax free to our shareholders, which was accomplished via the Distribution. Worthington Steel is an independent public company. The operating results of our former steel processing business are reported as discontinued operations for all periods presented prior to the Separation. All discussions within this Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only our continuing operations unless otherwise noted.

Following the completion of the Separation, Worthington Industries, Inc. changed its name to Worthington Enterprises, Inc. and its common shares continue trading on the NYSE under the ticker symbol WOR. On December 1, 2023, the common shares of Worthington Steel began trading on the NYSE under the ticker symbol WS.

Key Strengths

We believe our established portfolio of market-leading brands positions us well to execute on our growth initiatives and overall business strategy. Our ability to manufacture at scale and leverage key customer relationships in diverse end markets distinguishes us from our competitors and creates barriers to entry. We also believe we are well-positioned to capitalize on certain secular trends impacting the markets that we serve, including initiatives that support long-term construction and supply chain investment.

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

The Worthington Business System

Strategic Business Developments

Elgen Acquisition: On June 18, 2025, we acquired Elgen, a leading provider of HVAC components, ductwork, and structural framing used primarily in commercial building applications across North America. The purchase price was approximately $93,000, subject to closing adjustments.

Ragasco Acquisition: On June 3, 2024, we completed the acquisition of Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price consisted of cash consideration of $108,563, including an earnout that was settled in March 2025. See “Note P – Acquisitions” for additional information.

Sustainable Energy Solutions Joint Venture: On May 29, 2024, we became a noncontrolling equity partner in an unconsolidated joint venture with Hexagon, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. We now hold a 49% noncontrolling equity stake in the joint venture, which focuses on the storage, transport, and distribution of industrial gasses, hydrogen and compressed natural gas using high pressure cylinder technology. The equity income of the Sustainable Energy Solutions joint venture is reported within Other. Additionally, upon closing, our Sustainable Energy Solutions business, as historically operated, is no longer part of our management structure and therefore the financial position and results of operations of this business are presented within Other on a historical basis through May 29, 2024.

Halo Acquisition: On February 1, 2024, we acquired an 80% ownership stake in Halo, an affiliate of HPG, an asset-light business with technology-enabled solutions in the outdoor cooking space. The total purchase price was $9,588. Refer to “Note P – Acquisitions” for additional information.

Segments

Our business is managed and reported under two operating segments: Consumer Products and Building Products, based on the nature of products and services provided. International operations accounted for approximately 17% of consolidated net sales in fiscal 2025, primarily to customers in Europe. Sales to one retail customer accounted for 12% of our consolidated net sales in fiscal 2025.

Refer to the following segment descriptions and “Note O – Segment Data” for a full description of our segments.

Consumer Products

Our Consumer Products segment has a diverse product offering in the tools, outdoor living and celebrations categories under market-leading brands that include the following: Balloon Time®, Bernzomatic®, Coleman® (licensed), Garden-Weasel®, General®, Halo®, Hawkeye™, Level5®, Mag-Torch®, Pactool International®, and Worthington Pro Grade™. These include propane-filled cylinders for torches, camping stoves and other applications, handheld torches, helium-filled balloon kits, specialized hand tools and instruments, drywall tools and accessories and gas grills and pizza ovens sold primarily to mass merchandisers, retailers and distributors. These offerings are used by a diverse customer base, ranging from DIY consumers to professional contractors and trades people across a variety of applications.

In fiscal 2025, Consumer Products generated approximately 43% of our consolidated net sales, compared to 40% and 39% in fiscal 2024 and fiscal 2023, respectively. Approximately 28% of fiscal 2025 Consumer Products net sales was attributable to our largest customer.

Consumer Products operates five facilities, with two in Kansas, and one each in Kentucky, New Jersey, and Wisconsin.

Consumer Products competes based on brand strength, product performance, customer service, innovation, and breadth of products. We face competition from both established national brands and private-label products, particularly in tools and outdoor living. Our diversified product line, innovation capabilities, and broad customer base contribute to our competitive positioning. Demand in the segment is driven by seasonal DIY activity, outdoor recreation trends, retail traffic patterns, and macroeconomic factors such as consumer confidence and discretionary spending. Many of our products benefit from recurring and replacement purchases, contributing to consistent baseline demand throughout the year.

Key End Markets and Product Categories

The key end markets and product categories in which our consumer products business competes include the following:

Tools: We sell a variety of tools for both professional and DIY consumers. Our products include hand-held torches, micro torches, lighters, accessories and fuel for constructing, fixing, making and creating; precision and specialty hand, digital and safety tools; and drywall tools and accessories used for finishing and taping, cutting, siding and roofing. Most of our products are sold online and to home centers and other retailers. We closely monitor key market activity, including, but not limited to inflationary pressures, consumer debt/income ratios, consumer spending levels, and activity within the adjacent repair and remodel end market, discussed further below in the discussion of Building Products end markets.

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

Celebrations: Our business in this category is generated primarily from celebration and party-related activities. Our products are available at many convenient locations, including mass retailers, party stores and craft stores. We closely monitor key market activity, including but not limited to, inflationary pressures, consumer debt/income ratios, and consumer spending levels. Our principal method of meeting competitive challenges in this market is by creating and maintaining leading brands and products that deliver superior value and performance at a competitive cost.

Building Products

Our Building Products business is a market-leading provider of pressurized containment solutions, providing critical components in essential end markets, such as heating, cooking, cooling and water, and, through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, barbeque grills and recreational vehicle equipment, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks. With the acquisition of Elgen on June 18, 2025, we expanded our portfolio to include HVAC parts and components, further strengthening our position across the end markets we serve.

We maintain two unconsolidated joint ventures that complement the wholly-owned operations within our Building Products business:

•
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

•
ClarkDietrich, a 25%-owned joint venture with CWBS-MISA is an industry leader in the manufacture and supply of light gauge steel framing products in the U.S. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, vinyl and finishing products used primarily in residential and commercial construction. ClarkDietrich operates 15 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland, Missouri, Oklahoma and Canada and two each in California, Florida, Ohio, and Texas.

In fiscal 2025, Building Products generated approximately 57% of our consolidated net sales, compared to 50% and 51% in fiscal 2024 and 2023, respectively.

Excluding WAVE and ClarkDietrich, our Building Products segment operates 10 facilities, with three in Ohio, two in New Jersey, and one each in Kentucky, Maryland, Rhode Island, Norway and Portugal.

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

Key End Markets

The key end markets in which our building products business competes include the following:

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

Other Unconsolidated Joint Ventures

In addition to ClarkDietrich and WAVE, we have two other unconsolidated joint ventures, both of which are reported within Other.

•
Sustainable Energy Solutions, a 49%-owned joint venture with Hexagon focused on high-pressure storage systems for industrial gasses, hydrogen and compressed natural gas infrastructure primarily in Europe. This joint venture operates three facilities, one each in Austria, Germany, and Poland.

•
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

We purchase steel in large quantities at regular intervals from Worthington Steel through the Steel Supply Agreement. Refer to “Note T – Related Party Transactions” for additional information. In nearly all market conditions, steel is available from a few suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business.

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

Intellectual Property

We own several patents, trademarks, copyrights, and trade secrets, as well as licenses to intellectual property owned by others. Although our patents, copyrights, trademarks, trade secrets, and other intellectual property rights are important to our success, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to our business. Each registered trademark has an original duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. Our collective intellectual property portfolio provides a competitive advantage by protecting our innovations, brand identity, and proprietary processes, thereby supporting our market positioning and revenue generation. We intend to continue using the trade names and trademarks described above and to timely renew each of our registered trademarks that remains in use.

Human Capital Management

As of May 31, 2025, we had approximately 3,400 employees and our unconsolidated joint ventures employed approximately 2,600 additional individuals. Approximately 10% of the individuals in those two groups are represented by collective bargaining units. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

Our human capital strategy focuses on several priorities:

People-First Culture: In line with our people-first philosophy, our employees have always been, and will always be, our most important asset. We operate under a set of core values that are rooted in our long-standing philosophy, which emphasizes the Golden Rule. These core values guide us as a company, including in our approach to human capital management. As such, we are continually focused on creating and maintaining a strong culture. Our culture provides employees with opportunities for personal and professional development, as well as community engagement, all of which we believe contribute to our overall success. We have repeatedly been recognized as a top place to work and we maintain a focus on safety, wellness, and promoting a diverse and inclusive culture.

Talent Development: Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on our ability to attract, train and retain talented personnel at all levels of our organization. As a result, we offer our employees competitive compensation and benefits, as compared to others in our industry, which include opportunities to participate in profit sharing plans. We also strive to provide our employees with continuous opportunities to learn the skills necessary to maximize their performance and develop new skills that allow them to maximize their potential.

Safety, Health, and Wellness: We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record. For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, and not just the safety of our employees, but the safety of everyone who enters our facilities. We also provide our employees and their families with access to above-market benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off. We have a broad array of other employee centered-benefits and programs, including a medical center, a pharmacy, chiropractic care, on-site fitness centers, free health screenings, health fairs, and other Company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

Diversity, Equity, and Inclusion: We believe that diversity of all types contributes to our success. We are committed to increasing the diversity of our employee base at all levels of our organization because we believe our differences make us better and that diverse thoughts and experiences drive innovation and produce better results. Our strategy is guided by a dedicated team of senior leaders, the Head of Human Resources, and overseen by the Board and its committees, focusing on inclusive leadership, workforce representation, community partnerships, and employee-led resource groups. Initiatives are reported on annually as a part of regular board meetings. With our philosophy as our foundation, we are building an environment where diversity is valued, and we are committed to fostering a workplace where all employees feel they belong and are empowered to do their best work.

Available Information

We are headquartered in Columbus, Ohio and maintain a website at https://www.worthingtonenterprises.com. Information contained on our website is not incorporated into this document. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other information about us are available free of charge through our website as soon as reasonably practicable after those documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. Reference in this Form 10-K to our website and the SEC’s website is an inactive text reference only.

Item 1A. — Risk Factors

Our future results and the market price for the common shares are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Form 10-K, including “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain risks to our business, our results, our strategies and the common shares. Consideration should be given to the risk factors described below as well as those in the “Cautionary Note Regarding Forward-Looking Statements” section at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K. The risks described below are those that we have identified as material but are not the only risks and uncertainties facing us or our shareholders. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, rules, regulations or accounting rules, fluctuations in interest rates, terrorism, war or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition, and/or the common shares.

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

Competition

We face intense competition which may cause decreased demand, decreased market share and/or reduced prices for our products and services, which could have an adverse effect on our financial results. Our businesses operate in industries that are highly competitive and have been subject to increasing consolidation of customers. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of domestic and foreign competitors in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our businesses and financial results. Depending on a variety of factors, including raw material, energy, labor and capital costs, freight availability, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces. Competition may also increase if suppliers to our customers begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our businesses and financial results.

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

Pandemics and Other Public Health Emergencies

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

Geopolitical Unrest

Ongoing and emerging geopolitical conflicts and armed hostilities in certain regions of the world present increasing levels of uncertainty and may adversely affect our business and results of operations. The length, impact, and outcome of such unrest, and the potential effects on our business, are highly volatile and difficult to predict. These events have caused, and could continue to cause, significant market and operational disruptions (particularly for our operations in Europe), including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social unrest, trade disputes or barriers, changes in consumer or purchaser preferences, and increases in cyberattacks and espionage. Further, the broader consequences of geopolitical instability may also heighten many of the risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of iron, steel, oil, natural gas, and other commodities; increased exposure to cyberattacks; disruptions in global supply chains; and exposure to foreign currency fluctuations and potential constraints or disruptions in the capital markets and our sources of liquidity. We do not conduct business, either directly or indirectly, in areas currently experiencing armed conflict and, as such, we believe our exposure is principally limited to the impact of such events on macroeconomic conditions, including volatility in commodity and energy prices and supply.

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

We, along with third parties, may use data from our information systems and publicly available sources with AI technologies and tools. The use of AI may increase risks of data exposure, including unauthorized access, misuse, or unintentional disclosure of sensitive information. The evolving and broader use of AI tools and technologies may also impact the effectiveness of our cybersecurity, regulatory compliance and intellectual property protection programs.

Artificial Intelligence

Our business operations increasingly rely on AI technologies to enhance efficiency, improve decision-making, and provide innovative solutions; while AI offers significant benefits, it also presents several risks that could adversely affect our business, financial condition, and results of operations. AI systems are complex and require substantial resources for development, implementation, and maintenance. Any failure or malfunction in these systems could disrupt our operations, leading to delays, errors, or inefficiencies. Additionally, AI technologies may not perform as expected or may produce inaccurate or biased results, which could negatively impact our decision-making processes and customer satisfaction. AI systems often require large volumes of data to function effectively. The collection, storage, and processing of this data pose significant privacy and security risks. Unauthorized access, data breaches, or misuse of data could result in legal liabilities, regulatory penalties, and reputational damage. Ensuring compliance with data protection laws and safeguarding sensitive information is critical to mitigating these risks. The regulatory landscape for AI is evolving, and new laws or regulations could impose additional compliance requirements or restrictions on the use of AI technologies. Failure to adhere to these regulations could result in legal challenges, fines, or other penalties. Furthermore, the use of AI may raise ethical and legal concerns, particularly regarding transparency, accountability, and fairness, which could lead to increased scrutiny from regulators and stakeholders. We may rely on third-party providers for AI technologies and services. Any disruption, failure, or termination of these relationships could impact our ability to effectively utilize AI in our operations. Additionally, third-party providers may face their own operational, security, or regulatory challenges, which could indirectly affect our business. The field of AI is rapidly evolving, and staying abreast of technological advancements is essential to maintaining a competitive edge. Failure to adapt to new AI technologies or to invest in necessary upgrades could result in obsolescence or reduced effectiveness of our AI systems. This could adversely affect our market position and financial performance. While AI technologies offer substantial opportunities for innovation and growth, they also present significant risks that must be carefully managed. We are committed to investing in AI systems, complying with relevant regulations, and taking steps to provide appropriate privacy and security to mitigate these risks. However, there can be no assurance that we will be able to fully address these challenges, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

Acquisitions and Equity Investments

We may be unable to successfully consummate, manage or integrate our acquisitions or other equity investments or our acquisitions and investments may not meet our expectations. A portion of our growth has occurred through acquisitions. We may from time to time continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition or investment opportunities will arise or, if they do, that they will be consummated, or that any additional financing needed for such opportunities will be available on satisfactory terms when required. In addition, acquisitions and investments involve risks that the businesses acquired or in which we invest will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses will prove incorrect, that we may assume unknown liabilities from the seller, that the businesses may not be integrated successfully and that the acquisitions and investments may strain our management resources or divert management’s attention from other business concerns. International acquisitions and investments may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Also, failure to successfully integrate any of our acquisitions or investments may cause significant operating inefficiencies and could adversely affect our operations and financial condition. Even if the operations of an acquisition or investment are integrated successfully, we may fail to realize the anticipated benefits of the acquisition or investment, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all. Failing to realize the benefits could have a material adverse effect on our financial condition and results of operations.

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the five-year period ended May 31, 2025, our total capital expenditures, including acquisitions and investment activity, were approximately $604,623. Additionally, as of May 31, 2025, we were obligated to make aggregate operating and financing lease payments of $26,318 and $6,329, respectively, under lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, and availability under the Credit Facility) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

The loss of senior management or other key employees, or effective succession planning strategies may have a material adverse impact on our business. We cannot ensure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. The loss of any member of our management team and the failure to find qualified replacements and effectively transition any successors could adversely impact our business and operations. We have not entered into any formal employment contracts with or other stand-alone change in control agreements relative to our executive officers. However, we do have certain change in control provisions in our various compensation plans. We may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks.

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

Legal, Regulatory, and Compliance

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

We have developed a program for assessing, identifying and managing material risks from cybersecurity threats to our information and information systems. Our cybersecurity program is designed to safeguard against an evolving threat landscape through effective identification, prevention, detection, response and recovery processes. Our cybersecurity risk management processes include frequent assessment of our top cybersecurity risks and mitigations. We have a comprehensive cybersecurity program which includes risk management designed to protect the confidentiality, integrity and availability of our information systems and maintain compliance.

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

The CIO has extensive leadership experience with 25 years of experience in information technology, project management, business applications including manufacturing. The CISO is responsible for overseeing our cybersecurity risk management program, in coordination with the CIO and our other business leaders, including in the legal, internal audit, finance and risk management departments. The CISO has extensive cybersecurity knowledge and skills gained from over 25 years of technical and business experience in the cybersecurity and information security fields. The CISO reports directly to the CIO who in turn reports directly to the CEO. The CISO receives reports on cybersecurity threats on an ongoing basis and, regularly reviews risks to identify and mitigate data protection and cybersecurity risks. The CISO and CIO also work closely with our legal department to oversee compliance with applicable legal, regulatory and contractual security requirements.

Our cybersecurity and risk management program encompasses several key areas consisting of threat and vulnerability management that help to identify, prioritize and reduce cybersecurity gaps or weaknesses. We regularly educate and share best practices with our employees to raise awareness of cybersecurity threats creating a culture where everyone shares responsibility to help protect our sensitive data and information. All employees are regularly provided cybersecurity training and involved in phishing prevention campaigns to raise awareness. Our identity and access management program involves access controls for least privileged access and additional authentication methods. We have many cybersecurity systems including firewalls, intrusion detection systems, continuous monitoring by a full-time Security Operation Center to defend against unauthorized access. Incident response exercises are performed using our response and ransomware playbooks ensuring our readiness to response to cybersecurity events. We have a risk management program for our critical third-party vendors focusing on mitigating risks from external sources. Those third-party applications are monitored and access is reviewed including evaluating System and Organization Controls reports. We have an AI governance council and approval process who key activity is to review, evaluate risk of AI technology.

Our cybersecurity program’s effectiveness is based on recognized best practices, standards, and frameworks for cybersecurity and information technology, including periodic evaluation against established quantifiable goals and other external benchmarks, including the Center for Internet Security, the National Institute of Standards and Technology and several other security frameworks. The evaluation is conducted through periodic internal and external risk assessments and compliance audits. We regularly engage third parties in order to help conduct evaluations and assessments and to advise us on the effectiveness of our cybersecurity program.

During fiscal 2025, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect us or our strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

Item 2. — Properties

Our principal corporate offices are located in an owned building in Columbus, Ohio, which also houses the principal corporate offices of our operating segments. We also own three facilities in Columbus, Ohio used for administrative and medical purposes. At May 31, 2025, including our consolidated and unconsolidated joint ventures, we owned or leased more than 4,000,000 square feet of space for operations, most of which is dedicated to manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs. All of the locations we operate facilitate manufacturing and/or distribution activities.

Operating Segments

Operating Segment	Location	Number of facilities	Leased	Owned
Consumer Products	Kansas (2), New Jersey, Wisconsin	4	2	2
Building Products	Kentucky, Maryland, Ohio (3), Rhode Island, New Jersey (2), Norway, Portugal	10	3	7
	Total	14	5	9

Consolidated Joint Venture

Joint Venture	Location	Number of facilities	Leased	Owned
Halo	Kentucky	1	1	-
	Total	1	1	-

Unconsolidated Joint Ventures

Joint Venture	Location	Number of facilities	Leased	Owned
ClarkDietrich	California (2), Connecticut, Georgia, Illinois, Maryland, Missouri, Florida (2), Ohio (2), Oklahoma, Texas (2), Canada	15	13	2
Sustainable Energy Solutions	Austria, Germany, Poland	3	-	3
WAVE	California (2), Georgia, Maryland (2), Michigan, Nevada	7	5	2
Workhorse	Minnesota, South Dakota, Tennessee	3	3	-
	Total	28	21	7

Item 3. — Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 4. — Mine Safety Disclosures

Not applicable.

Supplemental Item — Information about the Executive Officers of Worthington Enterprises

The following table lists the names, ages, positions and term of present office of the individuals serving as executive officers of Worthington Enterprises as of July 30, 2025.

Name	Age	Position(s) with the Registrant	Present Office Held Since
Joseph B. Hayek	53	President and Chief Executive Officer	2024
Colin J. Souza	37	Vice President and Chief Financial Officer	2024
James R. Bowes	42	President – Building Products	2023
Kevin J. Chan	43	Vice President – Corporate Controller	2023
Patrick J. Kennedy	44	Vice President – General Counsel and Secretary	2021
Sonya L. Higginbotham	49	Senior Vice President & Chief of Corporate Affairs, Communications & Sustainability	2023
Steven M. Caravati	43	President – Consumer Products	2021

Joseph B. Hayek has served as President and CEO of Worthington Enterprises since November 1, 2024. Mr. Hayek served as Executive Vice President and Chief Financial and Operations Officer of Worthington Enterprises from December 2023 to November 2024 and Vice President and Chief Financial Officer from November 2018 to November 2023. Mr. Hayek served as Vice President and General Manager of our oil and gas equipment business unit from March 2017 to November 2018. From April 2014 to March 2017, Mr. Hayek served as Worthington Enterprises’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining us, Mr. Hayek served as President of Sarcom, Inc. (n/k/a PCM Sales, Inc.), a value-added IT solutions provider and the largest division of PCM, Inc.

Colin J. Souza has served as Vice President and Chief Financial Officer of Worthington Enterprises since November 1, 2024. From December 2023 to November 2024, Mr. Souza served as Vice President – Finance. Prior to that, he held roles as Manager and then Director of Mergers & Acquisitions and Corporate Development from July 2019 to November 2023. Mr. Souza joined Worthington in 2011 and served in various finance and other capacities until July 2019.

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

Kevin J. Chan has served as Vice President – Corporate Controller and the principal accounting officer of Worthington Enterprises since December 2023. Mr. Chan served as Director of Financial Reporting of Worthington Enterprises from November 2017 to November 2023 and Manager of Financial Reporting from November 2010 to November 2017. Prior to joining us in 2010, Mr. Chan served as Manager, External Reporting & Technical Accounting at Cardinal Health, Inc., a healthcare services and products company, for two years after spending the first three years of his career in the audit practice of KPMG LLP.

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

PART II

Item 5. — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WOR. As of July 23, 2025, Worthington Enterprises had 5,767 registered shareholders.

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

The following stock performance graph and table compare the cumulative total stockholder return on the common shares with the cumulative total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for each of the last five fiscal years ended May 31, 2025, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of the common shares.

	5/20	5/21	5/22	5/23	5/24	5/25
Worthington Enterprises, Inc.	$100.00	$226.77	$162.57	$200.43	$332.16	$348.41
S&P SmallCap 600	$100.00	$173.07	$157.96	$146.50	$176.29	$173.21
S&P SmallCap 600 Industrials Index	$100.00	$170.87	$160.20	$169.27	$231.32	$235.83

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2025, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during fiscal 2025 that were not registered under the Securities Act.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
March 1-31, 2025	1,119	$41.74	-	5,565,000
April 1-30, 2025	154,097	47.64	152,000	5,413,000
May 1-31, 2025	48,084	54.06	48,000	5,365,000
Total	203,300	$47.81	200,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). A total of 4,635,000 common shares have been repurchased since the latest authorization, leaving 5,365,000 common shares available for repurchase under these authorizations at May 31, 2025, and such authorizations are not subject to a fixed expiration date. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 6. — Reserved

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A contains forward-looking statements within the meaning of the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K and “Part I - Item 1A. - Risk Factors” of this Form 10-K.

This MD&A should be read in conjunction with our consolidated financial statements and the related Notes in this Form 10-K. It is intended to provide insight into the financial condition and results of operations to allow investors to view the Company from the perspective of management. The historical results discussed herein include the operations of Worthington Steel, which are presented as discontinued operations in all periods prior to the Separation, as further described in “Note A – Summary of Significant Accounting Policies.”

Business Overview

We are a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct reportable operating segments: Consumer Products and Building Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new products and applications, and pursuing strategic investments and acquisitions.

Our Consumer Products business has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools, propane-filled camping cylinders helium-filled balloon kits, and accessories and gas grills and pizza ovens sold primarily to mass merchandisers, retailers and distributors.

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

Activity outside of our two reportable segments is presented within “Other” and “Unallocated Corporate” as described further below.

Other includes the activity of our Sustainable Energy Solutions and Workhorse unconsolidated joint ventures, as well as the activity of our former Sustainable Energy Solutions operating segment, on an historical basis, through May 29, 2024.

Unallocated Corporate includes certain assets and liabilities (e.g. public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level, including direct and incremental costs incurred in connection with the Separation but not attributed to discontinued operations in fiscal 2024 and fiscal 2023.

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

Acquisitions and Divestitures

Fiscal 2025

On June 3, 2024, we completed the acquisition of Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price consisted of cash consideration of $108.6 million, including the acquisition date fair value of contingent consideration that was settled in March 2025 for approximately $11.5 million, resulting in incremental expense in restructuring and other expense, net in our consolidated statement of earnings of $4.5 million. See “Note P – Acquisitions” for additional information.

Fiscal 2024

On May 29, 2024, we became a noncontrolling equity partner in an unconsolidated joint venture with Hexagon, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. We now hold a 49% noncontrolling equity stake in the joint venture, which is accounted for under the equity method. Our retained interest does not qualify as a standalone operating segment and is reported within Other. As a result of the transaction, the financial position and results of operations of the former Sustainable Energy Solutions business are reflected in Other on a historical basis through May 29, 2024 and post deconsolidation. See “Note O – Segment Data” for additional information.

On February 1, 2024, we acquired an 80% ownership stake in Halo, an affiliate of HPG, an asset-light business with technology-enabled solutions in the outdoor cooking space. The total purchase price was approximately $9.6 million. Refer to “Note P – Acquisitions” for additional information.

Factors Affecting Revenues

Demand Trends

General Economic Conditions

Demand for our products is closely tied to broader macroeconomic conditions and overall consumer and business sentiment. Shifts in inflation, interest rates, disposable income, and construction activity directly influence purchase behavior, capital investment, and distributor inventory management.

The macroeconomic and geopolitical environment remained complex and evolving through the end of fiscal 2025, as easing inflation was offset by continued elevated interest rates, slowing economic activity, and heightened global tensions. U.S. GDP declined at an annualized rate of 0.5% during the first quarter of calendar year 2025, down sequentially from 2.4% growth in the fourth quarter of calendar year 2024, signaling a clear loss of economic momentum. Inflation continued to moderate, with the Consumer Price Index rising 2.4% year-over-year in May 2025, down from 3.1% in February 2025, and moving closer to the Federal Reserve’s 2% target. The Federal Reserve held the federal funds rate steady at 4.25% – 4.50% during the fiscal 2025 fourth quarter, while borrowing costs remained high; the average 30-year fixed mortgage rate was 6.89% at the end of May 2025, relatively unchanged from May 2024. In May 2025, the U.S. and China began a 90-day trade negotiation period following mutual tariff reductions, offering tentative relief on the trade front, even as U.S. military strikes on Iranian nuclear facilities raised geopolitical risk and market volatility.

We believe these dynamics — tight credit conditions, softening industrial activity, and global uncertainty — continued to weigh on both consumer and business sentiment throughout fiscal 2025 and may impact new activity across our key end markets entering fiscal 2026. Within our Consumer Products segment, inflation-driven cost consciousness and elevated interest rates influenced discretionary purchases and contributed to cautious buying patterns. In Building Products, rising financing costs constrained new construction demand, while slowing industrial activity impacted select commercial and infrastructure-related channels. We expect demand to remain uneven in the near term.

Inventory Management

Demand for our products is influenced by the inventory management strategies of our retail and distribution partners. Periods of customer destocking, when our customers reduce their own inventories, can lead to lower order volumes, even when consumer sell-through remains steady. Conversely, customers’ restocking can temporarily elevate shipments above underlying end-user demand. As a result, shifts in customers’ inventory levels can meaningfully impact our reported revenue and margin performance, particularly in the Consumer Products segment, where a large volume of products flow through big box retailers.

During fiscal 2025, inventory positions for most of our key customers was aligned with end-user demand, and ordering behavior become more consistent with point-of-sale trends. While we expect our customers to remain sensitive to the softer macroeconomic environment, we believe the broad destocking cycle impacting fiscal 2024 has largely run its course. We continue to monitor customer inventory and sell-through levels closely and remain focused on aligning production, fulfillment, and working capital strategies accordingly.

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

We actively monitor publicly available economic data and leading indicators across our key end markets. The table and discussion that follow summarize select indicators that we monitor on a regular basis and that we believe are most relevant to our near-term outlook.

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

Overall demand across our key end markets remained mixed, but generally stable during fiscal 2025. In residential construction, U.S. private housing starts declined 5% from May 2024, and the HMI fell to 34, its lowest level since November 2023 and second-lowest since June 2012, signaling a notably subdued new home pipeline. We believe homebuilder sentiment continues to be weighed down by persistently high mortgage rates, tariff-driven increases in material costs, and broader macroeconomic uncertainty. In non-residential construction, the ABI has remained below the 50-point growth threshold for more than a year, indicating that broad-based commercial and institutional starts will likely remain uneven. However, demand tied to data centers and federally funded manufacturing projects continues to be a bright spot. The repair and remodel industry has shown encouraging signs, with Harvard’s LIRA projecting homeowner improvement spending to rise approximately 2.5% through early 2026, supporting steady demand for many of our tools and DIY products. Taken together, we anticipate continued caution from both consumers and builders and expect demand across our key end markets to remain mixed in the near term.

Factors Affecting Operating Costs

Raw Materials

Our largest raw material expenditures include cold-rolled and hot-rolled steel, propane, propylene, and aluminum. Fluctuations in the prices of these inputs have a direct impact on our cost of goods sold and overall financial performance.

Steel remains our most significant direct material cost across both the Consumer Products and Building Products segments. During fiscal 2025, prices for both hot-rolled and cold-rolled steel moderated from the elevated levels experienced in fiscal 2024. This decline contributed to improved spread as we maintained consistent pricing discipline across our product portfolio. Our sourcing strategy, combining firm-price contracts for select inputs with index-based agreements for others, allowed us to manage volatility and capture cost advantages as prices declined.

In contrast, aluminum costs increased during fiscal 2025, largely driven by changes to U.S. trade policy. In the fourth quarter of fiscal 2025, Section 232 tariffs on imported aluminum were raised from 25% to 50%, significantly increasing the cost of certain components used in our products. These changes impacted components such as fuel cylinder valves and other aluminum-intensive assemblies. Where possible, we mitigated these increases through forward purchasing and supplier negotiations, but tariff-related cost pressure on aluminum is expected to persist into fiscal 2026.

Other key inputs such as propane and propylene were relatively stable throughout fiscal 2025, with a portion of our requirements secured through fixed-price agreements. Helium and other gases also declined modestly in cost compared to fiscal 2024, benefiting margins in select consumer-facing product lines.

We continue to actively monitor commodity markets and maintain a diversified sourcing strategy to ensure continuity of supply and cost discipline. Our approach to material procurement supports margin stability and helps mitigate the impact of input price volatility on our results.

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

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

The tables throughout this section present, on a comparative basis, our consolidated results of operations for the periods presented. For a discussion of the non-GAAP financial measures presented in the following table, as well as a reconciliation of the differences between each non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP, refer to the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-K.

	2025	2024	Change
GAAP Financial Measures
Net sales	$1,153.8	$1,245.7	$(91.9)
Operating loss	(10.7)	(73.5)	62.8
Earnings before income taxes	128.8	74.0	54.8
Net earnings from continuing operations attributable to controlling interest	96.1	35.2	60.9
Equity income	144.8	167.7	(22.9)
EPS from continuing operations - diluted	1.92	0.70	1.22

Non-GAAP Financial Measures (1)
Adjusted operating income	$50.6	$20.9	$29.7
Adjusted EBITDA from continuing operations	263.5	251.0	12.5
Adjusted EPS from continuing operations - diluted	3.07	2.84	0.23

(1)
Reconciliations for each of these non-GAAP financial measures to their most comparable GAAP financial measure is provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales and Volume

The following table provides a breakdown of consolidated net sales by operating segment for the periods indicated:

			Change
	2025	2024	$	%
Consumer Products	$499.7	$495.3	$4.4	0.9%
Building Products	654.1	619.0	35.1	5.7%
Total reportable segments	1,153.8	1,114.3	39.5	3.5%
Other	-	131.4	(131.4)	N.M.
Consolidated	$1,153.8	$1,245.7	$(91.9)	(7.4%)

The following table provides volume (in units) by operating segment for the periods presented:

			Change
	2025	2024	Units	%
Consumer Products	69,075,737	66,632,148	2,443,589	3.7%
Building Products	14,234,140	14,157,050	77,090	0.5%
Total reportable segments	83,309,877	80,789,198	2,520,679	3.1%
Other	-	523,169	(523,169)	N.M.
Consolidated	83,309,877	81,312,367	1,997,510	2.5%

•
Consumer Products – Net sales totaled $499.7 million in fiscal 2025, an increase of $4.4 million, or 0.9%, from the prior fiscal year, primarily due to higher volumes and a slightly favorable product mix.

•
Building Products – Net sales totaled $654.1 million in fiscal 2025, an increase of $35.1 million, or 5.7%, compared to the prior fiscal year, which was largely driven by contributions from Ragasco and favorable product mix, partially offset by lower overall volumes, excluding Ragasco.

•
Other – Net sales in the prior year period are related to our former Sustainable Energy Solutions operating segment, which was deconsolidated on May 29, 2024, when we sold a 51% interest in the business. In periods after the sale transaction, our 49% retained interest is accounted for under the equity method as discussed in “Note C – Investments in Unconsolidated Affiliates.”

Gross profit

			Change
	2025	2024	$	%
Gross profit	$319.0	$285.0	$34.0	11.9%
Gross margin %	27.6%	22.9%

•
Gross profit was $319.0 million in fiscal 2025, an increase of $34.0 million, or 11.9%, over the prior fiscal year, driven by higher contributions from both Consumer Products and Building Products. In Consumer Products, gross profit increased $15.8 million on favorable product mix and higher overall volume. In Building Products, gross profit increased $21.5 million on contributions from Ragasco and favorable mix. In addition to the factors described above, gross margin benefited from the deconsolidation of our Sustainable Energy Solutions business on May 29, 2024.

			Change
	2025	2024	$	%
SG&A	$268.4	$283.5	$(15.1)	(5.3%)
Net Sales %	23.3%	22.8%

•
SG&A was $268.4 million in fiscal 2025, a decrease of $15.1 million, or 5.3%, from the prior fiscal year. The decrease was primarily attributable to the elimination of certain corporate costs that no longer exist following the Separation, but were included in net earnings from continuing operations in the prior year, as well as the net impact of acquisitions and divestitures. This was partially offset by higher profit sharing and bonus expense to correspond with the improvement in pre-tax earnings.

Other Operating Items

	2025	2024	Change
Impairment of goodwill and long-lived assets	$50.8	$33.0	$17.8
Restructuring and other expense, net	10.5	29.3	(18.8)
Separation costs	-	12.7	(12.7)

•
Impairment activity in fiscal 2025 primarily reflects the non-cash write-down of intangible assets associated with GTI, totaling $50.1 million. Impairment charges in the prior fiscal year related primarily to the impairment of goodwill and other assets immediately prior to the deconsolidation of our Sustainable Energy Solutions business in May 2024. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

•
Restructuring and other expense, net during fiscal 2025 included a $4.5 million increase in the fair value of the contingent liability associated with the Ragasco earnout arrangement, as well as stock-based compensation expense of $2.6 million related to the accelerated vesting of certain equity awards upon the retirement of our former CEO. Restructuring charges in the prior fiscal year were primarily related to the deconsolidation of our Sustainable Energy Solutions business.

•
Separation costs in the prior fiscal year reflect direct and incremental costs incurred in connection with the Separation and attributable to our continuing operations.

Other Non-Operating Items

	2025	2024	Change
Miscellaneous expense, net	$3.2	$17.1	$(13.9)

•
Miscellaneous expense in fiscal 2025 was driven primarily by the write down of an investment in notes receivable that was determined to be other than temporarily impaired, resulting in a pre-tax charge of $5.0 million. Miscellaneous expense in fiscal 2024 was primarily driven by (1) the annuitization of the remaining projected benefit obligation of the inactive Gerstenslager Plan, which resulted in a pre-tax charge of $8.0 million and (2) the write-down of an investment in notes receivable that was determined to be other than temporarily impaired, resulting in a pre-tax charge of $11.2 million.

Equity Income

			Change
	2025	2024	$	%
WAVE (1)	$110.1	$103.3	$6.8	6.6%
ClarkDietrich (1)	40.8	59.8	(19.0)	(31.8%)
Other (2)	(6.1)	4.6	(10.7)	(232.6%)
Equity income	$144.8	$167.7	$(22.9)	(13.7%)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of equity earnings of the Workhorse and the Sustainable Energy Solutions joint ventures.

•
Equity income totaled $144.8 million in fiscal 2025, a decrease of $22.9 million compared to the prior fiscal year, as higher contributions from WAVE were offset by a decline at ClarkDietrich, down $19.0 million, largely due to margin compression driven by lower steel prices. The decrease also reflects lower contributions from Workhorse, which benefited from a $2.8 million gain in the prior fiscal year, and from the Sustainable Energy Solutions joint venture, which included a $3.4 million non-cash impairment charge in fiscal 2025.

Income Tax Expense

			Change
	2025	2024	$	%
Income tax expense	$33.8	$39.0	$(5.2)	(13.3%)
Annual ETR	26.1%	52.6%
Annual adjusted ETR	23.0%	23.5%

•
Income tax expense totaled $33.8 million in fiscal 2025, compared to $39.0 million in the prior fiscal year. The decrease was primarily due to the impact of one-time discrete tax charges related to the Separation and charges associated with the deconsolidation of our Sustainable Energy Solutions business in the prior fiscal year, partially offset by higher pre-tax earnings in fiscal 2025. The effective tax rate for fiscal 2025 was 26.1%, compared to 52.6% in the prior fiscal year. On an adjusted basis, the annual effective tax rate was 23.0% in fiscal 2025, compared to 23.5% in the prior fiscal year. Refer to “Note M – Income Taxes” for additional information.

The following table provides a summary of adjusted EBITDA from continuing operations by reportable segment, a non-GAAP financial measure, along with the respective percentage of net sales for each reportable segment and on a consolidated basis. Refer to the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-K for additional information regarding our use of non-GAAP financial measures. A reconciliation of earnings before income taxes from continuing operations to adjusted EBITDA from continuing operations is provided in “Note O – Segment Data.”

		% of		% of	Change
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$82.7	16.5%	$69.6	14.1%	$13.1	18.8%
Building Products	211.3	32.3%	210.1	33.9%	1.2	0.6%
Total reportable segments	$294.0	25.5%	$279.7	25.1%	$14.3	5.1%
Other	(2.7)	N.M.	(3.3)	N.M.	0.6	18.2%
Unallocated Corporate	(27.9)	2.4%	(25.4)	2.0%	(2.5)	9.8%
Consolidated	$263.4	22.8%	$251.0	20.1%	$12.4	4.9%

•
Consumer Products – Adjusted EBITDA from continuing operations totaled $82.7 million in fiscal 2025, an increase of $13.1 million, or 18.8%, compared to the prior fiscal year. The increase was primarily driven by favorable product mix and higher overall volume.

•
Building Products – Adjusted EBITDA from continuing operations was $211.3 million, an increase of $1.2 million, or 0.6% compared to the prior fiscal year. The increase was largely due to contributions from Ragasco and favorable product mix, nearly offset by lower overall volume, excluding Ragasco, and lower overall contributions of equity income.

•
Other – Adjusted EBITDA from continuing operations improved $0.6 million compared to the prior fiscal year, driven by lower losses following the deconsolidation of our former Sustainable Energy Solutions operating segment in May 2024, partially offset by lower equity earnings from Workhorse, which benefited from a $2.8 million gain related to the divestiture of its Brazilian operations in the prior year period.

•
Unallocated Corporate – Unallocated SG&A increased $2.5 million compared to the prior fiscal year, primarily due to higher profit sharing and bonus expense to correspond with improvements in pre-tax earnings.

Fiscal 2024 Compared to Fiscal 2023

For a comparison of our results of operations for fiscal 2024 and fiscal 2023, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2024 Compared to Fiscal 2023” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed with the SEC on July 30, 2024.

Liquidity and Capital Resources

During fiscal 2025, we generated $209.7 million of cash from operating activities, invested $50.6 million in property, plant and equipment, spent $95.0 million to acquire Ragasco, and received $11.4 million for the sale of 51% of our former Sustainable Energy Solutions operating segment. Additionally, we paid $30.9 million to repurchase 700,000 common shares and paid dividends of $33.9 million on the common shares during fiscal 2025.

	2025	2024	2023
Net cash provided by operating activities	$209.7	$290.0	$625.4
Net cash used by investing activities	(135.1)	(140.8)	(71.8)
Net cash used by financing activities	(68.8)	(359.9)	(133.1)
Increase (decrease) in cash and cash equivalents	5.8	(210.7)	420.5
Cash and cash equivalents at beginning of period	244.2	454.9	34.5
Cash and cash equivalents at end of period	$250.0	$244.2	$455.0

The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows include the results of discontinued operations. See “Note B – Discontinued Operations” for a summarization of significant non-cash items related to discontinued operations

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least the next 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility. The Credit Facility had a total of $500.0 million of borrowing capacity available to be drawn as of May 31, 2025.

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

Net cash provided by operating activities was $209.7 million during fiscal 2025, compared to $290.0 million during fiscal 2024. The decrease was primarily due to lower net earnings in fiscal 2025 driven by the Separation and a $33.7 million decrease in dividends received from unconsolidated joint ventures.

Investing Activities

Net cash used by investing activities was $135.1 million during fiscal 2025, compared to $140.8 million during fiscal 2024. Net cash used by investing activities during fiscal 2025 was driven primarily by the acquisition of Ragasco for $95.0 million, including an earnout, and capital expenditures of $50.6 million, partially offset by $11.5 million of proceeds from the sale of 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment on May 29, 2024. Net cash used by investing activities in fiscal 2024 resulted primarily from capital expenditures of $83.5 million, investment in notes receivable of $14.9 million, a deposit of $11.4 million for the June 3, 2024 acquisition of Ragasco, and the acquisitions of Halo and Voestalpine for net cash consideration of $9.6 million and $21.0 million, respectively.

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

Financing Activities

Net cash used by financing activities was $68.8 million in fiscal 2025 compared to $359.9 million in fiscal 2024. The change was primarily due to activity related to the Separation transaction including the net distribution of $68.0 million to Worthington Steel and net proceeds of $172.2 million under Worthington Steel’s short-term credit facilities, which were assumed by Worthington Steel. During fiscal 2025, we paid $30.9 million to repurchase 700,000 common shares and paid dividends of $33.9 million on the common shares. During fiscal 2024, we redeemed in full our 2026 Notes for $243.6 million and our 2024 Notes for $150.0 million, as further discussed in “Note H – Debt.”

Long-term debt – We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2025, we were in compliance with the covenants in our long-term debt agreements. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. As of May 31, 2025, we were in compliance with the covenants in our short-term debt agreements.

We maintain the $500.0 million Credit Facility that matures on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association, or the Overnight Bank Funding Rate. The applicable margin is determined by our credit rating. There were no borrowings outstanding under the Credit Facility at May 31, 2025.

As discussed in “Note G – Guarantees,” we had in place $9.5 million in outstanding letters of credit for third-party beneficiaries as of May 31, 2025. No amounts were drawn against these outstanding letters of credit at May 31, 2025, and the fair value of these guaranteed instruments, based on premiums paid, was not material.

Common shares – During fiscal 2025, we declared dividends totaling $0.68 per common share at a quarterly rate of $0.17 per common share. During fiscal 2024, we declared dividends totaling $0.96 per common share, which consisted of three quarters of declared dividends under our pre-Separation capital structure and one quarter as a standalone company. Dividends paid on our common shares totaled $33.9 million in fiscal 2025 compared to $56.8 million during fiscal 2024. On June 23, 2025, the Board declared a quarterly dividend of $0.19 per common share for the first quarter of fiscal 2026, a $0.02 per share increase from the previous quarterly rate. The dividend is payable on September 29, 2025 to shareholders of record at the close of business on September 15, 2025.

On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 of the common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 of the common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). The total number of common shares available for repurchase under these authorizations at May 31, 2025 was 5,365,000.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. The following accounting estimates are considered to be the most critical to us, as these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Impairment of Goodwill and Indefinite-Lived Long-Lived Assets

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

During the fourth quarter of fiscal 2025, we were able to qualitatively conclude that the goodwill associated with our Consumer Products and Building Products reporting units was not impaired. We also determined that our indefinite-lived intangible assets were not impaired, with the exception of those related to GTI. During the fourth quarter of fiscal 2025, we identified an impairment indicator for the long-lived assets of the GTI business within the Consumer Products operating segment. As a result, we conducted an impairment review of the GTI asset group and concluded that the fair value of its indefinite-lived intangible assets was below their carrying amount. Accordingly, we recognized an impairment charge in the fourth quarter of fiscal 2025 to reduce the carrying value of the assets to their estimated fair market values. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

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

During the fourth quarter of fiscal 2025, we identified an impairment indicator for the GTI business within the Consumer Products operating segment. As a result, we performed a recoverability test on the GTI asset group, which indicated that the carrying amount was not fully recoverable. We subsequently measured and recognized an impairment charge to write down GTI’s primary finite-lived intangible asset to its estimated fair value. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

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

Assumptions and judgments: Significant judgment is required in determining our tax expense and in evaluating our tax positions. In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in our consolidated financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See “Note M – Income Taxes” for further information.

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

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments. These instruments are used primarily to mitigate market exposure. Refer to “Note Q – Derivative Instruments and Hedging Activities” for additional information.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities to maintain liquidity and fund operations. The nature and amount of our long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. We manage exposures to interest rates using a mix of fixed and variable rate debt. We use interest rate swap instruments to manage our exposure to interest rate movements. We are subject to interest rate volatility on our Credit Facility to the extent it is utilized. However, there were no outstanding borrowings under the Credit Facility as of May 31, 2025 or during fiscal 2025. Therefore, a hypothetical increase of 100 basis points in the benchmark rates would have had no impact on interest expense, net during fiscal 2025. See “Note H – Debt” for additional information.

We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. Refer to “Note H – Debt” for additional information regarding the 2032 Notes. The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 15-year fixed-rate debt. Upon pricing of the 2032 Notes, the derivative financial instrument was settled resulting in a gain of approximately $3.1 million, which was reflected in AOCI in our consolidated statements of equity and will be recognized in earnings, as a decrease to interest expense, over the life of the 2032 Notes.

We entered into an interest rate swap in March 2014, in anticipation of the issuance of the 2026 Notes. Refer to “Note H – Debt” for additional information regarding the 2026 Notes. The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt. Upon pricing of the 2026 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within AOCI in our consolidated statements of equity and was recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes. On July 28, 2023, when we redeemed the 2026 Notes in full and released the then remaining amount deferred in AOCI associated with this interest rate swap.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates. While derivative financial instruments are not used to manage this risk, we have designated our Euro denominated debt, which was assumed by our U.S. parent company in connection with the deconsolidation of our former Sustainable Energy Solutions business, as a non-derivative hedge of the net investment in our European-based foreign operations in Portugal. We also make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. At May 31, 2025, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, copper, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2025. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions at May 31, 2025 and 2024 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

	2025	2024
Commodity contracts	$0.5	$0.7
Foreign currency exchange contracts	(6.9)	(1.2)
Total	$(6.4)	$(0.5)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Enterprises, Inc. and subsidiaries (the Company) as of May 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over equity in net income of unconsolidated affiliates

As discussed in Notes A and C to the consolidated financial statements, the Company has four unconsolidated affiliates as of May 31, 2025, which are recognized using the equity method of accounting. The Company recorded $144,836 thousand of equity in net income of unconsolidated affiliates for the year ended May 31, 2025.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over equity in net income of unconsolidated affiliates, including the determination of the unconsolidated affiliates for which those procedures were to be performed. For certain unconsolidated affiliates, we evaluated the design and tested the operating effectiveness of internal controls over the Company’s unconsolidated affiliates process, including controls over the accurate recording of equity in net income of unconsolidated affiliates. For certain unconsolidated affiliates, we compared the equity in net income recorded in the consolidated financial statements with the audited financial statements of the unconsolidated affiliates. For one unconsolidated affiliate, we 1) performed a software-assisted data analysis to test the relationship among certain revenue transactions and 2) selected a sample of transactions and assessed the recorded net sales by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation.. Additionally, we selected a sample of transactions and assessed the recorded cost of sales by comparing the amounts recognized for consistency with underlying documentation. We also developed an expectation of certain selling, general and administrative expenses based on the change in net sales and compared the expectation to the amount recorded. We evaluated the sufficiency of audit evidence obtained over equity in net income of unconsolidated affiliates by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/KPMG LLP

We have served as the Company's auditor since 2001.

Indianapolis, Indiana

July 30, 2025

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$250,075	$244,225
Receivables, less allowances of $907 and $343, respectively	215,824	199,798
Inventories:
Raw materials	80,522	66,040
Work in process	9,408	11,668
Finished products	79,463	86,907
Total inventories	169,393	164,615
Income taxes receivable	12,720	17,319
Prepaid expenses and other current assets	37,358	47,936
Total current assets	685,370	673,893
Investments in unconsolidated affiliates	129,262	144,863
Operating lease assets	22,699	18,667
Goodwill	376,480	331,595
Other intangible assets, net of accumulated amortization of $88,887 and $83,242, respectively	190,398	221,071
Other assets	20,717	21,342
Property, plant and equipment:
Land	8,703	8,657
Buildings and improvements	132,742	123,478
Machinery and equipment	372,798	321,836
Construction in progress	33,326	24,504
Total property, plant and equipment	547,569	478,475
Less: accumulated depreciation	277,343	251,269
Total property, plant and equipment, net	270,226	227,206
Total assets	$1,695,152	$1,638,637

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except preferred and common share amounts)

	May 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,205	$91,605
Accrued compensation, contributions to employee benefit plans and related taxes	43,864	41,974
Dividends payable	9,172	9,038
Other accrued items	34,478	29,061
Current operating lease liabilities	6,014	6,228
Income taxes payable	109	470
Total current liabilities	196,842	178,376
Other liabilities	53,364	62,243
Distributions in excess of investment in unconsolidated affiliate	103,767	111,905
Long-term debt	302,868	298,133
Noncurrent operating lease liabilities	17,173	12,818
Deferred income taxes, net	82,901	84,150
Total liabilities	756,915	747,625
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2025 - 49,236,449 shares, 2024 - 49,512,937 shares	-	-
Additional paid-in capital	308,608	299,033
Accumulated other comprehensive income, net of taxes of $(173) and $(911) May 31, 2025 and May 31, 2024, respectively	4,050	454
Retained earnings	624,529	589,392
Total shareholders' equity - controlling interest	937,187	888,879
Noncontrolling interests	1,050	2,133
Total equity	938,237	891,012
Total liabilities and equity	$1,695,152	$1,638,637

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

	Fiscal years Ended May 31,
	2025	2024	2023
Net sales	$1,153,762	$1,245,703	$1,418,496
Cost of goods sold	834,727	960,684	1,094,908
Gross profit	319,035	285,019	323,588
Selling, general and administrative expense	268,413	283,471	287,118
Impairment of goodwill and long-lived assets	50,813	32,975	484
Restructuring and other expense (income), net	10,524	29,327	(367)
Separation costs	-	12,705	6,534
Operating income (loss)	(10,715)	(73,459)	29,819
Other income (expense):
Miscellaneous expense, net	(3,222)	(17,129)	(4,497)
Loss on extinguishment of debt	-	(1,534)	-
Interest expense, net	(2,090)	(1,587)	(18,298)
Equity in net income of unconsolidated affiliates	144,836	167,716	153,262
Earnings before income taxes	128,809	74,007	160,286
Income tax expense	33,839	39,027	34,535
Net earnings from continuing operations	94,970	34,980	125,751
Net earnings from discontinued operations	-	82,841	143,419
Net earnings	94,970	117,821	269,170
Net earnings (loss) attributable to noncontrolling interests	(1,083)	7,197	12,642
Net earnings attributable to controlling interest	$96,053	$110,624	$256,528

Amounts attributable to controlling interest:
Net earnings from continuing operations	$96,053	$35,243	$125,751
Net earnings from discontinued operations	-	75,381	130,777
Net earnings attributable to controlling interest	$96,053	$110,624	$256,528

Earnings per share - basic:
Continuing operations	$1.94	$0.72	$2.59
Discontinued operations	-	1.53	2.69
Consolidated	$1.94	$2.25	$5.28

Earnings per share - diluted:
Continuing operations	$1.92	$0.70	$2.55
Discontinued operations	-	1.50	2.64
Consolidated	$1.92	$2.20	$5.19

Weighted average common shares outstanding - basic	49,395	49,195	48,566
Weighted average common shares outstanding - diluted	50,131	50,348	49,386

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2025	2024	2023
Net earnings	$94,970	$117,821	$269,170
Other comprehensive income (loss):
Foreign currency translation	3,250	10,580	(6,813)
Pension liability adjustment, net of tax	76	7,273	4,514
Cash flow hedges, net of tax	270	6,497	1,970
Other comprehensive income (loss), net of tax	3,596	24,350	(329)
Comprehensive income	98,566	142,171	268,841
Comprehensive income (loss) attributable to noncontrolling interests	(1,083)	7,197	12,642
Comprehensive income attributable to controlling interest	$99,649	$134,974	$256,199

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per common share amounts)

	Controlling Interest
			Additional
	Common Shares		Paid-in	AOCI	Retained		Noncontrolling
	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2022	48,380,112	$-	$273,439	$(22,850)	$1,230,163	$1,480,752	$133,210	$1,613,962
Net earnings	-	-	-	-	256,528	256,528	12,642	269,170
Other comprehensive loss	-	-	-	(329)	-	(329)	-	(329)
Common shares issued, net of withholding tax	279,211	-	(1,780)	-	-	(1,780)	-	(1,780)
Common shares in non-qualified plans	-	-	726	-	-	726	-	726
Stock-based compensation	-	-	18,414	-	-	18,414	-	18,414
Workhorse adoption of ASC 842	-	-	-	-	3,600	3,600	-	3,600
Dividends to noncontrolling interests	-	-	-	-	-	-	(20,235)	(20,235)
Cash dividends declared ($1.24) per common share	-	-	-	-	(61,900)	(61,900)	-	(61,900)
Balance at May 31, 2023	48,659,323	$-	$290,799	$(23,179)	$1,428,391	$1,696,011	$125,617	$1,821,628
Net earnings	-	-	-	-	110,624	110,624	7,197	117,821
Other comprehensive income	-	-	-	24,350	-	24,350	-	24,350
Common shares issued, net of withholding tax	853,614	-	(11,399)	-	-	(11,399)	-	(11,399)
Common shares in non-qualified plans	-	-	417	-	-	417	-	417
Stock-based compensation	-	-	19,216	-	-	19,216	-	19,216
Acquisition of Halo			-	-	-		2,397	2,397
Separation of Worthington Steel	-	-	-	(717)	(901,370)	(902,087)	(131,158)	(1,033,245)
Dividends to noncontrolling interests	-	-	-	-	-	-	(1,920)	(1,920)
Cash dividends declared ($0.96) per common share	-	-	-	-	(48,253)	(48,253)	-	(48,253)
Balance at May 31, 2024	49,512,937	$-	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	-	-	96,053	96,053	(1,083)	94,970
Other comprehensive income	-	-	-	3,596	-	3,596	-	3,596
Common shares issued, net of withholding tax	423,512	-	(4,007)	-	-	(4,007)	-	(4,007)
Common shares in non-qualified plans	-	-	166	-	-	166	-	166
Stock-based compensation	-	-	17,669	-	-	17,669	-	17,669
Repurchases and retirement of common shares, including excise tax	(700,000)	-	(4,253)	-	(26,764)	(31,017)	-	(31,017)
Cash dividends declared ($0.68) per common share	-	-	-	-	(34,152)	(34,152)	-	(34,152)
Balance at May 31, 2025	49,236,449	-	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237

See notes to consolidated financial statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2025	2024	2023
Operating activities:
Net earnings	$94,970	$117,821	$269,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,262	80,704	112,800
Impairment of goodwill and long-lived assets	50,813	34,377	2,596
Provision for (benefit from) deferred income taxes	(18,439)	2,762	(15,528)
Impairment of investment in note receivable	5,000	11,170	-
Loss on extinguishment of debt	-	1,534	-
Bad debt expense (income)	3,158	(450)	2,108
Equity in net income of unconsolidated affiliates, net of distributions	8,769	5,722	79,870
Net (gain) loss on sale of assets	277	28,980	(4,458)
Stock-based compensation	16,186	16,688	19,178
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(22,261)	50,078	143,089
Inventories	11,500	63,596	160,116
Accounts payable	619	(65,401)	(150,400)
Accrued compensation and employee benefits	1,807	468	(23,226)
Other operating items, net	9,083	(58,073)	30,049
Net cash provided by operating activities	209,744	289,976	625,364

Investing activities:
Investment in property, plant and equipment	(50,580)	(83,527)	(86,366)
Acquisitions, net of cash acquired	(95,018)	(42,035)	(56,088)
Proceeds from sale of assets, net of selling costs	13,455	865	35,653
Investment in note receivable	-	(14,900)	-
Investment in non-marketable equity securities	(2,958)	(2,296)	(770)
Net proceeds from sale of investment in ArtiFlex	-	-	35,795
Excess distributions from unconsolidated affiliate	-	1,085	-
Net cash used by investing activities	(135,101)	(140,808)	(71,776)

Financing activities:
Dividends paid	(33,903)	(56,819)	(59,244)
Repurchase of common shares	(30,883)	-	-
Proceeds from issuance of common shares, net of tax withholdings	(4,007)	(11,399)	(1,780)
Dividend from Worthington Steel at Separation	-	150,000	-
Distribution to Worthington Steel at Separation	-	(218,048)	-
Net proceeds from (repayments of) short-term borrowings, net of issuance costs (1)	-	172,187	(45,183)
Principal payments on long-term obligations	-	(393,890)	(6,685)
Payments to noncontrolling interests	-	(1,920)	(20,235)
Net cash used by financing activities	(68,793)	(359,889)	(133,127)

Increase (decrease) in cash and cash equivalents	5,850	(210,721)	420,461
Cash and cash equivalents at beginning of year	244,225	454,946	34,485
Cash and cash equivalents at end of year	$250,075	$244,225	$454,946

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

Fiscal Years Ended May 31, 2025, 2024 and 2023

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

The Separation – On December 1, 2023, we completed the Separation of our former steel processing business into an independent publicly traded company, Worthington Steel, on a tax-free basis. Accordingly, the operating results of the former steel processing business are reported as discontinued operations for all periods presented prior to the Separation. All discussion within this Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only our continuing operations unless otherwise noted. In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, including a Trademark License Agreement, both short-term and long-term Transition Services Agreements, and a Steel Supply and Services Agreement. Transactions governed by these agreements are considered to be related party transactions. See “Note T – Related Party Transactions” for additional information.

Deconsolidation of Sustainable Energy Solutions - On May 29, 2024, we became a noncontrolling equity partner in an unconsolidated joint venture with Hexagon, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. Pursuant to the transaction, Hexagon acquired a 49% stake in the joint venture. Post-closing, we hold a 49%, noncontrolling interest in the joint venture, with the remaining 2% held by members of the existing management team of the joint venture. The joint venture, which combines two of Europe’s market leaders in composite high-pressure storage technology, focuses on capitalizing on the global clean energy transition specific to the storage, transport and distribution of hydrogen and compressed natural gas.

Our 49% noncontrolling interest, which is accounted for under the equity method, does not qualify as a standalone operating segment and therefore will be reported within Other, as discussed further in “Note O – Segment Data.” Additionally, upon closing, our Sustainable Energy Solutions business, as historically operated, is no longer part of our management structure and therefore the financial position and results of operations of this business are presented within Other, on an historical basis, through May 29, 2024.

Our contribution to the joint venture consisted of the net assets of the former Sustainable Energy Solutions operating segment. Immediately prior to the contribution, we evaluated the goodwill and long-lived assets. An impairment charge of $32,203, including $14,210 related to goodwill, was recognized when the disposal group met the criteria as assets held for sale in the fourth quarter of fiscal 2024. Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a loss of $30,502 within restructuring and other (income) expense, net in our fiscal 2024 consolidated statement of earnings, as summarized below.

Cash consideration	$11,986
Retained investment (at fair value)	31,367
Total consideration	43,353
Less: contributed net assets (at carrying value)	72,605
Loss on deconsolidation	(29,252)
Deal costs	(1,250)
Total loss on deconsolidation	$(30,502)

During fiscal 2025, we incurred additional deal costs of $473 which were recorded within restructuring and other expense (income), net in our consolidated statement of earnings, as a true-up to the loss on deconsolidation.

Our retained minority ownership interest in the Sustainable Energy Solutions joint venture is accounted for under the equity method and was recorded at fair value as of the closing date. Our estimate of fair value was based on an enterprise valuation of the net assets of the business. For additional information regarding the fair value of our minority ownership interest in the Sustainable Energy Solutions joint venture, refer to “Note R – Fair Value Measurements.”

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

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2025, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Our short-term investments are measured at fair value using the net asset value per share practical expedient, and accordingly, are not classified in the fair value hierarchy. Our cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Receivables - We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Expected lifetime credit losses on receivables are recognized at the time of origination. We estimate the allowance for credit losses based on the expected future credit losses using the internal historical loss information and observable and forecasted macroeconomic data.

The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased $564 during fiscal 2025 to $907.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the end markets where our exposure is greatest, additional reserves may be required.

Inventories - Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. During fiscal 2024, we recorded lower of cost or net realizable value adjustments in cost of goods sold for third-party sourced products whose cost exceeded their net realizable value by approximately $4,600. We believe our inventories were valued appropriately as of May 31, 2025 and May 31, 2024.

Property and Depreciation - Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $34,490, $36,793 and $34,017 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Accelerated depreciation methods are used for income tax purposes.

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

We performed our annual impairment test of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2025. Based on this assessment, we qualitatively concluded that the goodwill associated with our Consumer Products and Building Products reporting units was not impaired. We also determined that our indefinite-lived intangible assets were not impaired, with the exception of those related to GTI, as discussed further in “Note D – Goodwill and Other Long-Lived Assets.”

We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the sum of the undiscounted cash flows exceeds the carrying amount, no impairment is recognized. If the carrying amount exceeds the sum of the undiscounted future cash flows, the impairment loss is measured as the amount by which the carrying value exceeds fair value. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

Long-lived assets classified as held for sale are reported at the lower of cost or fair value less costs to sell and are presented separately in our consolidated balance sheets. Assets are classified as held for sale when we have committed to a plan to sell the asset within one year and the asset is available for immediate sale in its present condition at a price reasonable in relation to its fair value.

Impairment testing for both goodwill and long-lived assets, including intangible assets with finite useful lives, is largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

Equity Method Investments - Investments in affiliated companies over which we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. Indicators of potential impairment may include, but are not limited to, the inability of the investee to sustain earnings, continued operating losses, a significant decline in fair value relative to carrying amount, deterioration in the investee’s financial condition, or changes in investor support or ownership structure. If the fair value of the investment is less than its carrying amount and such decline is not expected to be temporary, an impairment loss is recognized in the period in which the determination is made. See “Note C – Investments in Unconsolidated Affiliates” for additional information.

Leases - We account for leases in accordance with ASC 842, Leases. At inception, leases are classified as either operating or finance leases. ROU assets represent our right to use an underlying leased asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets include any initial direct costs and prepayments, net of lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that we will exercise such options. As most of our leases do not include an implicit rate, we use our collateralized incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is presented in cost of goods sold or SG&A depending on the underlying nature of the leased assets. For operating leases with variable payments based on an index or rate, we apply the index or rate in effect as of the lease commencement date. Variable lease payments not based on an index or rate are excluded from the lease liability and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of 12 months or less are considered short-term leases. These leases are not recorded on our consolidated balance sheets and are expensed on a straight-line basis over the lease term. Refer to “Note S – Leases” for additional information.

Stock-Based Compensation - At May 31, 2025, we had stock-based compensation plans for our employees and our non-employee directors as described more fully in “Note K – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in our consolidated statements of earnings over the vesting period based on their grant date fair values. Stock-based payment transactions are classified as equity-settled. Forfeitures are recognized as they occur.

Derivative Financial Instruments - We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include interest rate risk, foreign currency exchange risk and commodity price risk. All derivatives are accounted for at fair value. The accounting treatment for changes in fair value depends on whether it has been designated as part of a qualifying hedging relationship and the nature of the hedge.

For derivatives designated as fair value hedges, gains and losses in fair value are recognized in current period earnings in the same income statement line as the underlying hedged item. For cash flow hedges, gains and losses in fair value is recorded in AOCI and subsequently reclassified into earnings when the hedged item affects earnings. For net investment hedges, gains and losses due to remeasurement are recorded as a foreign currency translation adjustment, a component of AOCI, and are not reclassified in earnings unless the related investment is sold or liquidated. For derivatives not designated as hedges, gains and losses are recognized in earnings immediately, based on the intent and economic exposure of the instrument. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows. Cash flows associated with net investment hedges are classified based on the nature of the hedging instrument. When a non-derivative instrument such as foreign currency-denominated debt is used, related cash receipts and payments, including proceeds from issuance and principal repayments, are presented within financing activities.

To qualify for hedge accounting, we formally document each hedging relationship, including the risk management objective and the strategy for undertaking the hedge, at inception. We only enter into derivative contracts with highly rated counterparties and monitor their credit ratings and exposure positions regularly. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date.

We discontinue hedge accounting when it is determined that a derivative is no longer highly effective, is terminated, expires, or is de-designated. In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative financial instrument at its fair value on our consolidated balance sheet and recognize any subsequent changes in its fair value in earnings immediately. If it becomes probable that a forecasted transaction will not occur, the related amounts previously recorded in AOCI are reclassified into current earnings.

Foreign Currency Transactions and Translations - Balance sheet accounts of our subsidiaries operating outside the U.S. that are accounted in a functional currency other than U.S. dollars are translated using the period end exchange rate. Net sales and expenses are translated at the average exchange rate in effect during each month. Foreign currency translation gains or losses are included as a component of AOCI and released to earnings only when the underlying currency exposure of the foreign subsidiary no longer exists. Gains or losses on transactions denominated in a currency other than a subsidiary’s functional currency are recognized through earnings as a component of miscellaneous expense, net.

Strategic Investments - From time to time, we may make investments in both privately and publicly held equity securities in which we do not have a controlling interest or significant influence. These investments are recorded at fair value with changes in fair value recognized in net earnings below operating income. We have elected to record equity securities without readily determinable fair values at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Revenue Recognition - We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the product transfers to the customer, which generally occurs upon shipment or delivery, depending on shipping terms. Customers typically place purchase orders or blanket purchase orders that specify price, quantity, payment terms and other conditions. For blanket purchase orders, pricing and terms are defined up front, and quantities are established through periodic releases issued by the customer.

We have elected the following practical expedients permitted under ASC 606:

•
Incremental costs of obtaining a contract are expensed as incurred.
•
Consideration is not adjusted for the effects of a significant financing component for contracts with an expected duration of one year or less.

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold when control of the product transfers.

Returns, discounts, and other concessions related to product quality, delivery issues, or pricing adjustments are recorded as reductions to net sales in the same period the related revenue is recognized. Certain contracts include variable consideration, such as estimated returns, rebates, and volume discounts. These amounts are not constrained and are recognized using the expected value method, based on historical data, credit memo analysis, and other known factors.

When a performance obligation is satisfied before we have an unconditional right to invoice, we record a contract asset. If the right to consideration is unconditional, we record an unbilled receivable. There were no contract assets or unbilled receivables attributable to continuing operations as of May 31, 2025 or 2024.

We do not maintain contract liability balances, as our performance obligations are typically satisfied prior to receiving customer payment. Customer payments are generally due within 30 to 60 days of invoicing, which typically occurs upon shipment or delivery.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that we collect from customers, are excluded from net sales.

Certain customer contracts include standard warranties. These warranties are not considered separate performance obligations. We record an estimated liability for warranty costs at the time control of the product transfers to the customer.

Our revenue recognition policies do not involve significant judgments related to the timing of satisfaction of performance obligations or the determination of transaction price.

Cost of Goods Sold - Cost of goods sold includes all direct and indirect costs associated with manufacturing and preparing products for sale. These costs include labor, inbound freight, purchasing and receiving, inspection, internal transfers, and distribution and warehousing of inventory. Additionally, cost of goods sold includes shop supplies, facility maintenance, manufacturing engineering, project management, and depreciation of assets used in the production process.

SG&A - SG&A includes selling, marketing, customer service, product management and other administrative functions that do not directly support manufacturing. SG&A also includes depreciation related to non-manufacturing assets. Corporate overhead costs included in SG&A consist of expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Advertising costs are expensed to SG&A as incurred. Advertising expense was $28,235, $29,618, and $28,365 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Statements of Cash Flows - Supplemental cash flow information was as follows for the prior three fiscal years:

	2025	2024	2023
Interest paid, net of amount capitalized	$11,955	$17,644	$29,272
Income taxes paid, net of refunds	39,582	81,446	65,910

We use the “cumulative earnings” approach to classify distributions received from unconsolidated joint ventures in our consolidated statements of cash flows. Under this method, distributions received from unconsolidated joint ventures are included in our consolidated statements of cash flows as operating activities, unless cumulative distributions exceed our share of cumulative equity in the investee’s net earnings. In such cases, the excess distributions are considered returns of investment and are classified as investing activities. In fiscal 2024, we classified $1,085 of excess dividends received from WAVE as an investing activity.

Income Taxes - We account for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the tax basis and the financial reporting basis of our assets and liabilities. We evaluate our deferred tax assets to determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized, and we record a valuation allowance where appropriate.

Tax benefits from uncertain tax positions are recognized in the financial statements only when they meet the recognition threshold of being more likely than not to be sustained upon examination. Such benefits are measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We maintain reserves for uncertain tax positions, including related interest and penalties, which may become payable as a result of audits by taxing authorities. These reserves are recorded in income tax expense. While we believe the tax positions taken in our previously filed tax returns are appropriate, we acknowledge that certain interpretations may be subject to challenge by taxing authorities. Accordingly, we reassess our reserves on a periodic basis and adjust them as necessary in response to developments such as the expiration of applicable statutes of limitations, the conclusion of tax audits, changes in estimated exposures based on current calculations, the identification of new issues, or the issuance of administrative guidance or court decisions that affect a specific tax matter.

Business Combinations - We account for business combinations using the acquisition method of accounting. Under this method, once control is obtained, the identifiable assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair values of acquired assets and assumed liabilities requires the use of significant estimates and assumptions, particularly when observable market data is not available. For intangible assets, we generally apply an income approach, which relies on unobservable inputs such as forecasted revenue growth, projected operating expenses, discount rates, customer attrition rates, royalty rates, and estimated useful lives. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. Adjustments to the fair values of assets acquired or liabilities assumed may be recorded during the measurement period, which ends no later than one year from the acquisition date. Any such adjustments are recorded with a corresponding offset to goodwill. Subsequent adjustments identified after the end of the measurement period are recognized in earnings.

Self-Insurance Reserves - We self-insure for various risks, including product liability, product recall, cyber liability, and pollution liability. In addition, we retain significant exposure for workers’ compensation, general liability, property damage, automobile liability, and employee medical claims. To manage our overall loss exposure, we purchase stop-loss insurance that provides coverage for individual claims exceeding specified deductible thresholds. We maintain reserves for the estimated cost of resolving known claims, including those related to active product recalls or replacement programs, as well as for claims that have been incurred but not yet reported. These estimates are based on actuarial valuations that consider a variety of factors, including historical claim volume and settlement costs, current trends in claim frequency and severity, changes in our operations and workforce, general economic conditions, and other assumptions considered reasonable under the circumstances. Our reserve estimates may be affected if actual claim experience differs materially from these assumptions or historical trends.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on both an annual and interim basis. The ASU also requires disclosure of the title and position of the CODM. The guidance does not change how operating segments are identified, aggregated, or evaluated for disclosure. We adopted this standard during fiscal 2025 and have provided the incremental disclosures in “Note O – Segment Data.”

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced income tax disclosures, including more detailed information in the effective tax rate reconciliation and disaggregated disclosures of income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures. While adoption of this ASU is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows, it will result in expanded income tax disclosures beginning in fiscal 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and SG&A, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This standard is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to only impact our disclosures with no impact to our result of operations, cash flows and financial condition.

Note B – Discontinued Operations

The following table summarizes the financial results from the discontinued operations of Worthington Steel for fiscal 2024 and fiscal 2023. There were no discontinued operations for fiscal 2025.

	Fiscal Years Ended May 31,
	2024	2023
Net sales	$1,670,027	$3,497,896
Cost of goods sold	1,481,731	3,158,172
Gross profit	188,296	339,724
Selling, general and administrative expense	74,908	141,754
Impairment of long-lived assets	1,401	2,112
Restructuring and other income, net	-	(4,204)
Separation costs	18,521	17,514
Operating income	93,466	182,548
Other income (expense)
Miscellaneous income, net	1,016	3,270
Interest expense, net	(3,706)	(8,461)
Equity in net income of unconsolidated affiliate	12,735	7,725
Earnings before income taxes	103,511	185,082
Income tax expense	20,670	41,663
Net earnings	82,841	143,419
Net earnings attributable to noncontrolling interest	7,460	12,642
Net earnings attributable to controlling interest	$75,381	$130,777

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

The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations as presented in the consolidated statements of cash flows for fiscal 2024 and fiscal 2023. There were no discontinued operations during fiscal 2025.

	Fiscal Years Ended May 31,
	2024	2023
Significant non-cash operating items:
Depreciation and amortization	$32,043	$66,826
Impairment of long-lived assets	1,401	2,112
Equity in income of unconsolidated affiliate, net of distributions	(12,735)	4,775
Net gain on sale of asset	(412)	(3,348)
Stock-based compensation	3,533	4,612
Significant investing activities:
Investment in property, plant and equipment	(33,457)	(46,577)
Acquisitions, net of cash acquired	(21,013)	-
Significant financing activities:
Net proceeds from short-term borrowings	172,187	-

Note C – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At May 31, 2025, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); Sustainable Energy Solutions (49%); WAVE (50%); and Workhorse (20%).

On May 29, 2024, we became a noncontrolling equity partner in an unconsolidated joint venture with Hexagon, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe for cash consideration of $11,986. Pursuant to the transaction, Hexagon acquired a 49% stake in the joint venture. Post-closing, we hold a 49%, noncontrolling interest in the joint venture, with the remaining 2% held by members of the existing management team of the joint venture. Immediately prior to the contribution, we evaluated the goodwill and long-lived assets. An impairment charge of $32,203 was recognized when the disposal group met the criteria as assets held for sale in the fourth quarter of fiscal 2024. Refer to “Note A – Summary of Significant Accounting Policies” for additional information.

We previously held a 50% noncontrolling equity interest in ArtiFlex through August 3, 2022, when that interest was purchased by the unrelated joint venture partner. In connection with this transaction, we received net cash proceeds of approximately $35,795 and recognized a pre-tax loss of $16,059 within equity income, representing the amount by which the book value of our investment exceeded the net cash proceeds.

We received distributions from unconsolidated affiliates totaling $153,605, $187,258, and $228,357 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $103,767 and $111,905 at May 31, 2025 and 2024, respectively. In accordance with the applicable accounting guidance, the negative balances have been reclassified to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account. If our equity balance becomes positive in the future, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned, upon joint venture liquidation or otherwise, the liability balance will be immediately recognized as income.

WAVE and ClarkDietrich are included within the Building Products segment, while the Sustainable Energy Solutions and Workhorse joint ventures are reported within Other. The following table presents summarized information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

	2025	2024
WAVE
Current assets	$119,776	$102,692
Noncurrent assets	90,546	86,660
Current liabilities	27,204	24,566
Noncurrent liabilities	387,302	385,541
Equity (Deficit)	(204,184)	(220,755)

ClarkDietrich
Current assets	$377,854	$404,832
Noncurrent assets	192,636	167,873
Current liabilities	165,484	183,893
Noncurrent liabilities	39,963	43,345
Equity	365,042	345,466

Other
Current assets	$110,518	$133,682
Noncurrent assets	102,097	105,728
Current liabilities	52,147	69,954
Noncurrent liabilities	65,593	67,529
Equity	94,875	101,928

The following tables presents summarized financial information for our unconsolidated affiliates for the fiscal years ended May 31:

	2025	2024	2023
WAVE
Net sales	$496,355	$479,153	$447,369
Gross profit	300,881	286,228	242,257
Operating income	238,139	225,202	184,882
Depreciation and amortization	5,436	4,926	4,679
Interest expense, net	16,821	17,288	13,024
Income tax expense	341	267	222
Net earnings	221,487	205,976	171,687

ClarkDietrich
Net sales	$1,167,689	$1,308,517	$1,451,665
Gross profit	243,556	326,616	403,569
Operating income	157,375	236,575	318,914
Depreciation and amortization	16,002	15,075	13,717
Interest expense (income), net	(93)	171	524
Income tax expense	1,265	2,250	1,924
Net earnings	163,182	239,309	321,977

Other
Net sales	$329,651	$317,185	$417,037
Gross profit	24,745	36,648	26,217
Operating income (loss)	(6,249)	26,881	12,418
Depreciation and amortization	9,902	8,974	11,830
Interest expense, net	1,041	2,417	2,641
Income tax expense	132	744	1,861
Net earnings (loss)	(5,539)	22,952	7,390

At May 31, 2025 and 2024, $33,011 and $37,398, respectively, of our consolidated retained earnings represented undistributed earnings of investments accounted for under the equity method.

Note D – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2025 and fiscal 2024 by reportable operating segment:

			Total
	Consumer	Building	Reportable
	Products	Products	Segments	Other	Total
Balance at May 31, 2023	$257,320	$65,213	$322,533	$13,645	$336,178
Acquisitions	8,327	-	8,327	-	8,327
Impairment losses	-	-	-	(14,210)	(14,210)
Translation adjustments	-	735	735	565	1,300
Balance at May 31, 2024	265,647	65,948	331,595	-	331,595
Acquisitions and purchase accounting adjustments(1)	(237)	41,639	41,402	-	41,402
Translation adjustments	-	3,483	3,483	-	3,483
Balance at May 31, 2025	$265,410	$111,070	$376,480	$-	$376,480

(1)
For additional information regarding our acquisitions, refer to “Note P – Acquisitions.”

Accumulated goodwill impairment charges within Other totaled $212,500 as of May 31, 2025 and May 31, 2024, respectively.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The following table summarizes other intangible assets by class as of the end of the prior two fiscal years:

	2025		2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$83,981	$-	$111,681	$-
Total indefinite-lived intangible assets	83,981	-	111,681	-
Definite-lived intangible assets:
Trademarks	$8,004	$923	$-	$-
Customer relationships	149,188	76,027	169,680	73,257
Non-compete agreements	2,708	2,708	2,708	2,615
Technology know-how	35,404	9,229	20,244	7,370
Total definite-lived intangible assets	195,304	88,887	192,632	83,242
Total intangible assets	$279,285	$88,887	$304,313	$83,242

Amortization expense totaled $13,659, $11,787, and $11,877 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

2026	$11,764
2027	$11,238
2028	$10,909
2029	$10,909
2030	$10,909

Impairment of Goodwill and Long-Lived Assets

The following section provides additional information on material impairment activity for the periods presented.

Fiscal 2025: During the fourth quarter of fiscal 2025, we determined that an impairment indicator was present for the long-lived assets of the GTI business within the Consumer Products operating segment, primarily due to uncertainties resulting from the imposition of tariffs on imported goods. We determined that intangible assets with a combined carrying amount of $59,711 were impaired and wrote them down to their estimated fair value of $9,661 resulting in a pre-tax impairment charge of $50,050. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 14%. Our projections contain uncertainties as they require us to make assumptions about market comparables, future cash flows, and the appropriate discount rates to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value. The estimated future cash flows reflect our latest assumptions of the financial projections based on the current and anticipated tariff landscape, including estimates of revenue over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. Goodwill was tested separately at the Consumer Products and Building Products reporting unit level and was not impaired.

Fiscal 2024: On May 29, 2024, we became a noncontrolling equity partner in a new unconsolidated joint venture with Hexagon by selling 51% of the nominal share capital of our former consolidated Sustainable Energy Solutions operating segment in Europe. The book value of the disposal group exceeded its estimated fair market value (determined using Level 2 inputs), which resulted in the recording of a $32,203 impairment charge. Included in the impairment charge was goodwill with a book value of $14,210, which was deemed fully impaired and written off and long-lived assets with a carrying value of $46,215 which were written down to their estimated fair market value of $28,222.

Note E – Restructuring and Other Expense (Income), Net

Restructuring activities consist of established programs that are intended to fundamentally change our operations. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental operating items associated with the our ongoing businesses that are nonrecurring in nature but incremental to our normal business activities. These items are not part of the ongoing operations of our underlying business and are footnoted in the tables below.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2025, is summarized below:

	Beginning			Ending
	Balance	Expense	Payments	Balance
Early retirement and severance	$188	$1,993	$(1,596)	$585
Other restructuring charges	-	1,235	(1,135)	100
	$188	$3,228	$(2,731)	$685
Net loss on sale of assets		95
Stock-based compensation (1)		2,665
Change in fair value of Ragasco earnout (2)		4,536
Restructuring and other expense, net		$10,524

(1)
Reflects non-cash stock-based compensation expense related to the accelerated vesting of certain outstanding equity awards held by our former CEO upon his retirement, effective November 1, 2024.
(2)
Reflects the change in fair value of the contingent liability associated with the Ragasco earnout arrangement covering the 12-month period ended December 31, 2024. See “Note P – Acquisitions” for additional information.

The total liability as of May 31, 2025 is expected to be paid in the immediately following twelve months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2024, is summarized below:

	Beginning	Expense		Ending
	Balance	(Income)	Payments	Balance
Early retirement and severance	$135	$714	$(661)	$188
Facility exit and other costs	-	111	(111)	-
	$135	$825	$(772)	$188
Loss on deconsolidation of Sustainable Energy Solutions (1)		30,502
Release of contingent liability for Level5 earnout (2)		(2,000)
Restructuring and other expense, net		$29,327

(1)
On May 29, 2024, we entered into an agreement with Hexagon and contributed the net assets of our Sustainable Energy Solutions business to a newly-formed joint venture in which we retained a 49% noncontrolling interest. As a result, we recognized a pre-tax loss of $30,502 within restructuring and other expense, net, including closing costs.
(2)
During fiscal 2024, we reversed amounts accrued for the anticipated payout under the final earnout opportunity associated with the Level5 acquisition.

Note F – Contingent Liabilities and Commitments

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly, both individually and in the aggregate, affect our consolidated financial position or future results of operations. We also believe that environmental issues will not have a material effect on our capital expenditures, consolidated financial position or future results of operations.

Note G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At May 31, 2025, we had in place $9,500 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2025.

Note H – Debt

The following table summarizes our long-term debt outstanding at May 31, 2025 and 2024:

	2025	2024
2032 Notes	$200,000	$200,000
New Series A Senior Note	41,643	39,814
New Series B Senior Notes	62,407	59,666
Total debt	304,050	299,480
Unamortized discount and debt issuance costs	(1,182)	(1,347)
Total long-term debt	$302,868	$298,133

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2026	$-
2027	-
2028	-
2029	-
2030	34,041
Thereafter	270,009
Total	$304,050

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued the Original Senior Notes. The Original Series A Senior Note was to be repaid in the principal amount of €30,000, together with accrued interest, on August 23, 2029, with the remaining €6,700 principal amount payable on August 23, 2031, together with accrued interest. The Original Series B Senior Notes were to be repaid in the aggregate principal amount of €23,300, together with accrued interest, on August 23, 2031, with the remaining €31,700 aggregate principal amount payable on August 23, 2034, together with accrued interest. Debt issuance costs of $134 were incurred in connection with the issuance of the Original Senior Notes and have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. In anticipation of the Separation, on November 1, 2023, we amended and restated the interest rate on both the Original Series A Senior Note, from 1.56% to 2.06%, and the Original Series B Senior Notes, from 1.90% to 2.40%. On May 17, 2024, in anticipation of the deconsolidation of our former Sustainable Energy Solutions business, we entered into a Note Purchase and Exchange Agreement in which the holders of the Original Senior Notes agreed to exchange such notes as consideration for Worthington Enterprises to issue the New Senior Notes to the same holders of the Original Senior Notes through a private placement agreement pursuant to the terms of the Note Purchase and Exchange Agreement in the aggregate principal amounts of €36,700 and €55,000, respectively, and upon the same terms as the Original Senior Notes. The debt issuance costs for each of the New Senior Notes will continue to be amortized, through interest expense, in our consolidated statements of earnings over the same respective terms of the Original Senior Notes. The unamortized portion of the debt issuance costs were $77 and $87 at May 31, 2025 and 2024, respectively.

On July 28, 2017, we issued the 2032 Notes. The 2032 Notes bear interest at a rate of 4.30%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts then outstanding under our then current revolving credit facility and a prior revolving trade accounts receivable securitization facility. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098, which was reflected in AOCI. Approximately $2,116 and $198 were allocated to debt issuance costs and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes. The unamortized portions of the debt issuance costs and the debt discount were $1,011 and $95, respectively, at May 31, 2025 and $1,152 and $108, respectively, at May 31, 2024.

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

Other Financing Arrangements

We maintain the Credit Facility, $500,000 multi-year revolving credit facility, which was amended and restated on September 27, 2023, to extend the final maturity from August 20, 2026 to September 27, 2028, while keeping in place $500,000 in committed financing. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The applicable margin is determined by our Total Leverage Ratio. There were no borrowings outstanding under the Credit Facility at May 31, 2025, leaving $500,000 available for use.

Note I – Comprehensive Income (Loss)

OCI: The following table summarizes the tax effects of each component of OCI for the prior three fiscal years:

	2025			2024			2023
	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$2,297	$953	$3,250	$10,578	$2	$10,580	$(6,774)	$(39)	$(6,813)
Pension liability adjustment	(83)	159	76	9,603	(2,330)	7,273	5,915	(1,401)	4,514
Cash flow hedges	298	(28)	270	8,545	(2,048)	6,497	2,585	(615)	1,970
OCI	$2,512	$1,084	$3,596	$28,726	$(4,376)	$24,350	$1,726	$(2,055)	$(329)

AOCI: The components of the changes in AOCI at the end of the prior two fiscal years were as follows:

	Foreign	Pension	Cash
	Currency	Liability	Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2023	$(22,123)	$(1,730)	$674	$(23,179)
OCI before reclassifications	1,987	419	14,721	17,127
Reclassification adjustments to income (1)(2)	8,591	9,184	(6,176)	11,599
Income tax effect	2	(2,330)	(2,048)	(4,376)
Separation of Worthington Steel	10,874	(5,984)	(5,607)	(717)
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	2,297	(83)	689	2,903
Reclassification adjustments to income (1)	-	-	(391)	(391)
Income tax effect	953	159	(28)	1,084
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050

(1)
Cash flow hedges – disclosed in “Note Q – Derivative Instruments and Hedging Activities.”
(2)
Reflects the following pension liability adjustments:
•
The acceleration of deferred pension costs in AOCI related to separate pension lift-out transactions completed in February 2024 to transfer the pension benefit obligation under the Gerstenslager Plan to third-party insurance companies. Refer to “Note L – Employee Retirement Plans.”
•
The settlement of certain participant balances within the pension plan maintained by WAVE during fiscal 2024.

The estimated net amount of the gains recognized in AOCI at May 31, 2025, expected to be reclassified into net earnings within the succeeding twelve months is $849 (net of tax of $248). This amount was computed using the fair value of the cash flow hedges at May 31, 2025, and will change before actual reclassification from OCI to net earnings during fiscal 2026.

Note J – Equity

Preferred Shares: The Worthington Enterprises Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: On March 20, 2019, the Board authorized the repurchase of up to 6,600,000 common shares. On March 24, 2021, the Board authorized the repurchase of up to an additional 5,618,464 common shares, increasing the total number of common shares then authorized for repurchase to 10,000,000 (net of previously repurchased common shares). These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. At May 31, 2025, the total number of the common shares available for repurchase under the Board authorizations was 5,365,000.

During fiscal 2025, we repurchased 700,000 common shares at an aggregate cost of $30,883. We did not repurchase any common shares as part of publicly announced plans or programs during fiscal 2024 or fiscal 2023.

Common shares in non-qualified plans: Our non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $166 and $417 at May 31, 2025 and 2024, respectively.

Note K – Stock-Based Compensation

Under our stock-based compensation plans, we may grant incentive or non-qualified stock options, restricted common shares, market-based restricted common shares, and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 7,780,633 common shares were authorized and available for issuance in connection with our stock-based compensation plans in place at May 31, 2025.

We recognized pre-tax stock-based compensation expense of $16,186 ($12,107 after-tax), $16,688 ($14,999 after-tax) and $19,178 ($14,786 after-tax) under our stock-based compensation plans during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Pre-tax stock-based compensation attributable to continuing operations was $13,155 and $14,566 during fiscal 2024 and fiscal 2023, respectively. At May 31, 2025, the total unrecognized compensation cost related to non-vested awards was $29,857, which will be expensed over the next three fiscal years.

The Separation

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

GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options granted in fiscal 2024 and fiscal 2023 incorporates the following assumptions: expected volatility (based on the historical volatility of the common shares); risk-free interest rate (based on the U.S. Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of the common shares over the preceding annual period).

Due to the impact of the Separation on the comparability to the historical prices of the common shares, we used a comparable peer group to determine the expected volatility of the common shares granted in fiscal 2025. The risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the non-qualified stock options. The expected term was developed using historical exercise experience.

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

	2025	2024	2023
Granted	54,200	58,000	84,400
Weighted average exercise price, per common share	$44.38	$68.68	$46.39
Weighted average grant date fair value, per common share	$16.38	$25.61	$16.36
Pre-tax stock-based compensation expense	$888	$1,485	$1,381

The weighted average fair value of stock options granted in fiscal 2025, fiscal 2024 and fiscal 2023 was based on the following weighted average assumptions:

	2025	2024	2023
Dividend yield	1.34%	2.34%	2.33%
Expected volatility	36.90%	42.62%	41.63%
Risk-free interest rate	3.97%	4.04%	3.19%
Expected life (years)	6.0	6.0	6.0

The following tables summarize our stock option activity for the prior three fiscal years:

	2025		2024		2023
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	520,480	$29.67	573,330	$42.61	602,001	$39.66
Converted to Worthington Steel common shares (1)	-	-	(61,032)	51.44	-	-
Separation related adjustment	-	-	254,361	-	-	-
Granted	54,200	44.38	58,000	68.68	84,400	46.39
Exercised	(151,646)	25.29	(296,664)	31.98	(113,071)	29.71
Forfeited	(1,416)	37.08	(7,515)	45.91	-	-
Outstanding, end of year	421,618	$33.11	520,480	$29.67	573,330	$42.61
Exercisable at end of year	360,948	$31.34	400,879	$27.23	418,475	$40.84

(1)
Effective as of the Distribution, each outstanding stock option held by a then-current or former employee or service provider of Worthington Steel was converted into a stock option denominated in the common shares of Worthington Steel.

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Stock	Life	Value
	Options	(In years)	(In thousands)
May 31, 2025
Outstanding	421,618	3.24	$10,877
Exercisable	360,948	2.37	$9,952

May 31, 2024
Outstanding	520,480	4.11	$14,245
Exercisable	400,879	2.82	$11,945

May 31, 2023
Outstanding	573,330	5.47	$7,970
Exercisable	418,475	4.38	$6,472

The total intrinsic value of stock options exercised during fiscal 2025 was $4,589. The total amount of cash received from the exercise of stock options during fiscal 2025 was $3,834, and the related excess tax benefit realized from share-based payment awards was $960.

The following table summarizes information about non-vested stock option awards for fiscal 2025:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of	Per
	Stock Options	Common Share
Non-vested, beginning of year	119,601	$13.78
Granted	54,200	16.38
Vested	(113,131)	13.29
Forfeited	-	-
Non-vested, end of year	60,670	$16.23

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

	2025	2024	2023
Granted	307,745	217,915	358,500
Weighted average grant date fair value, per common share	$45.17	$64.45	$49.89
Pre-tax stock-based compensation	$13,901	$14,046	$17,884

The following table summarizes the activity for service-based restricted common shares for the past three fiscal years:

	2025		2024		2023
	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	574,832	$36.43	800,400	$47.39	649,300	$44.12
Converted to Worthington Steel common shares (1)	-	-	(296,100)	51.46	-	-
Separation related adjustment	-	-	219,460	-	-	-
Granted	307,745	45.17	217,915	64.45	358,500	49.89
Vested	(289,772)	36.16	(344,870)	39.22	(184,241)	40.52
Forfeited	(14,102)	38.64	(21,973)	45.65	(23,159)	48.94
Outstanding, end of year	578,703	$41.15	574,832	$36.43	800,400	$47.39

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.19		1.13		1.28

Aggregate intrinsic value of outstanding restricted
common shares	$34,091		$32,783		$44,926

Aggregate intrinsic value of restricted common
shares vested during the year	$12,744		$21,708		$8,897

(1)
Effective as of the Distribution, each restricted stock award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel common shares.

Market-Based Restricted Common Shares

Market-based restricted common shares consist of grants of performance-based restricted common shares to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions. The fair value of our market-based restricted common shares is estimated using a Monte-Carlo simulation model that incorporates key assumptions such as the risk-free interest rate, expected volatility and expected dividends. Compensation expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied. Vesting is subject to continued service requirements through the vesting date.

The following weighted average assumptions were used to determine the grant date fair value for our market-based restricted common shares granted in fiscal 2025, fiscal 2024, and fiscal 2023.

	2025	2024	2023
Dividend yield	n/a	1.05%	2.67%
Expected volatility	n/a	33.9%	43.0%
Risk-free interest rate	n/a	4.52%	3.18%

The following table summarizes our market-based restricted common shares for the past three fiscal years.

	2025		2024		2023
	Market-	Weighted	Market-	Weighted	Market-	Weighted
	based	Average	based	Average	based	Average
	Restricted	Grant	Restricted	Grant	Restricted	Grant
	Common	Date Fair	Common	Date Fair	Common	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Outstanding, beginning of year	260,384	$31.40	330,000	$22.03	320,000	$21.61
Separation related adjustment	-	-	34,424	-	-	-
Granted	-	-	165,960	42.82	10,000	35.49
Vested	(78,687)	9.09	(270,000)	22.96	-	-
Forfeited	(40,000)	42.82	-	-	-	-
Outstanding, end of year	141,697	$40.57	260,384	$31.40	330,000	$22.03
Weighted average remaining contractual life of
outstanding market-based common shares	1.66		2.11		0.49
(in years)

Aggregate intrinsic value of outstanding
market-based common shares	$8,347		$14,850		$18,523

Aggregate intrinsic value of market-based common
shares vested during the year	$3,363		$18,152		n/a

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

The table below sets forth the performance shares we granted (at target levels) during fiscal 2025, fiscal 2024 and fiscal 2023:

	2025	2024	2023
Granted	42,100	116,353	117,545
Weighted average grant date fair value, per common share	$44.36	$52.36	$43.40
Pre-tax stock-based compensation expense	$1,868	$6,093	$5,101

The following table summarizes our performance share award activity for the past three fiscal years:

	2025		2024		2023
	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	140,526	$37.55	171,474	$46.37	159,417	$42.93
Converted to Worthington Steel common shares (1)	-	-	(38,900)	56.99	-	-
Separation related adjustment	-	-	59,232	-	-	-
Granted (2)	75,854	41.34	116,353	52.36	117,545	43.40
Vested	(71,173)	37.74	(145,464)	38.91	(88,731)	38.91
Forfeited	(71,427)	37.66	(22,169)	40.18	(16,757)	39.36
Outstanding, end of year	73,780	$41.16	140,526	$37.55	171,474	$46.37

Weighted average remaining contractual life of
outstanding performance shares (in years)	1.51		1.43		1.59

Aggregate intrinsic value of outstanding
performance shares	$4,346		$8,014		$9,636

Aggregate intrinsic value of performance
shares vested during the year	$3,395		$10,165		$4,056

(1)
Effective as of the Distribution, each performance share award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel shares.
(2)
Includes common shares related to previously granted awards that paid out at percentages above target levels.

Note L – Employee Retirement Plans

Defined Contribution Retirement Plans

We provide retirement benefits to employees mainly through defined contribution retirement plans. Eligible participants make pre-tax contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Code and the various plans’ provisions. Company contributions consist of employer matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions. We incurred charges of $9,289, $9,678, and $9,644 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, for our defined contribution retirement plans.

Defined Benefit Pension Plan

Historically, we sponsored the Gerstenslager Plan, a frozen non-contributory pension plan which covered certain employees based on age and length of service. In August 2022, we purchased an annuity contract from a third-party insurance company to transfer approximately 31% of the total projected benefit obligation. In February 2024, we completed a similar transaction and annuitized the remaining projected benefit obligation. As a result of these transactions: 1) we incurred settlement charges of $4,774 and $8,010 during fiscal 2023 and fiscal 2024, respectively, primarily related to the reclassification of actuarial losses out of AOCI and into miscellaneous income (expense), net in our consolidated statements of earnings; 2) we were relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer benefits to the remaining beneficiaries of the Gerstenslager Plan. There was no remaining projected benefit obligation, plan assets or net unfunded liability at May 31, 2025 and May 31, 2024. There were no net periodic benefit costs associated with the Gerstenslager Plan in fiscal 2025. Except as noted above with regards to settlement charges in August 2022 and February 2024, net periodic benefit costs were not material during fiscal 2024 and fiscal 2023.

Note M – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

	2025	2024	2023
U.S. based operations	$132,160	$107,643	$149,670
Non – U.S. based operations	(3,351)	(33,636)	10,616
Earnings before income taxes	128,809	74,007	160,286
Plus: net loss attributable to noncontrolling interests (1)	1,083	263	-
Earnings before income taxes attributable to controlling interest	$129,892	$74,270	$160,286

(1)
Net earnings attributable to noncontrolling interests are not taxable to us.

Significant components of income tax expense (benefit) for the three prior fiscal years were as follows:

	2025	2024	2023
Current
Federal	$44,669	$32,743	$34,734
State and local	5,714	1,576	2,891
Foreign	1,894	1,666	3,988
Subtotal	52,277	35,985	41,613
Deferred
Federal	(14,775)	(3,751)	(4,427)
State and local	(2,256)	3,801	(1,943)
Foreign	(1,407)	2,992	(708)
Subtotal	(18,438)	3,042	(7,078)
Total	$33,839	$39,027	$34,535

A reconciliation of the federal statutory corporate income tax rate to total tax provision for the three prior fiscal years follows:

	2025	2024	2023
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	1.8	3.5	0.6
Non-U.S. income taxes at other than federal statutory rate	0.8	0.5	0.7
Excess benefit related to share-based payment awards	(0.7)	(2.7)	(0.1)
Non-deductible executive compensation	1.6	4.9	2.1
Research and development tax credit	-	(0.2)	(0.8)
Non-deductible spin-off transaction costs	-	7.5	-
Non-deductible note receivable impairment	0.8	3.2	-
Federal NOL deferred tax asset valuation allowance	1.3	-
FIN 48	(1.2)	0.3	0.1
Tax impact of Sustainable Energy Solutions impairment and deconsolidation	-	11.1	-
Deferred state tax adjustment due to the Separation	-	4.2	-
Other	0.7	(0.7)	(2.0)
Effective tax rate attributable to controlling interest	26.1%	52.6%	21.5%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rate upon inclusion of net earnings attributable to noncontrolling interests was 26.3% for fiscal 2025. Net earnings attributable to noncontrolling interests are primarily a result of our acquisition of Halo in fiscal 2024. The earnings attributable to the noncontrolling interests in Halo do not generate tax expense to us since the investors in Halo’s operations are taxed directly based on the earnings attributable to them.

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

The total amount of unrecognized tax benefits was $1,826 as of May 31, 2025, and $3,467 as of May 31, 2024 and 2023, respectively. As of May 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate attributable to controlling interest was $1,442. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2025, 2024 and 2023, we had accrued liabilities of $564, $881 and $556, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

Balance at May 31, 2024	$3,467
Increases - tax positions taken in prior years	-
Decreases - tax positions taken in prior years	(1,088)
Increases - current tax positions	-
Settlements	-
Lapse of statutes of limitations	(553)
Balance at May 31, 2025	$1,826

Approximately $1,670 of the liability for unrecognized tax benefits is expected to be settled in the next twelve months due to the expiration of statutes of limitations in various tax jurisdictions and as a result of expected settlements with various tax jurisdictions. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, any such change is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

During the year, we filed an amended U.S. federal income tax return for fiscal year 2021 to carry back capital losses primarily generated as a result of the deconsolidation of our former Sustainable Energy Solutions segment. We have recognized an income tax receivable of approximately $15,374 related to the anticipated refund. Due to the size of the claim, the refund is subject to review by the Internal Revenue Service Joint Committee on Taxation.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal - 2021 and forward
•
U.S. State and Local - 2021 and forward
•
Portugal - 2021 and forward
•
Norway - 2020 and forward

The components of our deferred tax assets and liabilities as of May 31 were as follows:

	2025	2024
Deferred tax assets
Accounts receivable	$731	$850
Note receivable	4,026	2,346
Inventories	3,821	3,616
Accrued expenses	14,926	13,238
NOL carry forwards	5,562	5,497
Stock-based compensation	3,694	3,508
Derivative contracts	1,818	303
Operating lease - ROU liability	3,663	4,595
Capital loss	-	10,110
Other	5,228	3,866
Total deferred tax assets	43,469	47,929
Valuation allowance for deferred tax assets	(10,477)	(7,083)
Net deferred tax assets	32,992	40,846
Deferred tax liabilities
Property, plant and equipment	(27,057)	(28,770)
Intangibles	(67,076)	(72,898)
Investment in affiliated companies, principally due to undistributed earnings	(17,069)	(17,434)
Operating lease - ROU asset	(3,544)	(4,613)
Other	(1,146)	(1,281)
Total deferred tax liability	(115,892)	(124,996)
Net deferred tax liability	$(82,900)	$(84,150)

At May 31, 2025, we had tax benefits for federal NOL carry forwards of $1,636, with no expiration date, tax benefits for state net NOL carry forwards of $3,926 that expire from fiscal 2026 to fiscal 2044.

The valuation allowance for deferred tax assets of $10,477 on May 31, 2025, is associated primarily with a write-down of a prior Sustainable Energy Solutions investment, the federal NOL carry forward, and various state NOL carry forwards.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Acts. Certain provisions are effective for us beginning in fiscal 2026. We do not expect the impacts from this legislation to be significant to our financial statements.

Note N – Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the prior three fiscal years:

	2025	2024	2023
Numerator (basic & diluted):
Net earnings from continuing operations attributable to controlling interest	$96,053	$35,243	$125,751
Denominator (shares in thousands):
Basic EPS from continuing operations - weighted average common shares	49,395	49,195	48,566
Effect of dilutive securities	736	1,153	820
Diluted EPS from continuing operations - weighted average common shares	50,131	50,348	49,386

Basic EPS from continuing operations	$1.94	$0.72	$2.59
Diluted EPS from continuing operations	$1.92	$0.70	$2.55

Stock options covering 99,785, 46,778, and 90,570 common shares for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, have been excluded from the computation of diluted EPS because the effect of their inclusion would have been anti-dilutive.

Note O – Segment Data

Our operations are organized under two operating segments: Consumer Products and Building Products. These operating segments correspond directly with our reportable segments, as described further below. Activity outside of our two reportable segments is presented within “Other” and “Unallocated Corporate” to reconcile to our consolidated results.

Our segment structure reflects the manner in which internally reported financial information is regularly reviewed by our CODM, who is our President and CEO, to evaluate the performance and allocate resources. Operating segments are identified based on the nature of the products and services offered, the management reporting structure, similarity of economic characteristics and certain quantitative measures as prescribed by authoritative accounting guidance. The CODM evaluates segment performance and makes resource allocation decisions based on adjusted EBITDA from continuing operations. Adjusted EBITDA from continuing operations is a non-GAAP financial measure, as described in the “Use of Non-GAAP Financial Measures” section preceding Part I, Item 1 of this Form 10-K. At the reportable segment level, adjusted EBITDA from continuing operations excludes public company and other governance-related costs.

Consumer Products: Our Consumer Products segment has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools (collectively, tools), propane-filled camping cylinders helium-filled balloon kits, and accessories and gas grills and pizza ovens sold primarily to mass merchandisers, retailers and distributors. In fiscal 2025, Consumer Products generated approximately 43% of our consolidated net sales, compared to 40% and 39% in fiscal 2024 and fiscal 2023, respectively. Approximately 28% of fiscal 2025 Consumer Products net sales was attributable to our largest customer.

Building Products: Our Building Products segment is a market-leading provider of pressurized containment solutions, providing critical components in the residential, non-residential, and repair and remodel end markets through essential categories, such as heating, cooking, cooling and water, and, through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products, respectively. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors. In fiscal 2025, Building Products generated approximately 57% of our consolidated net sales, compared to 50% and 51% in fiscal 2024 and 2023, respectively.

Other: Includes the activity of our Sustainable Energy Solutions and Workhorse unconsolidated joint ventures, as well as the activity of our former Sustainable Energy Solutions operating segment, on an historical basis, through May 29, 2024, when 51% of the nominal share capital was sold triggering the deconsolidation of corresponding net assets. Upon closing, this business, as historically operated, is no longer part of our management structure and therefore is not presented separately as a reportable segment.

Unallocated Corporate: Includes certain assets and liabilities (e.g. public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level, including direct and incremental costs incurred in connection with the Separation but not attributed to discontinued operations in fiscal 2024 and fiscal 2023.

The accounting policies of the reportable segments are described in “Note A – Summary of Significant Accounting Policies.” Inter-segment sales are not material.

The following tables present financial information for both of our reportable segments, consistent with the level of disaggregation regularly reviewed by the CODM for performance evaluation and resource allocation.

	2025
			Total
	Consumer	Building	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$499,625	$654,137	$1,153,762	$-	$-	$1,153,762
Cost of goods sold	323,659	510,962	834,621	-	106	834,727
SG&A	114,681	116,183	230,864	-	37,549	268,413
Impairment of long-lived assets	50,050	763	50,813	-	-	50,813
Restructuring and other expense, net	-	1,500	1,500	-	9,024	10,524
Other segment items (1)	27	(780)	(753)	5,000	1,065	5,312
Equity in net income of unconsolidated affiliates	-	150,895	150,895	(6,059)	-	144,836
Earnings (loss) before income taxes from continuing operations	$11,208	$176,404	$187,612	$(11,059)	$(47,744)	$128,809

Reconciling items to Adjusted EBITDA from continuing operations
Depreciation and amortization	17,418	30,070	47,488	-	774	48,262
Interest expense	-	(78)	(78)	-	2,168	2,090
Stock-based compensation	2,917	2,695	5,612	-	7,909	13,521
Impairment of long-lived assets (2)	50,050	763	50,813	-	-	50,813
Restructuring and other expense, net (3)	-	1,500	1,500	-	9,024	10,524
Non-cash charges in miscellaneous income (4)	-	-	-	5,000	-	5,000
Non-recurring loss in equity income (5)	-	-	-	3,387	-	3,387
Net loss attributable to noncontrolling interest	1,083	-	1,083	-	-	1,083
Adjusted EBITDA from continuing operations	$82,676	$211,354	$294,030	$(2,672)	$(27,869)	$263,489

(1)
Other segment items consist of non-operating activity included in adjusted EBITDA, which is our measure of segment profit.
(2)
Significant pre-tax impairment charges include $50,050 in the fourth quarter of fiscal 2025 related to the write-down of intangible assets associated with GTI.
(3)
Significant pre-tax restructuring charges include $4,536 in fiscal 2025 related to an increase in the fair value of the contingent liability associated with the Ragasco earnout arrangement.
(4)
Reflects a pre-tax charge of $5,000 during the fourth quarter of fiscal 2025 to write down an investment that was determined to be other than temporarily impaired.
(5)
Reflects a non-cash impairment charge of $3,387 at the Sustainable Energy Solutions joint venture during the fourth quarter of fiscal 2025.

	2024
			Total
	Consumer	Building	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$495,259	$618,973	$1,114,232	$131,471	$-	$1,245,703
Cost of goods sold	335,069	497,311	832,380	129,061	(757)	960,684
SG&A	113,960	107,009	220,969	16,259	46,243	283,471
Impairment of goodwill and long-lived assets	-	772	772	32,203	-	32,975
Restructuring and other expense (income), net	(2,000)	714	(1,286)	30,613	-	29,327
Separation costs	-	-	-	-	12,705	12,705
Other segment items (1)	78	(88)	(10)	17,799	2,461	20,250
Equity in net income of unconsolidated affiliates	-	163,126	163,126	4,590	-	167,716
Earnings (loss) before income taxes from continuing operations	$48,152	$176,381	$224,533	$(89,874)	$(60,652)	$74,007

Reconciling items to adjusted EBITDA from continuing operations
Depreciation and amortization	16,512	23,805	40,317	7,283	1,063	48,663
Interest expense	-	-	-	-	1,587	1,587
Stock-based compensation	1,964	2,826	4,790	-	8,365	13,155
Corporate costs eliminated at Separation	4,707	4,650	9,357	-	9,986	19,343
Impairment of goodwill and long-lived assets (2)	-	772	772	32,203	-	32,975
Restructuring and other expense (income), net (3)	(2,000)	714	(1,286)	30,613	-	29,327
Separation costs	-	-	-	-	12,705	12,705
Non-cash charges in miscellaneous income (4)	-	-	-	19,180	-	19,180
Non-recurring (gain) loss in equity income (5)	-	980	980	(2,720)	-	(1,740)
Loss on extinguishment of debt	-	-	-	-	1,534	1,534
Net loss attributable to noncontrolling interest	263	-	263	-	-	263
Adjusted EBITDA from continuing operations	$69,598	$210,128	$279,726	$(3,315)	$(25,412)	$250,999

(1)
Other segment items consist of non-operating activity included in adjusted EBITDA, which is our measure of segment profit.
(2)
Significant pre-tax impairment charges include $32,203 in the fourth quarter of fiscal 2024 due to the deconsolidation of our former SES operating segment.
(3)
Significant pre-tax restructuring charges include a loss of $30,502 in the fourth quarter of fiscal 2024 due to the deconsolidation of our former Sustainable Energy Solutions operating segment during the fourth quarter of fiscal 2024.
(4)
Reflects the following non-cash charges in miscellaneous expense:
•
A pre-tax charge of $11,077 during the fourth quarter of fiscal 2024 to write down an investment that was determined to be other than temporarily impaired.
•
A pre-tax charge of $8,010 during the fourth quarter of fiscal 2024 related to the completion of a pension lift-out transaction.
(5)
Includes a net gain of $2,780 associated with the divestiture of the Brazilian operations of Workhorse during the fourth quarter of fiscal 2024 and the settlement of certain participant balances within the pension plan maintained by WAVE.

	2023
			Total
	Consumer	Building	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$555,309	$717,069	$1,272,378	$146,118	$-	$1,418,496
Cost of goods sold	373,094	587,429	960,523	130,095	4,290	1,094,908
SG&A	113,267	110,208	223,475	15,304	48,339	287,118
Impairment of long-lived assets	-	484	484	-	-	484
Restructuring and other expense (income), net	213	597	810	-	(1,177)	(367)
Separation costs	-	-	-	-	6,534	6,534
Other segment items (1)	181	(325)	(144)	5,715	17,224	22,795
Equity in net income of unconsolidated affiliates	-	166,427	166,427	(13,165)	-	153,262
Earnings (loss) before income taxes from continuing operations	$68,554	$185,103	$253,657	$(18,161)	$(75,210)	$160,286

Reconciling items to Adjusted EBITDA from continuing operations
Depreciation and amortization	16,210	22,127	38,337	6,319	1,319	45,975
Interest expense	-	-	-	1,140	17,158	18,298
Stock-based compensation	1,949	3,420	5,369	-	9,197	14,566
Corporate costs eliminated at Separation	10,444	10,466	20,910	-	20,569	41,479
Impairment of long-lived assets	-	484	484	-	-	484
Restructuring and other expense, net	213	597	810	-	(1,177)	(367)
Separation costs	-	-	-	-	6,534	6,534
Non-cash charges in miscellaneous income (2)	-	-	-	4,774	-	4,774
Non-recurring loss in equity income (3)	-	-	-	-	13,996	13,996
Adjusted EBITDA from continuing operations	$97,370	$222,197	$319,567	$(5,928)	$(7,614)	$306,025

(1)
Other segment items consist of non-operating activity included in adjusted EBITDA, which is our measure of segment profit.
(2)
Reflects a pre-tax charge of $4,774 during the fourth quarter of fiscal 2023 related to a pension lift-out transaction.
(3)
Reflects the following activity within equity income:
•
A pre-tax loss of $16,059 related to the sale of our 50% noncontrolling equity investment in ArtiFlex.
•
A net gain of $2,063 related to a sale-leaseback transaction during the fourth quarter of fiscal 2023.

Total assets for each of our reportable segments as of the end of the past two fiscal years were as follows:

	May 31,
	2025	2024
Consumer Products	$531,187	$557,826
Building Products	795,837	672,723
Total reportable segments	1,327,024	1,230,549
Other	38,002	43,008
Unallocated Corporate	330,126	365,080
Total	$1,695,152	$1,638,637

The following table presents property, plant and equipment, net, by geographic region as of the end of the past two fiscal years:

	May 31,
	2025	2024
United States	$223,117	$207,772
International	47,109	19,434
Total	$270,226	$227,206

The following table presents net sales by geographic region for the past three fiscal years:

	2025	2024	2023
United States	$891,428	$923,556	$1,041,723
International	262,334	322,147	376,773
Total	$1,153,762	$1,245,703	$1,418,496

The following table presents capital expenditures for each of our reportable segments for the past three fiscal years:

	2025	2024	2023
Consumer Products	$28,330	$14,447	$8,612
Building Products	15,050	20,945	22,843
Total reportable segments	43,380	35,392	31,455
Other	-	3,829	6,495
Unallocated Corporate	7,200	8,200	733
Total	$50,580	$47,421	$38,683

Note P – Acquisitions

Ragasco (fiscal 2025)

On June 3, 2024, we acquired Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The total purchase price, after adjustment for final working capital, consisted of cash consideration of $108,563, of which $11,343 was on deposit at May 31, 2024, and contingent consideration tied to calendar 2024 results with an estimated acquisition-date fair value of $7,139. The contingent liability was settled in March 2025 for approximately $11,500, resulting in a charge of $4,536 within restructuring and other expense, net. Ragasco operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from reported results.

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition of Ragasco, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Trade name	$4,379	10
Technological know-how	14,659	10
Customer relationships	12,660	15
Total acquired identifiable intangible assets	$31,698

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

		Measurement
	Preliminary	Period	Final
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,925	$-	$1,925
Accounts receivable	8,554	-	8,554
Inventory	16,403	-	16,403
Other current assets	990	-	990
Property, plant and equipment	27,325	-	27,325
Operating lease assets	8,834	-	8,834
Deferred income taxes	365	-	365
Intangible assets	32,840	(1,142)	31,698
Total identifiable assets	97,236	(1,142)	96,094
Accounts payable	(4,885)	-	(4,885)
Current operating lease liability	(980)	-	(980)
Accrued expenses	(6,344)	-	(6,344)
Noncurrent operating lease liability	(7,886)	-	(7,886)
Deferred income taxes	(9,226)	251	(8,975)
Other liabilities	(100)	-	(100)
Net identifiable assets	67,815	(891)	66,924
Goodwill	40,748	891	41,639
Purchase price	$108,563	$-	$108,563

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

		Measurement
	Preliminary	Period	Final
	Valuation	Adjustments	Valuation
Cash	$73	$-	$73
Accounts receivable	255	-	255
Inventories	5,511	269	5,780
Property, plant and equipment	1,732	-	1,732
Intangible assets	4,500	-	4,500
Total identifiable assets	12,071	269	12,340
Accounts payable	(7,363)	17	(7,346)
Other accrued items	(1,099)	-	(1,099)
Net identifiable assets	3,609	286	3,895
Goodwill	8,302	(212)	8,090
Net assets	11,911	74	11,985
Noncontrolling interest	(2,392)	(5)	(2,397)
Total cash consideration	$9,519	$69	$9,588

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

We are exposed to counterparty credit risk on all of our derivative financial instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. Our net position with these counterparties fell below the predefined threshold in fiscal 2025, fiscal 2024 and fiscal 2023. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note R – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2025 and 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet			Sheet
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$478	$601	Accounts payable	$51	$83
Commodity contracts	Other assets	-	-	Other liabilities	35	21
Foreign currency exchange contracts	Receivables	483	-	Accounts payable	-	-
Subtotal		961	601		86	104

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$81	$319	Accounts payable	$15	$69
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	7,360	1,248
Subtotal		81	319		7,375	1,317

Total		$1,042	$920		$7,461	$1,421

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $356 and $391 at May 31, 2025 and 2024, respectively.

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

The following table summarizes our cash flow hedges outstanding at May 31, 2025:

	Notional
	Amount	Maturity Date
Commodity contracts	$10,054	June 2025 - December 2026
Foreign currency exchange contracts	7,072	June 2025 - April 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2025 and fiscal 2024:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2025:
Commodity contracts	$(63)	Cost of goods sold	$(100)
Interest rate contracts	-	Interest expense, net	207
Foreign currency exchange contracts	521	Net Sales	270
Foreign currency exchange contracts	231	Miscellaneous expense, net	14
Totals	$689		$391

For the fiscal year ended May 31, 2024:
Commodity contracts	$3,382	Cost of goods sold	$(549)
Interest rate contracts	-	Loss on extinguishment of debt	(642)
Interest rate contracts	-	Interest expense, net	188
Foreign currency exchange contracts	(11)	Miscellaneous expense, net	(44)
Totals	$3,382		$(1,047)

The estimated net amount of the gains recognized in AOCI at May 31, 2025, expected to be reclassified into net earnings within the succeeding twelve months is $849 (net of tax of $248). This amount was computed using the fair value of the cash flow hedges at May 31, 2025, and will change before actual reclassification from OCI to net earnings during fiscal 2026.

Net Investment Hedges

At May 31, 2025, we designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during any of the fiscal years presented. The foreign currency gain (loss) recognized in OCI for the non-derivative instruments designated as net investment hedges during fiscal 2025 and fiscal 2024 was $4,572 and $1,676, respectively. There was no foreign currency gain (loss) recognized in OCI for the non-derivative instruments designated as net investment hedges during fiscal 2023.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
	Amount	Maturity Date
Commodity contracts	$619	June 2025 - March 2026
Foreign currency exchange contracts	65,772	August 2025 - December 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2025 and fiscal 2024:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$600	$(349)
Foreign currency exchange contracts	Miscellaneous expense, net	(6,111)	(1,247)
Total		$(5,511)	$(1,596)

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

Recurring Fair Value Measurements

At May 31, 2025, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$1,042	$-	$1,042
Total assets	$-	$1,042	$-	$1,042

Liabilities
Derivative financial instruments (1)	$-	$7,461	$-	$7,461
Total liabilities	$-	$7,461	$-	$7,461

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

Non-Recurring Fair Value Measurements

At May 31, 2025, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets held for use (1)	$-	$-	$9,322	$9,322
Investment in unconsolidated affiliate (2)	-	-	26,225	26,225
Investment in notes receivable (3)	-	-	-	-
Total assets	$-	$-	$35,547	$35,547

(1)
During the fourth quarter of fiscal 2025, impairment indicators were identified related to the intangible assets of GTI. The recoverability of the associated asset group was assessed using projected future cash flows, which were determined to be less than the asset group’s net book value. In accordance with applicable accounting guidance, the intangible assets were written down to their fair market value of $9,322, resulting in an impairment charge of $50,050. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.
(2)
Represents our minority ownership interest in the Sustainable Energy Solutions joint venture, which recognized a non-cash impairment charge during the fourth quarter of fiscal 2025. Refer to “Note C – Investments in Unconsolidated Affiliates” for additional information.
(3)
Reflects the full write-down of an investment in notes receivable that was determined to be other than temporarily impaired.

At May 31, 2024, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Totals
Assets
Investment in unconsolidated affiliate (1)	$-	$-	$31,367	$31,367
Investment in notes receivable (2)	-	5,000	-	5,000
Total assets	$-	$-	$31,367	$31,367

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

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, net, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $263,547 and $257,866 at May 31, 2025 and 2024, respectively. The carrying amount of long-term debt was $302,868 and $298,133 at May 31, 2025 and 2024, respectively.

Note S – Leases

We lease office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 35 years, some of which have renewal and termination options. Termination options are exercisable at our option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where we are reasonably certain to exercise that option and periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option.

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

The components of lease expense for fiscal 2025, fiscal 2024, and fiscal 2023 were as follows:

	2025	2024	2023
Operating lease expense	$7,734	$8,245	$7,685
Financing lease expense
Amortization of leased assets	113	81	81
Interest on lease liabilities	122	116	118
Total financing lease expense	235	197	199
Short-term lease expense	2,096	2,959	2,579
Variable lease expense	348	296	294
Total lease expense	$10,413	$11,697	$10,757

Other information related to our leases, as of and for the fiscal years ended May 31, 2025 and May 31, 2024, is provided below:

	2025		2024		2023
	Operating Leases	Financing Leases	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$6,648	$120	$7,395	$116	$6,710	$118
Financing cash flows	$-	$104	$-	$50	$-	$44
ROU assets obtained in exchange for lease liabilities	$14,535	$647	$3,446	$-	$4,179	$-
Weighted-average remaining lease term (in years)	4.97	29.65	3.55	35.81	4.16	36.82
Weighted-average discount rate	4.74%	4.08%	3.44%	3.75%	3.11%	3.75%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2025, were as follows:

	Operating Leases	Financing Leases
2026	$6,713	$359
2027	6,119	364
2028	4,433	370
2029	2,366	323
2030	2,191	174
Thereafter	4,496	4,739
Total	26,318	6,329
Less: imputed interest	(3,131)	(2,712)
Present value of lease liabilities	$23,187	$3,617

Note T – Related Party Transactions

In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, including a Trademark License Agreement, both short-term and long-term Transition Services Agreements, and a Steel Supply and Services Agreement.

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under this agreement for fiscal 2025 and fiscal 2024 totaled $113,400 and $65,920, respectively. Accounts payable related to these purchases were $9,099 and $9,637 as of May 31, 2025 and May 31, 2024, respectively.

We incurred direct and incremental costs associated with the Separation, including approximately $31,226 and $24,048 during fiscal 2024 and 2023, respectively, of which $18,521 and $17,514 were attributed to discontinued operations. These costs consisted primarily of third-party advisory fees and certain non-recurring employee-related costs and, to the extent not attributed to Worthington Steel, are presented as a separate component of operating expense in our consolidated statements of earnings and held at the corporate level.

Note U – Subsequent Events

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components. The purchase price was approximately $93,000, subject to post-closing adjustments. Elgen began operating as part of our Building Products operating segment in the first quarter of fiscal 2026. We have started the process to determine the purchase price allocation for the assets and liabilities, including estimating the fair value of intangible and tangible assets. These estimates have not been completed due to the timing of the transaction.

WORTHINGTON ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectable Accounts Charged to Allowance	Balance at End of Period
Fiscal 2025:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$343	$3,378	$(2,814)	$907
Fiscal 2024:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$803	$33	$(493)	$343
Fiscal 2023:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$503	$483	$(183)	$803

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

Management, under the supervision of and with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10-K (the fiscal year ended May 31, 2025). Based on that evaluation, Worthington Enterprises’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the fiscal year covered by this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2025) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations, except for those of Ragasco, which was acquired in fiscal 2025. The total assets and net sales of Ragasco represented $135.9 million and $61.6 million of the consolidated total assets and the consolidated net sales of the Company, respectively, as of and for our fiscal year ended May 31, 2025.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2025. The results of management’s assessment were reviewed with the Audit Committee of the Board.

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

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes and financial statement schedules II (collectively, the consolidated financial statements), and our report dated July 30, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Hexagon Ragasco AS during fiscal 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025, Hexagon Ragasco AS’s internal control over financial reporting associated with total assets of $135.9 million and total revenues of $61.6 million included in the consolidated financial statements of the Company as of and for the year ended May 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hexagon Ragasco AS.

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

/s/KPMG LLP

Indianapolis, Indiana

July 30, 2025

Item 9B. – Other Information

During the quarter ended May 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the 2025 Proxy Statement, which will be filed not later than 120 days after the end of fiscal 2025 in connection with the solicitation of proxies for the 2025 Annual Meeting, and is incorporated herein by reference.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Enterprises is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of Worthington Enterprises” in Part I of this Form 10-K.

In accordance with the requirements of Section 303A.10 of the NYSE Listed Company Manual, the Board has adopted a Code of Conduct covering our directors, officers and employees, including Worthington Enterprises’ President and CEO (the principal executive officer), Vice President and Chief Financial Officer (the principal financial officer) and Vice President – Corporate Controller (the principal accounting officer). Worthington Enterprises will disclose the following events, if they occur, in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Code of Conduct that (i) applies to Worthington Enterprises’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Enterprises’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Enterprises will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Enterprises in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence. The Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of our web site located at https://www.worthingtonenterprises.com. The website addresses in the Form 10-K are intended to provide inactive, textual references only. The information on the websites referenced herein is not part of this Form 10-K.

The Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of our web site located at https://www.worthingtonenterprises.com. The website addresses in the Form 10-K are intended to provide inactive, textual references only. The information on the websites referenced herein is not part of this Form 10-K.

Item 11. – Executive Compensation

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that the pay versus performance disclosure included in the 2025 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. – Principal Accountant Fees and Services

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference. Our independent registered public accounting firm is KPMG LLP, Indianapolis, Indiana, PCAOB Auditor Firm ID: 185.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets at May 31, 2025 and 2024

Consolidated Statements of Earnings for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Equity for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2025, 2024 and 2023

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

(b)
Exhibits: The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Pursuant to Regulation S-X Rule 3-09, we have attached the audited financial statements of our unconsolidated affiliate, ClarkDietrich, as Exhibit 99.2 to this Form 10-K. The independent auditors of ClarkDietrich, Deloitte & Touche LLP (“Deloitte”), completed an independence assessment to evaluate its independence with respect to ClarkDietrich under the SEC independence rules. No impermissible services or relationships with ClarkDietrich or the Company were identified. However, Deloitte identified impermissible business relationships with a beneficial owner with significant influence in ClarkDietrich and an impermissible service with a sister affiliate of ClarkDietrich. Deloitte noted that there has not and will not be any overlap between the Deloitte audit engagement team for ClarkDietrich and the teams involved in the relationships and service discussed herein. The impermissible relationships and service existed between April 2021 and November 2023 and were permissible under AICPA independence rules at the time they existed. Deloitte provided the Audit Committee of the Board with the facts and circumstances surrounding the relationships and service, including the entity involved, the nature of the relationships, the service provided, the amount charged, and the period over which these existed. Considering the facts presented by Deloitte, based on the totality of the circumstances, Deloitte and the Audit Committee have concluded (1) that the relationships and service identified, both individually and in the aggregate, did not impair Deloitte’s ability to be objective and impartial with respect to Deloitte’s audit of ClarkDietrich’s financial statements as of March 31, 2025 and 2024 and for the fiscal years ended March 31, 2025, 2024, and 2023 (the “CD Financials”) and (2) a reasonable investor with knowledge of all relevant facts and circumstances would conclude that Deloitte is capable of exercising objective and impartial judgment on all issues encompassed within its audit of the CD Financials.
(c)
Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Form 10-K.

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Equity Interest Purchase Agreement, dated as of October 29, 2021, by and among Worthington Steel of Michigan, Inc., Tempel Holdings Inc., and Tempel Steel Company. ^	8-K	2.01	11/1/2021

2.2	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/05/2023

3.1	Amended Articles of Incorporation of Worthington Enterprises, Inc. [This document represents the articles of incorporation of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3.1	1/09/2024

3.2	Code of Regulations of Worthington Enterprises, Inc. [This document represents the code of regulations of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3(b)	10/16/2000

4.1	Indenture, dated as of April 13, 2010, between Worthington Enterprises, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/13/2010

4.2	Second Supplemental Indenture, dated as of April 15, 2014, between Worthington Enterprises, Inc. and U.S. Bank National Association, as Trustee [NOTE: The Second Supplemental Indenture relates to the 4.55% Notes Due April 15, 2026 that were redeemed in full on July 28, 2023.]	8-K	4.2	4/15/2014

4.3	Form of 4.55% Global Note Due April 15, 2026 (included as Exhibit A in Exhibit 4.2 incorporated by reference in this Form 10-K) [NOTE: The 4.55% Notes Due April 15, 2026 were redeemed in full on July 28, 2023.]	8-K	4.3	4/15/2014

4.4	Third Supplemental Indenture, dated as of July 28, 2017, between Worthington Enterprises, Inc. and U.S. Bank National Association, as Trustee	8-K	4.2	7/28/2017

4.5	Form of 4.300% Global Note due August 1, 2032 (included as Exhibit A in Exhibit 4.4 incorporated by reference in this Form 10-K)	8-K	4.3	7/28/2017

4.6	Note Agreement, dated as of August 10, 2012, between Worthington Enterprises, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand	8-K	4.1	8/15/2012

4.7	Form of 4.60% Senior Note due August 10, 2024 (included as Exhibit A in Exhibit 4.6 incorporated by reference in this Form 10-K)	8-K	4.1	8/15/2012

4.8	Amendment No. 1 to Note Agreement, dated June 10, 2015, among Worthington Enterprises, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand	10-K	4.9	7/30/2015

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.9	Amendment No. 2 to Note Agreement, dated August 23, 2019, with reference to the Note Agreement, dated as of August 10, 2012 (as amended by Amendment No. 1 to Note Agreement dated June 10, 2015), among Worthington Enterprises, Inc., on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Pruco Life Insurance Company, Prudential Arizona Reinsurance Universal Company, Prudential Annuities Life Assurance Corporation, The Prudential Life Insurance Company, Ltd. and The Gibraltar Life Insurance Co., Ltd., on the other hand	8-K	4.5	8/28/2019

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

		10-K	4.12	8/1/2022

4.11	Note Purchase and Exchange Agreement, dated as of May 17, 2024, among Worthington Enterprises, Inc., on one hand, and PGIM, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, and Prudential Legacy Insurance Company of New Jersey, on the other hand.	8-K	4.1	5/23/2024

4.12	Form of 2.06% Series A Senior Note Due August 23, 2031, issued on May 17, 2024, by Worthington Enterprises, Inc. (included as Exhibit A-1 within Exhibit 4.11 hereto)	8-K	4.1	5/23/2024

4.13	Form of 2.40% Series B Senior Notes Due August 23, 2034, issued on May 17, 2024, by Worthington Enterprises, Inc. (included as Exhibit A-2 within Exhibit 4.11 hereto)	8-K	4.1	5/23/2024

4.14	Agreement to furnish instruments and agreements defining rights of holders of long-term debt to the Securities and Exchange Commission upon request	Filed herewith

4.15	Description of Capital Stock of Worthington Enterprises, Inc.	10-K/A	4.13	8/30/2019

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

		8-K	4.1	9/28/2023

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000 *	10-K	10.1	8/15/2005

10.2	Amendment to the Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011) *	10-Q	10.8	10/11/2011

10.3	Second Amendment to the Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) *	10-K	10.3	7/30/2014

10.4	Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008) *	10-Q	10.10	1/9/2009

10.5	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011) *	10-Q	10.9	10/11/2011

10.6	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) *	10-K	10.6	7/30/2014

10.7	Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 *	10-K	10(d)	8/29/2000

10.8	Amendment to the Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)	10-Q	10.10	10/11/2011

10.9	Second Amendment to the Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014) *	10-K	10.9	7/30/2014

10.10	Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	10-Q	10.5	1/9/2009

10.11	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011) *	10-Q	10.11	10/11/2011

10.12	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014) *	10-K	10.12	7/30/2014

10.13	Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008) *	10-Q	10.8	1/9/2009

10.14	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013) *	8-K	10.2	10/1/2013

10.15	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment adopted on June 26, 2013; effective as of September 26, 2013 when approved by shareholders) *	8-K	10.3	10/1/2013

10.16	Third Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017) *	10-K	10.16	7/24/2017

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.17	Fourth Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Fourth Amendment adopted as of June 26, 2019;effective September 25, 2019 when approved by shareholders) *	8-K	10.1	10/1/2019

10.18	Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto) *	8-K	10.2	10/1/2019

10.19	Form of Restricted Stock Award Agreement for awards granted after October 10, 2019 entered into by Worthington Enterprises, Inc. in order to evidence the grant of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	10-K	10.19	7/31/2023

10.20

Form of Restricted Stock Award Agreement for awards granted after September 26, 2024 entered into by Worthington Enterprises, Inc. in order to evidence the grant of restricted common shares, in each case which will vest on the first, second or third anniversary of the grant date subject to the terms thereof and of the Worthington Enterprises, Inc. 2024 Long-Term Incentive Plan *

		Filed herewith

10.21	Worthington Enterprises, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016) *	8-K	10.1	10/3/2016

10.22	Worthington Enterprises, Inc. 2010 Stock Option Plan *	8-K	10.1	10/5/2010

10.23	First Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (First Amendment adopted June 26, 2013; effective September 26, 2013 when approved by shareholders) *	8-K	10.7	10/1/2013

10.24	Second Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017) *	10-K	10.35	7/24/2017

10.25	Third Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (adopted June 24, 2020; effective September 23, 2020 when approved by shareholders) *	8-K	10.1	9/28/2020

10.26	Worthington Enterprises, Inc. 2010 Stock Option Plan (as amended by First Amendment, Second Amendment and Third Amendment thereto) *	8-K	10.2	9/28/2020

10.27	Worthington Enterprises, Inc. Annual Incentive Plan for Executives *	8-K	10.1	9/30/2008

10.28	First Amendment to the Worthington Enterprises, Inc. Annual Incentive Plan for Executives (adopted on June 26, 2013; effective September 26, 2013 when approved by shareholders) *	8-K	10.5	10/1/2013

10.29

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Enterprises, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Enterprises, Inc. Annual Short Term Incentive Plan)*

		Filed herewith

10.30	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Enterprises, Inc. *	Filed herewith

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.31	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2023 for then Named Executive Officers *	10-K	10.81	8/1/2022

10.32	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2024 for Named Executive Officers*	10-K	10.40	7/31/2023

10.33	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2025 for Named Executive Officers *	10-K	10.33	7/30/2024

10.34	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2026 for Named Executive Officers *	Filed herewith

10.35	Form of Indemnification Agreement entered into between Worthington Enterprises, Inc. and each executive officer of Worthington Enterprises, Inc. *	10-K	10.34	7/30/2024

10.36	Form of Indemnification Agreement entered into between Worthington Enterprises, Inc. and each non-employee director of Worthington Enterprises, Inc.*	10-K	10.35	7/30/2024

10.37	Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.1	12/5/2023

10.38	Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.2	12/5/2023

10.39	Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.3	12/5/2023

10.40	Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.4	12/5/2023

10.41	WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.5	12/5/2023

10.42	Steel Supply and Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc	8-K	10.6	12/5/2023

10.43	Form of Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan Performance Share Award Agreement (Absolute Total Shareholder Return) to evidence the grant of performance-based restricted common shares pursuant to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	8-K	10.1	4/12/2024

10.44	Form of Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan Performance Share Award Agreement (Share Price Appreciation) to evidence the grant of performance-based restricted common shares pursuant to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	8-K	10.2	4/12/2024

Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.45	Worthington Enterprises, Inc. 2024 Long-Term Incentive Plan	8-K	10.1	9/30/2024

10.46	Form of Worthington Enterprises, Inc. Amended and Restated 2024 Long-Term Incentive Plan Performance Share Award Agreement (Absolute Total Shareholder Return) to evidence the grant of performance-based restricted common shares pursuant to the Worthington	8-K	10.1	6/30/2025

19	Worthington Enterprises, Inc. Insider Trading Policy	10-K	19	7/30/2024

21	Subsidiaries of Worthington Enterprises, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

23.3	Consent of Independent Auditors (Deloitte & Touche LLP) with respect to consolidated financial statements of Clarkwestern Dietrich Building Systems, LLC	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Enterprises, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Worthington Enterprises, Inc. Executive Officer Clawback Policy	10-K	97.1	7/30/2024

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	Filed herewith

99.2	Clarkwestern Dietrich Building Systems LLC Consolidated Financial Statements as of March 31, 2025 and 2024 and for the years ended March 31, 2025, 2024 and 2023	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents #	Submitted electronically herewith

104	The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

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

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2025 and 2024;
(ii)
Consolidated Statements of Earnings for the fiscal years ended May 31, 2025, 2024 and 2023;
(iii)
Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2025, 2024 and 2023;
(iv)
Consolidated Statements of Equity for the fiscal years ended May 31, 2025, 2024 and 2023;
(v)
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2025, 2024 and 2023; and
(vi)
Notes to Consolidated Financial Statements – fiscal years ended May 31, 2025, 2024 and 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: July 30, 2025	By:	/s/ Joseph B. Hayek
Joseph B. Hayek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Joseph B. Hayek	July 30, 2025	President and Chief Executive Officer
Joseph B. Hayek		(Principal Executive Officer)

/s/ Colin J. Souza	July 30, 2025	Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin J. Chan	July 30, 2025	Vice President – Corporate Controller
Kevin J. Chan		(Principal Accounting Officer)

*	*	Chairman of the Board and a Director
John B. Blystone *	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Paul G. Heller

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
John H. McConnell II

*	*	Director
Brant J. Standridge

*	*	Director
Billy R. Vickers

*	*	Director
Virgil L. Winland

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ Joseph B. Hayek	Date: July 30, 2025
Joseph B. Hayek
Attorney-In-Fact