Form 10-Q
period 2025-08-31
WORTHINGTON ENTERPRISES, INC.
filed 2025-10-08
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 1, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 49,665,056.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
ATSR	Annualized absolute total shareholder return
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
CPI	U.S. Core Consumer Price Index
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
current year quarter	The three months ended August 31, 2025
DIY	Do-it-yourself
DMI	Dodge Momentum Index
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Elgen	Elgen Manufacturing Company, Inc.
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
first quarter of fiscal 2026	Our fiscal quarter ended August 31, 2025
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2026	Our fiscal year ended May 31, 2026
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025
GAAP	U.S. generally accepted accounting principles
GDP	U.S. gross domestic product
Halo	WH Products, LLC
HMI	National Association of Home Builders/Wells Fargo Housing Market Index
HVAC	Heating, ventilation, and air conditioning
LIRA	Leading Indicator of Remodeling Activity
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
prior year quarter	The three months ended August 31, 2024
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Ragasco AS
SEC	Securities and Exchange Commission
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
simple SOFR	Simple Secured Overnight Financing Rate
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2025 Form 10-K	Our Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on July 30, 2025
2026 Form 10-K	Our Annual Report on Form 10-K for fiscal 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Selected statements contained in this Form 10-Q, including, without limitation, in MD&A and in “Note D – Contingent Liabilities and Commitments,” constitute “forward-looking statements,” as that term is used in the PSLRA. We wish to take advantage of the safe harbor provisions included in the PSLRA. Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” and similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
the impact of the outbreak of a national emergency, public health crisis or global pandemic, such as COVID-19, on economies and markets, and on our customers, counterparties, employees and third-party service providers; and
•
other non-historical matters.

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
•
the seasonality of our operations;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in our filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the 2025 Form 10-K.

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

Adjusted net earnings is defined as net earnings attributable to controlling interest excluding the after-tax effect of the excluded items outlined below.

Adjusted EPS - diluted is defined as adjusted net earnings divided by diluted weighted-average common shares outstanding for the applicable period.

Adjusted EBITDA is the measure by which management evaluates segment performance and overall profitability. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA excludes additional items including, but not limited to, those listed below, as well as other items that management believes are not reflective of, and thus should not be included when evaluating the performance of ongoing operations. Adjusted EBITDA also excludes stock-based compensation due to its non-cash nature, which is consistent with how management assesses operating performance and determines incentive compensation. At the segment level, adjusted EBITDA includes expense allocations for centralized corporate back-office functions that exist to support the day-to-day business operations. Public company and other governance costs are held at the corporate level within the unallocated corporate and other category.

EXCLUSIONS FROM NON-GAAP FINANCIAL MEASURES

Management believes it is useful to exclude the following items from its non-GAAP financial measures for its own and investors’ assessment of the business for the reasons identified below. Additionally, management may exclude other items from non-GAAP financial measures that do not occur in the ordinary course of our ongoing business operations and note them in the reconciliation from net earnings to the non-GAAP financial measure adjusted EBITDA.

•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which management believes facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring activities consists of established programs that are intended to fundamentally change our operations, and as such are excluded from its non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other nonrecurring items included in operating income but incremental to our normal business activities. These items are excluded because they are not part of the ongoing operations of the our underlying business.

Consolidated Results – Selected Non-GAAP Adjusted Results

	Three Months Ended August 31, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$9,243	$45,681	$10,860	$35,148	$0.70
Restructuring and other expense, net	2,476	2,476	(377)	2,099	0.04
Non-GAAP	$11,719	$48,157	$11,237	$37,247	$0.74

	Three Months Ended August 31, 2024
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Loss	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$(4,699)	$30,790	$6,782	$24,253	$0.48
Restructuring and other expense, net	1,158	1,158	(290)	868	0.02
Non-GAAP	$(3,541)	$31,948	$7,072	$25,121	$0.50

(1)
Excludes the impact of noncontrolling interest.

Consolidated Results - Adjusted EBITDA

	Three Months Ended
	August 31,
	2025	2024
Net earnings (GAAP)	$34,821	$24,008
Plus: Net loss attributable to noncontrolling interest	327	245
Net earnings attributable to controlling interest	35,148	24,253
Interest expense, net	63	489
Income tax expense	10,860	6,782
EBIT (1)	46,071	31,524
Restructuring and other expense, net	2,476	1,158
Adjusted EBIT (1)	48,547	32,682
Depreciation and amortization	13,086	11,830
Stock-based compensation	3,427	3,925
Adjusted EBITDA (non-GAAP)	$65,060	$48,437

(1)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate the Company's performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of net earnings to adjusted EBITDA, which is a non-GAAP financial measure used by management.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	167,122	$250,075
Receivables, less allowances of $906 and $907, respectively	214,078	215,824
Inventories:
Raw materials	103,069	80,522
Work in process	9,660	9,408
Finished products	88,831	79,463
Total inventories	201,560	169,393
Income taxes receivable	4,579	12,720
Prepaid expenses and other current assets	38,701	37,358
Total current assets	626,040	685,370
Investments in unconsolidated affiliates	129,678	129,262
Operating lease assets	39,603	22,699
Goodwill	412,304	376,480
Other intangible assets, net of accumulated amortization of $92,988 and $88,887, respectively	222,889	190,398
Other assets	20,880	20,717
Property, plant and equipment:
Land	8,735	8,703
Buildings and improvements	134,797	132,742
Machinery and equipment	384,904	372,798
Construction in progress	45,688	33,326
Total property, plant and equipment	574,124	547,569
Less: accumulated depreciation	287,381	277,343
Total property, plant and equipment, net	286,743	270,226
Total assets	$1,738,137	$1,695,152

Liabilities and equity
Current liabilities:
Accounts payable	$102,841	$103,205
Accrued compensation, contributions to employee benefit plans and related taxes	33,479	43,864
Dividends payable	9,999	9,172
Other accrued items	35,842	34,478
Current operating lease liabilities	7,556	6,014
Income taxes payable	71	109
Total current liabilities	189,788	196,842
Other liabilities	57,465	53,364
Distributions in excess of investment in unconsolidated affiliate	103,166	103,767
Long-term debt	306,010	302,868
Noncurrent operating lease liabilities	32,694	17,173
Deferred income taxes, net	89,183	82,901
Total liabilities	778,306	756,915
Shareholders’ equity - controlling interest	959,108	937,187
Noncontrolling interest	723	1,050
Total equity	959,831	938,237
Total liabilities and equity	$1,738,137	$1,695,152

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2025	2024
Net sales	$303,707	$257,308
Cost of goods sold	221,423	194,813
Gross profit	82,284	62,495
Selling, general and administrative expense	70,565	66,036
Restructuring and other expense, net	2,476	1,158
Operating income (loss)	9,243	(4,699)
Other income (expense):
Miscellaneous income (expense), net	(156)	486
Interest expense, net	(63)	(489)
Equity in net income of unconsolidated affiliates	36,657	35,492
Earnings before income taxes	45,681	30,790
Income tax expense	10,860	6,782
Net earnings	34,821	24,008
Net loss attributable to noncontrolling interest	(327)	(245)
Net earnings attributable to controlling interest	$35,148	$24,253

Basic
Weighted average common shares outstanding	49,264	49,487
Earnings per share attributable to controlling interest	$0.71	$0.49

Diluted
Weighted average common shares outstanding	50,026	50,365
Earnings per share attributable to controlling interest	0.70	0.48

Cash dividends declared per common share	$0.19	$0.17

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2025	2024
Net earnings	$34,821	$24,008
Other comprehensive income (loss), net of tax
Foreign currency translation	1,407	541
Pension liability adjustment	(11)	(7)
Cash flow hedges	(313)	(50)
Other comprehensive income, net of tax	1,083	484
Comprehensive income	35,904	24,492
Comprehensive loss attributable to noncontrolling interest	(327)	(245)
Comprehensive income attributable to controlling interest	$36,231	$24,737

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2025	2024
Operating activities:
Net earnings	$34,821	$24,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,086	11,830
Provision for (benefit from) deferred income taxes	2,957	(5,537)
Bad debt income	(21)	(8)
Equity in net income of unconsolidated affiliates, net of distributions	(181)	3,453
Net gain on sale of assets	-	(18)
Stock-based compensation	3,427	3,925
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	14,107	28,166
Inventories	(15,816)	(6,406)
Accounts payable	(11,946)	(13,093)
Accrued compensation and employee benefits	(10,399)	(11,445)
Other operating items, net	11,026	6,271
Net cash provided by operating activities	41,061	41,146

Investing activities:
Investment in property, plant and equipment	(13,195)	(9,629)
Acquisitions, net of cash acquired	(92,235)	(88,887)
Proceeds from sale of assets, net of selling costs	-	11,769
Investment in non-marketable equity securities	-	(2,000)
Net cash used by investing activities	(105,430)	(88,747)

Financing activities:
Dividends paid	(8,576)	(8,116)
Repurchase of common shares	(6,259)	(6,803)
Proceeds from issuance of common shares, net of tax withholdings	(3,552)	(3,158)
Principal payments on long-term obligations	(197)
Net cash used by financing activities	(18,584)	(18,077)

Decrease in cash and cash equivalents	(82,953)	(65,678)
Cash and cash equivalents at beginning of period	250,075	244,225
Cash and cash equivalents at end of period	$167,122	$178,547

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

Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within equity income in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note B – Investments in Unconsolidated Affiliates.”

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the first quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2025 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Relationship with Worthington Steel

We are party to several agreements with Worthington Steel that govern our ongoing relationship following the Separation, including a Trademark License Agreement, both a short and long-term Transition Services Agreement, and a Steel Supply and Services Agreement. Transactions governed by these agreements are considered related party transactions.

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement totaled $37,036 and $28,431 for the three months ended August 31, 2025 and August 31, 2024, respectively. Accounts payable related to these purchases were $10,598 and $9,099 as of August 31, 2025 and May 31, 2025, respectively.

Activity under all other agreements between Worthington Steel and us related to the Separation was immaterial for the periods presented.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced income tax disclosures, including more detailed information in the effective tax rate reconciliation and disaggregated disclosures of income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. While adoption of this ASU is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows, it will result in expanded income tax disclosures beginning in our 2026 Form 10-K.

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

Note B – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At August 31, 2025, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); Sustainable Energy Solutions (49%); WAVE (50%); and Workhorse (20%).

We received distributions from unconsolidated affiliates totaling $36,476 during the three months ended August 31, 2025. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $103,166 and $103,767 at August 31, 2025 and May 31, 2025, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

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

WAVE and ClarkDietrich are included within the Building Products segment, while the Sustainable Energy Solutions and Workhorse joint ventures are reported within Other. The following tables present summarized financial information for our unconsolidated affiliates for three months ended August 31, 2025 and 2024:

	Three Months Ended
	August 31,
	2025	2024
WAVE
Net sales	$134,717	$125,905
Operating income	67,683	60,065
Depreciation and amortization	1,638	1,470
Interest expense, net	3,960	4,409
Income tax expense	134	64
Net earnings	63,597	56,209

ClarkDietrich
Net sales	$289,991	$301,855
Operating income	22,789	34,081
Depreciation and amortization	4,495	3,873
Interest expense (income), net	80	(142)
Income tax expense	13	537
Net earnings	23,735	34,976

Other
Net sales	$72,485	$87,913
Operating income (loss)	(3,257)	200
Depreciation and amortization	2,214	2,663
Interest expense, net	295	491
Income tax expense	59	44
Net earnings (loss)	(3,623)	(503)

Note C – Restructuring and Other Expense, Net

Restructuring activities consist of established programs that are intended to fundamentally change our operations. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental operating items associated with our ongoing businesses that are nonrecurring in nature but incremental to our normal business activities.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the three months ended August 31, 2025, is summarized below:

	Balance at			Balance at
	May 31, 2025	Expense	Payments	August 31, 2025
Early retirement and severance	$585	$775	$(365)	$995
Other restructuring charges	100	1,701	(1,801)	-
	$685	2,476	$(2,166)	$995

The total liability associated with our restructuring activities as of August 31, 2025 is expected to be paid in the next 12 months.

Note D – Contingent Liabilities and Commitments

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

At August 31, 2025, we also had in place $9,204 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at August 31, 2025.

Note F – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the adjusted daily simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at August 31, 2025 or May 31, 2025, leaving $500,000 available for use.

Note G – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31,
	2025			2024
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$1,280	$127	$1,407	$(12)	$553	$541
Pension liability adjustment	(14)	3	(11)	(7)	-	(7)
Cash flow hedges	(439)	126	(313)	(65)	15	(50)
Other comprehensive income (loss)	$827	$256	$1,083	$(84)	$568	$484

Note H – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2025	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237
Net earnings (loss)	-	-	35,148	35,148	(327)	34,821
Other comprehensive income	-	1,083	-	1,083	-	1,083
Common shares issued, net of withholding tax	(3,552)	-	-	(3,552)	-	(3,552)
Common shares in non-qualified plans	78	-	-	78	-	78
Stock-based compensation	4,856	-	-	4,856	-	4,856
Repurchases and retirement of common shares	(623)	-	(5,636)	(6,259)	-	(6,259)
Cash dividends declared	-	-	(9,433)	(9,433)	-	(9,433)
Balance at August 31, 2025	$309,367	$5,133	$644,608	$959,108	$723	$959,831

	Controlling Interest
	Additional
	Paid-in	AOCI,	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interests	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Repurchases and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241

The following table summarizes the changes in AOCI for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050
OCI before reclassifications	1,280	(14)	334	1,600
Reclassification adjustments to net earnings (1)	-	-	(773)	(773)
Income tax effect	127	3	126	256
Balance at August 31, 2025	$3,988	$(376)	$1,521	$5,133

	Foreign	Pension
	Currency	Liability	Cash Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(12)	(7)	(398)	(417)
Reclassification adjustments to net earnings (1)	-	-	333	333
Income tax effect	553	-	15	568
Balance at August 31, 2024	$(128)	$(448)	$1,514	$938

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note N – Derivative Financial Instruments and Hedging Activities.”

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. During the three months ended August 31, 2025, we repurchased a total of 100,000 common shares under this authorization leaving 5,265,000 common shares available for repurchase at August 31, 2025.

Common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note I – Stock-Based Compensation

Service-Based Restricted Common Shares

During the three months ended August 31, 2025, we granted an aggregate of 63,330 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The weighted average grant date fair value of these restricted common shares, based on the weighted average closing price of the underlying common shares on the grant date, was $63.05 per share, or $3,993 in total, and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

Market-Based Restricted Common Shares

On June 30, 2025, we granted market-based restricted common shares covering an aggregate of 92,500 common shares (at target levels) to certain members of executive management. Vesting of the awards is contingent on the achievement of specified levels of ATSR over a three-year service period ending June 30, 2028, in which annualized ATSR must exceed a threshold level in order to be satisfied. The fair value of these market-based restricted common shares was estimated using a Monte-Carlo simulation model that incorporates key assumptions such as the risk-free interest rate, expected volatility and expected dividends. Compensation expense is recognized on a straight-line basis over the three-year vesting period, net of forfeitures, regardless of whether the market condition is satisfied. The estimated grant date fair value of these market-based restricted common shares was $45.39 per common share or $4,199 in total (at target levels).

The following assumptions were used to determine the grant date fair value for our market-based restricted common shares during the three months ended August 31, 2025.

Dividend yield	1.19%
Expected volatility	38.00%
Risk-free interest rate	3.68%

Performance Shares

Performance shares awarded under our stock-based compensation plans are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets. The awards generally cover three-year performance periods ending May 31, 2026, 2027, and 2028.

These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the three months ended August 31, 2025, we granted performance share awards covering an aggregate of 53,130 common shares (at target levels). The aggregate grant-date fair value at target for these performance shares is $3,395, which will be recognized over the performance period and adjusted based on our periodic assessment of the probability of achieving the performance targets. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note J – Income Taxes

Income tax expense for the three months ended August 31, 2025 and August 31, 2024 reflected estimated annual ETRs of 23.8% and 24.5%, respectively. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2026 could be materially different from the forecasted rate as of August 31, 2025.

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,	August 31,
	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest	$35,148	$24,253
Denominator (shares in thousands):
Basic EPS – weighted average common shares	49,264	49,487
Effect of dilutive securities	762	878
Diluted EPS – weighted average common shares	50,026	50,365

Basic EPS	$0.71	$0.49
Diluted EPS	$0.70	$0.48

Stock options and restricted common shares covering an aggregate of 13,610 and 77,837 common shares for the three months ended August 31, 2025 and August 31, 2024, respectively have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

Note L – Segment Operations

Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the CODM to analyze performance, make decisions and allocate resources. We have identified our CEO as our CODM. Our CODM evaluates segment performance on the basis of adjusted EBITDA, as described in the “Use of Non-GAAP Financial Measures and Definitions” section. Factors used to identify operating segments include the nature of the products provided by each business, the management reporting structure, similarity of economic characteristics and certain quantitative measures, as prescribed by GAAP. Our operations are organized under two operating segments: Consumer Products and Building Products. Unallocated Corporate and Other also includes certain assets and liabilities (e.g., cash and cash equivalents and public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole. Activity outside of our two operating segments is presented within “Other” and “Unallocated Corporate” as described further below.

Other includes our share of the equity earnings of two of our unconsolidated joint ventures, Sustainable Energy Solutions and Workhorse.

Unallocated Corporate includes certain assets and liabilities (e.g. public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level.

The following tables present summarized financial information for our reportable operating segments and Unallocated Corporate and Other for the periods indicated. A reconciliation from the GAAP financial measure of earnings (loss) before income taxes to the non-GAAP financial measure of adjusted EBITDA is provided directly following the summarized information below.

	Three Months Ended August 31, 2025
			Total
	Consumer	Building	Reportable		Unallocated
			Operating
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$118,938	$184,769	$303,707	-	-	$303,707
Cost of goods sold	79,972	141,399	221,371	-	52	221,423
SG&A	27,710	33,636	61,346	-	9,219	70,565
Restructuring and other expense, net	13	296	309	-	2,167	2,476
Other segment items (1)	18	98	116	-	103	219
Equity in net income of unconsolidated affiliates	-	38,320	38,320	(1,663)	-	36,657
Earnings (loss) before income taxes	11,225	47,660	58,885	(1,663)	(11,541)	45,681

Reconciling items to adjusted EBITDA
Depreciation and amortization	3,858	9,036	12,894	-	192	13,086
Interest expense (income)	(2)	(18)	(20)	-	83	63
Stock-based compensation	727	819	1,546	-	1,881	3,427
Restructuring and other expense, net	13	296	309	-	2,167	2,476
Net loss attributable to noncontrolling interest	327	-	327	-	-	327
Adjusted EBITDA	$16,148	$57,793	$73,941	$(1,663)	$(7,218)	$65,060

	Three Months Ended August 31, 2024
			Total
	Consumer	Building	Reportable		Unallocated
			Operating
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$117,596	$139,712	$257,308	$-	$-	$257,308
Cost of goods sold	78,113	116,647	194,760	-	53	194,813
SG&A	26,861	28,050	54,911	-	11,125	66,036
Restructuring and other expense, net	-	289	289	-	869	1,158
Other segment items (1)	(15)	(225)	(240)	-	243	3
Equity in net income of unconsolidated affiliates	-	36,645	36,645	(1,153)	-	35,492
Earnings (loss) before income taxes	12,637	31,596	44,233	(1,153)	(12,290)	30,790

Reconciling items to adjusted EBITDA
Depreciation and amortization	4,336	7,294	11,630	-	200	11,830
Interest expense	-	17	17	-	472	489
Stock-based compensation	557	533	1,090	-	2,835	3,925
Restructuring and other expense, net	-	289	289	-	869	1,158
Net loss attributable to noncontrolling interest	245	-	245	-	-	245
Adjusted EBITDA	$17,775	$39,729	$57,504	$(1,153)	$(7,914)	$48,437

(1)
Other segment items consist of non-operating activity included in adjusted EBITDA, which is our segment profit measure.

Total assets for each of our reportable operating segments at the dates indicated were as follows:

	August 31,	May 31,
	2025	2025
Consumer Products	$534,316	$531,187
Building Products	928,012	795,837
Total reportable operating segments	1,462,328	1,327,024
Unallocated Corporate and Other	275,809	368,128
Total assets	$1,738,137	$1,695,152

The following table presents capital expenditures for each of our reportable operating segments for the three months ended August 31, 2025 and August 31, 2024

	Three Months Ended
	August 31,
	2025	2024
Consumer Products	$9,041	$4,943
Building Products	3,509	3,709
Total reportable operating segments	12,550	8,652
Unallocated Corporate	645	977
Total	$13,195	$9,629

Note M – Acquisitions

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components, ductwork, and structural framing used primarily in commercial building applications across North America. The purchase price was $91,185, net of cash acquired. Elgen operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2024, would not be materially different from reported results.

The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes. During the three months ended August 31, 2025, we incurred approximately $1,700 of acquisition related expenses related to the transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of Elgen, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$17,800	15
Trade name	7,900	10
Technological know-how	7,000	10
Non-compete agreement	1,700	5
Total acquired identifiable intangible assets	$34,400

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the acquisition date.

Preliminary
Valuation
Cash and cash equivalents	$1,093
Accounts receivable	12,751
Inventory	16,351
Other current assets	1,605
Property, plant and equipment	11,941
Operating lease assets	21,196
Intangible assets	34,400
Total identifiable assets	99,337
Accounts payable	(11,364)
Current operating lease liability	(2,225)
Accrued expenses	(4,465)
Noncurrent operating lease liability	(19,041)
Deferred income taxes	(3,582)
Net identifiable assets	58,660
Goodwill	33,617
Total purchase price	$92,277

Note N – Derivative Financial Instruments and Hedging Activities

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

Refer to “Note O – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2025 and May 31, 2025:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	August 31,	May 31,	Sheet	August 31,	May 31,
	Location	2025	2025	Location	2025	2025
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$441	$478	Accounts payable	$334	$51
Commodity contracts	Other assets	-	-	Other liabilities	44	35
Foreign currency exchange contracts	Receivables	153	483	Accounts payable	-	-
Subtotal		594	961		378	86

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$36	$81	Accounts payable	$101	$15
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	7,541	7,360
Subtotal		36	81		7,642	7,375

Total derivative financial instruments		$630	$1,042		$8,020	$7,461

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $548 and $356 at August 31, 2025 and May 31, 2025, respectively.

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

The following table summarizes the net notional positions of our cash flow hedges at August 31, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$9,423	September 2025 - December 2027
Foreign currency exchange contracts	6,895	September 2025 - April 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended August 31, 2025:
Commodity contracts	$77	Cost of goods sold	$393
Interest rate contracts	-	Interest expense, net	52
Foreign currency exchange contracts	257	Miscellaneous expense, net	328
Total	$334		$773

For the three months ended August 31, 2024:
Commodity contracts	$(398)	Cost of goods sold	$(385)
Interest rate contracts	-	Interest expense, net	52
Total	$(398)		$(333)

The estimated amount of net gains recognized in AOCI at August 31, 2025, expected to be reclassified into net earnings within the succeeding 12 months is $559 (net of tax of $151). This amount was computed using the fair value of the cash flow hedges at August 31, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027.

Net Investment Hedges

At August 31, 2025, we designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during any of the fiscal years presented. The foreign currency loss recognized in OCI for the non-derivative instruments designated as net investment hedges during the three months ended August 31, 2025 and 2024 was $3,100 and $1,835, respectively.

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

The following table summarizes the net notional positions of our economic (non-designated) derivative financial instruments outstanding at August 31, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$1,308	September 2025 - November 2026
Foreign currency exchange contracts	39,173	November 2025 - December 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss)
		Recognized in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	August 31,	August 31,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$(47)	$87
Foreign currency exchange contracts	Miscellaneous income (expense), net	674	1,047
Total		$627	$1,134

Note O – Fair Value Measurements

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

Recurring Fair Value Measurements

At August 31, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$630	$-	$630
Total assets	$-	$630	$-	$630

Liabilities
Derivative financial instruments (1)	$-	$8,020	$-	$8,020
Total liabilities	$-	$8,020	$-	$8,020

At May 31, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,042	$-	$1,042
Total assets	$-	$1,042	$-	$1,042

Liabilities
Derivative financial instruments (1)	$-	$7,461	$-	$7,461
Total liabilities	$-	$7,461	$-	$7,461

——————————————————

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note N – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At August 31, 2025, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet. See “Note R – Fair Value Measurements” in the fiscal 2025 Form 10-K for information regarding non-recurring fair value measurements as of May 31, 2025.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $276,990 and $263,547 at August 31, 2025 and May 31, 2025, respectively. The carrying amount of long-term debt was $306,010 and $302,868 at August 31, 2025 and May 31, 2025, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. All amounts are presented in millions except common share and per common share amounts.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2025 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Business Overview

We are a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct reportable operating segments: Consumer Products and Building Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new innovative products and applications, and pursuing strategic investments and acquisitions.

Our Consumer Products business has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools, propane-filled camping cylinders, helium-filled balloon kits, and accessories and gas griddles and pizza ovens sold primarily to mass merchandisers, retailers and distributors. Sales to one customer in Consumer Products accounted for 11.2% of our consolidated net sales in the first quarter of fiscal 2026.

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

Activity outside of our two reportable operating segments is presented within Other and Unallocated Corporate as described further below.

Other includes our share of the equity earnings of two of our unconsolidated joint ventures, Sustainable Energy Solutions and Workhorse and the related investments in these businesses.

Unallocated Corporate includes certain assets and liabilities (e.g., cash and cash equivalents and public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level.

Acquisitions and Divestitures

Fiscal 2026

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components. The purchase price was approximately $91.2 million, net of cash acquired. Elgen began operating as part of Building Products in the first quarter of fiscal 2026. Refer to “Note M – Acquisitions” for additional information.

Fiscal 2025

On June 3, 2024, we completed the acquisition of Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price consisted of cash consideration of $108.6 million, including an earnout that was settled in March 2025. Ragasco began operating as part of Building Products in the first quarter of fiscal 2025.

Demand Trends

General Economic Conditions

Demand for our products is closely tied to broader macroeconomic conditions and overall consumer and business sentiment. Shifts in inflation, interest rates, disposable income, and construction activity directly influence purchase behavior, capital investment, and distributor inventory management.

The macroeconomic environment during the first quarter of fiscal 2026 was mixed, as easing inflation was offset by elevated borrowing costs and continued policy uncertainty. U.S. GDP rebounded in June 2025 (the latest available release), increasing at a 3.3% annualized rate following a 0.5% decline in March 2025. Inflation remained near 3%, and the CPI increased 3.1% year-over-year in August 2025, while the Federal Reserve lowered the federal funds target range to 4.00%–4.25% at its September 2025 meeting. Mortgage costs eased late in the first quarter of fiscal 2026, but remained high by historical standards, with the average 30-year fixed rate at 6.56% at August 31, 2025.

We believe these dynamics, including tight credit conditions, softening industrial activity, and global uncertainty, continued to weigh on both consumer and business sentiment during the first quarter of fiscal 2026. Within Consumer Products, inflation-driven cost consciousness and elevated interest rates influenced discretionary purchases and contributed to cautious buying patterns. In Building Products, rising financing costs constrained new construction demand, while slowing industrial activity impacted certain commercial and infrastructure-related channels. We expect demand to remain uneven in the near term. Other key end market trends are described below in the “End Market Trends” section.

Inventory Demand Cycles

Demand for our products is influenced by the inventory management strategies of our retail and distribution partners. Periods of customer destocking, when our customers reduce their own inventories, can lead to lower order volumes, even when consumer sell-through remains steady. Conversely, customers’ restocking can temporarily elevate shipments above underlying end-user demand. As a result, shifts in customers’ inventory levels can meaningfully impact our reported revenue and margin performance, particularly in Consumer Products, where a large volume of products flow through big box retailers.

During the first quarter of fiscal 2026, inventory levels at most key retailer and distributor customers remained aligned with end-user demand, and replenishment activity generally mirrored point-of-sale trends, with no material build-up in our distribution or retail channels. Customers maintained a cautious approach in managing tariff-related cost pressures, selectively trimming orders for lower-volume items.

End Market Trends

We offer a wide range of products and services to a diverse, primarily domestic, customer base across several end markets, including U.S. residential and non-residential construction, repair/remodel, which collectively drive overall demand for Building Products. These end markets also drive demand for many of our consumer products sold in the tools and outdoor living categories. Demand for our remaining consumer products, including helium-filled balloon kits sold into the celebrations category, is generally driven by the general health of the consumer, including the macroeconomic and geopolitical conditions discussed above. We actively monitor the following publicly available economic data and selected key indicators for our major end markets:

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

During the first quarter of fiscal 2026, conditions across our key end markets remained uneven. U.S residential and non-residential construction spending trended lower. Housing indicators suggested modest improvements in existing home sales and private housing starts, while authorized permits declined on a year-over-year basis, driven by weakness in multifamily activity. In August 2025, the HMI weakened further to 32, the lowest level since December 2022, reflecting a notably subdued new home pipeline. The non-residential end market was mixed, as the ABI remained in contraction, while the DMI rose 7.5% in August 2025 to a record of 301.4, signaling stronger project planning activity despite current spending softness. Within repair and remodel, the latest LIRA projects approximately 1.2% growth in homeowner improvement spending through the second quarter of calendar year 2026. We believe these conditions support stable near-term demand for tools and DIY products in Consumer Products, while Building Products remain exposed to mixed construction end markets where planning activity is improving but spending remains subdued, leading us to expect overall demand across our key end markets to remain uneven in the near term.

Factors Affecting Operating Costs

Raw Materials

Our largest raw material expenditures include cold-rolled and hot-rolled steel, propane, propylene, and aluminum. Fluctuations in the prices of these inputs have a direct impact on our cost of goods sold and overall financial performance. Our primary raw material and energy inputs are subject to significant price volatility driven by global supply-demand imbalances, tariffs, and other external factors. We manage this risk through a combination of supply contracts, forward purchasing, and selective hedging strategies designed to reduce near-term cost swings and support margin stability.

Steel: Steel raw material is the most significant direct cost across both the Consumer Products and Building Products segments. During the first quarter of fiscal 2026, prices for both hot-rolled and cold-rolled steel moderated from the peak levels reached in April 2025. This decline contributed to improved spread as we maintained consistent pricing discipline across our product portfolio. Our sourcing strategy, combining firm-price contracts for select inputs with index-based agreements for others, allowed us to manage volatility and capture cost advantages as prices declined.

Aluminum: During the first quarter of fiscal 2026, aluminum costs increased compared to the prior year quarter, reflecting both higher global benchmark prices and a June 2025 increase in U.S Section 232 tariffs to 50% which drove U.S Midwest aluminum premiums to elevated levels. These changes impacted components such as fuel cylinder valves and other aluminum-intensive assemblies. Where possible, we mitigated these increases through forward purchasing and supplier negotiations, but tariff-related cost pressure on aluminum is expected to persist into the second quarter of fiscal 2026.

Propane, propylene, and other gases: Propane and propylene costs were stable during the first quarter of fiscal 2026, consistent with broader commodity trends. A portion of our propane and propylene requirements are secured under fixed-price supply agreements, which limited our exposure to spot fluctuations. Costs for helium and other industrial gases declined from the prior year quarter, providing a margin benefit in select consumer-facing product lines, particularly within the Consumer Products segment.

We continue to actively monitor commodity markets and maintain a diversified sourcing strategy to ensure continuity of supply and cost discipline. Our approach to material procurement supports margin stability and helps mitigate the impact of input price volatility on our results.

Seasonality

Historically, net sales tend to be stronger in our fiscal third and fourth quarters for Consumer Products when our facilities perform at seasonal peaks, matching consumer demand. Sales in Building Products are generally stronger in the first and fourth quarters of our fiscal year due to weather conditions, customer business cycles, and the timing of renovation and new construction projects.

Results of Operations

The following discussion provides an overview of results for the three months ended August 31, 2025 and August 31, 2024:

	Three Months Ended
	August 31,
	2025	2024	Change
GAAP Financial Measures
Net sales	$303.7	$257.3	$46.4
Operating income (loss)	9.2	(4.7)	13.9
Earnings before income taxes	45.7	30.8	14.9
Net earnings	34.8	24.0	10.8
Equity income	36.7	35.5	1.2
EPS - diluted	0.70	0.48	0.22

Non-GAAP Financial Measures (1)
Adjusted operating income (loss)	$11.7	$(3.5)	$15.2
Adjusted EBITDA	65.1	48.4	16.7
Adjusted EPS – diluted	0.74	0.50	0.24

——————————————————

(1)
Reconciliations for each of these non-GAAP financial measures to their most comparable GAAP financial measure are provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended
	August 31,		Change
	2025	2024	$	%
Consumer Products	$118.9	$117.6	$1.3	1.1%
Building Products	184.8	139.7	45.1	32.3%
Consolidated	$303.7	$257.3	$46.4	18.0%

•
Consumer Products – Net sales totaled $118.9 million in the current year quarter, up $1.3 million, or 1.1% over the prior year quarter, driven by favorable product mix, substantially offset by lower overall volume.
•
Building Products – Net sales totaled $184.8 million in the current year quarter, up $45.1 million, or 32.2%, over the prior year quarter, driven by higher overall volume and $20.9 million in contributions from Elgen.

Gross Profit

	Three Months Ended
	August 31,		Change
	2025	2024	$	%
Gross profit	$82.3	$62.5	$19.8	31.7%
Gross margin	27.1%	24.3%

Gross profit for the current year quarter increased $19.8 million, or 31.7%, over the prior year quarter to $82.3 million driven primarily by the impact of higher overall volumes in the wholly owned businesses of Building Products.

SG&A

	Three Months Ended
	August 31,		Change
	2025	2024	$	%
SG&A	$70.6	$66.0	$4.6	7.0%
Net Sales %	23.2%	25.7%

SG&A increased $4.6 million, or 7.0%, from the prior year quarter, due primarily to the addition of Elgen. As a percentage of net sales, SG&A was down from 25.7% in the prior year quarter to 23.2% on slightly lower overall corporate overhead expenses.

Restructuring and Other Expense, Net

	Three Months Ended
	August 31,
	2025	2024	$ Change
Restructuring and other expense, net	$2.5	$1.2	$1.3

Restructuring and other expense, net in both periods consisted primarily of employee severance and transaction costs related to acquisitions and divestitures.

Equity Income

	Three Months Ended
	August 31,		Change
	2025	2024	$	%
WAVE (1)	$32.4	$27.9	$4.5	16.1%
ClarkDietrich (1)	5.9	8.7	(2.8)	(32.2%)
Other (2)	(1.6)	(1.1)	(0.5)	(45.5%)
Equity income	$36.7	$35.5	$1.2	3.4%

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of the equity earnings of the Workhorse and the Sustainable Energy Solutions joint venture.

Equity income increased $1.2 million over the prior year quarter to $36.7 million, driven by higher contributions from WAVE, up $4.5 million over the prior year quarter, partially offset by a decline at ClarkDietrich, down $2.8 million, as pricing pressure led to lower gross profit.

Income Tax Expense

	Three Months Ended
	August 31,
	2025	2024	$ Change
Income tax expense	$10.9	$6.8	$4.1
Estimated Annual ETR	23.8%	24.5%

Income tax expense was $10.9 million in the current year quarter compared to $6.8 million in the prior year quarter. The increase was primarily driven by higher pre-tax earnings.

Adjusted EBITDA

The following table provides a summary of adjusted EBITDA, a non-GAAP financial measure, by reportable operating segment and on a consolidated basis, along with the respective percentage of net sales for each reportable operating segment and on a consolidated basis. See the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q for additional information regarding our use of non-GAAP financial measures. A reconciliation from earnings before income taxes to adjusted EBITDA is provided in “Note L – Segment Operations.”

	Three Months Ended
	August 31,
		% of		% of	Change
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$16.1	13.5%	$17.8	15.1%	$(1.7)	(9.6%)
Building Products	57.8	31.3%	39.7	28.4%	18.1	45.6%
Total reportable operating segments	$73.9	24.3%	$57.5	22.3%	16.4	28.5%
Other	(1.7)	N.M.	(1.2)	N.M.	(0.5)	41.7%
Unallocated Corporate	(7.2)	2.4%	(7.9)	3.1%	0.7	8.9%
Consolidated	$65.0	21.4%	$48.4	18.8%	16.6	34.3%

•
Consumer Products – Adjusted EBITDA decreased $1.7 million from the prior year quarter, driven by the impact of lower volume, and to a lesser extent higher SG&A.
•
Building Products – Adjusted EBITDA was $57.8 million, an increase of $18.1 million, or 45.6% compared to the prior year quarter, primarily due to volume growth in the wholly owned businesses. The current quarter was negatively impacted by $2.2 million of nonrecurring items related to the Elgen acquisition, reflecting a purchase accounting step up in inventory to fair value, which resulted in a nominal Adjusted EBITDA contribution from Elgen.
•
Other – Adjusted EBITDA decreased $0.5 million compared to the prior year quarter, driven by lower equity earnings from Workhorse.
•
Unallocated Corporate – Unallocated SG&A decreased $0.7 million, or 8.9%, from the prior year quarter, primarily driven by lower profit sharing and bonus accruals in the current quarter as well as an increase in costs recovered through the Transition Services Agreement with Worthington Steel.

Liquidity and Capital Resources

During the three months ended August 31, 2025, we generated $41.1 million of cash from operating activities, flat from the prior year quarter, invested $13.2 million in property, plant and equipment, and spent approximately $92.0 million to acquire 100% of the outstanding equity interests in Elgen. Additionally, we paid $6.3 million to repurchase 100,000 common shares and paid dividends of $8.6 million on the common shares during the three months ended August 31, 2025.

The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,
	2025	2024
Net cash provided by operating activities	$41.1	$41.1
Net cash used by investing activities	(105.4)	(88.7)
Net cash used by financing activities	(18.6)	(18.1)
Decrease in cash and cash equivalents	(82.9)	(65.7)
Cash and cash equivalents at beginning of period	250.1	244.2
Cash and cash equivalents at end of period	$167.2	$178.5

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available to be drawn as of August 31, 2025.

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

Net cash provided by operating activities was $41.1 million during the three months ended August 31, 2025, flat compared to the prior year quarter as higher net earnings in the current year quarter was offset by an increase in operating working capital requirements (accounts receivable, inventory, and accounts payable) and a $2.5 million decrease in dividends received from unconsolidated affiliates.

Investing Activities

Net cash used by investing activities was $105.4 million during the three months ended August 31, 2025 compared to $88.7 million from the prior year quarter. Net cash used by investing activities during the three months ended August 31, 2025 was driven primarily by cash paid to acquire the outstanding equity interests in Elgen and capital expenditures, including $8.6 million related to ongoing facility modernization projects.

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

Financing Activities

Net cash used by financing activities was $18.6 million during the three months ended August 31, 2025, compared to $18.1 million in the prior year quarter. During the three months ended August 31, 2025, we paid $6.3 million to repurchase 100,000 common shares and paid dividends of $8.6 million on the common shares.

Common shares – On September 23, 2025, the Board declared a quarterly dividend of $0.19 per common share payable on December 29, 2025, to shareholders of record at the close of business on December 15, 2025.

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. As of August 31, 2025, 5,265,000 common shares remained available for repurchase under this authorization.

The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of August 31, 2025, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at August 31, 2025, leaving the full borrowing capacity of $500.0 million available for future use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related disclosure, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to use judgment and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of accounting policies. We believe that our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2025 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

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

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2025 Form 10-K, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2025 Form 10-K. Those risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2025 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the three months ended August 31, 2025 that were not registered under the Securities Act of 1933, as amended.

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

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of	Average Price	Shares Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
June 1-30, 2025	40,862	$60.46	-	5,365,000
July 1-31, 2025	124,730	62.93	100,000	5,265,000
August 1-31, 2025	317	67.05	-	5,265,000
Total	165,909	$62.33	100,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. A total of 353,464 common shares have been repurchased since the latest authorization, leaving 5,265,000 common shares available for repurchase at August 31, 2025, and such authorization is not subject to a fixed expiration date. The common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended August 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended Articles of Incorporation of Worthington Enterprises, Inc. [This document represents the articles of incorporation of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3.1	1/09/2024

3.2	Code of Regulations of Worthington Enterprises, Inc. [This document represents the code of regulations of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3(b)	10/16/2000

10.1	Worthington Enterprises, Inc. 2025 Equity Plan for Non-Employee Directors†	8-K	10.1	9/26/2025

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Executive Officer)*

31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Financial Officer)*

32.1	Section 1350 Certification of Principal Executive Officer**

32.2	Section 1350 Certification of Principal Financial Officer**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2025 and May 31, 2025; (ii) Consolidated Statements of Earnings for the three months ended August 31, 2025 and August 31, 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended August 31, 2025 and August 31, 2024; (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2025 and August 31, 2024 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: October 8, 2025	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)