Form 10-Q
period 2025-11-30
WORTHINGTON ENTERPRISES, INC.
filed 2026-01-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 5, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 49,546,581.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
ATSR	Annualized absolute total shareholder return
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
COVID-19	The novel coronavirus disease first known to originate in December 2019
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
current year quarter	The three months ended November 30, 2025
DMI	Dodge Momentum Index
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Elgen	Elgen Manufacturing Company, Inc.
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2026	Our fiscal year ended May 31, 2026
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025
GAAP	U.S. generally accepted accounting principles
Halo	WH Products, LLC
Hexagon Composites	Hexagon Composites ASA, which is traded on the Euronext Oslo as HEX
Hexagon Purus	Hexagon Purus ASA, which is traded on the Euronext Oslo as HPUR
HMI	National Association of Home Builders/Wells Fargo Housing Market Index
HVAC	Heating, ventilation, and air conditioning
Hydrostat	Hydrostat, Inc.
LIRA	Leading Indicator of Remodeling Activity
LPG	Liquefied petroleum gas
LSI	LSI Group, LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
prior year period	The six months ended November 30, 2024
prior year quarter	The three months ended November 30, 2024
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Ragasco AS
SEC	Securities and Exchange Commission
second quarter of fiscal 2026	Our fiscal quarter ended November 30, 2025
SES	Sustainable Energy Solutions
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
simple SOFR	Simple Secured Overnight Financing Rate
Special PSA	Special award of common shares subject to performance-based and time-based vesting restrictions
Steel Supply and Services Agreement	Steel Supply and Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.

Term	Definition
Trademark License Agreement	Trademark License Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
Transition Services Agreement	Transition Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2025 Form 10-K	Our Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on July 30, 2025
2026 Form 10-K	Our Annual Report on Form 10-K for fiscal 2026

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
cybersecurity risks;
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

Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by net sales.

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
•
Restructuring activities consist of established programs that are intended to fundamentally change our operations, and as such are excluded from its non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other nonrecurring items included in operating income but incremental to our normal business activities. These items are excluded because they are not part of the ongoing operations of our underlying business.
•
Loss on partial sale of investment in SES, resulting from the divestiture of our 49% interest in the Composite business of the SES joint venture, is excluded because it does not occur in the normal course of business and is inherently unpredictable in timing and amount.
•
Unrealized losses on marketable equity securities represent the net impact of unrealized losses resulting from mark-to-market adjustments on our marketable equity securities. We exclude this activity because it is not reflective of ongoing operating activity and does not provide a meaningful evaluation of operating performance.

Consolidated Results – Selected Non-GAAP Adjusted Results

	Three Months Ended November 30, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$12,264	$35,780	$8,751	$27,328	$0.55
Restructuring and other expense, net (2)	1,644	1,644	(404)	1,240	0.02
Loss on partial sale of investment in SES (3)	-	2,950	-	2,950	0.06
Unrealized loss on investment in marketable securities	-	1,243	(301)	942	0.02
Non-GAAP	$13,908	$41,617	$9,456	$32,460	$0.65

	Three Months Ended November 30, 2024
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$3,521	$37,109	$9,100	$28,260	$0.56
Restructuring and other expense, net	2,620	2,620	(639)	1,981	0.04
Non-GAAP	$6,141	$39,729	$9,739	$30,241	$0.60

	Six Months Ended November 30, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$21,507	$81,461	$19,611	$62,476	$1.25
Restructuring and other expense, net (2)	4,120	4,120	(781)	3,339	0.07
Loss on partial sale of investment in SES (3)	-	2,950	-	2,950	0.06
Unrealized loss on investment in marketable securities	-	1,243	(301)	942	0.02
Non-GAAP	$25,627	$89,774	$20,693	$69,707	$1.40

	Six Months Ended November 30, 2024
		Earnings
	Operating	Before	Income
	Income	Income	Tax	Net	Diluted
	(Loss)	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$(1,178)	$67,899	$15,882	$52,513	$1.04
Restructuring and other expense, net	3,778	3,778	(928)	2,850	0.06
Non-GAAP	$2,600	$71,677	$16,810	$55,363	$1.10

Consolidated Results - Adjusted EBITDA

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Net earnings (GAAP)	$27,029	$28,009	$61,850	$52,017
Plus: Net loss attributable to noncontrolling interest	299	251	626	496
Net earnings attributable to controlling interest	27,328	28,260	62,476	52,513
Interest expense, net	1,472	1,033	1,535	1,522
Income tax expense	8,751	9,100	19,611	15,882
EBIT (4)	37,551	38,393	83,622	69,917
Restructuring and other expense, net	1,644	2,620	4,120	3,778
Loss on partial sale of investment in SES (2)	2,950	-	2,950	-
Unrealized loss on investment in marketable securities (3)	1,243	-	1,243	-
Adjusted EBIT (4)	43,388	41,013	91,935	73,695
Depreciation and amortization	13,764	11,927	26,850	23,757
Stock-based compensation (5)	3,326	3,273	6,753	7,197
Adjusted EBITDA (non-GAAP)	$60,478	$56,213	$125,538	$104,649

Net earnings margin (GAAP)	8.3%	10.2%	9.8%	9.8%
Adjusted EBITDA margin (non-GAAP)	18.5%	20.5%	19.9%	19.7%

(1)
Excludes the impact of noncontrolling interest.
(2)
Reflects the loss incurred in connection with divestment of our 49% interest in the composite assets of our SES joint venture on October 16, 2025. In exchange for our interest in the divested assets, we received common shares in both Hexagon Composites and Hexagon Purus.
(3)
Reflects the unrealized loss on investment in marketable securities noted in footnote (2) above.
(4)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of net earnings to adjusted EBITDA, which is a non-GAAP financial measure used by management.
(5)
Excludes $2.7 million of stock-based compensation reported in restructuring and other expense, net in our consolidated statement of earnings for the three and six months ended November 30, 2024 related to the accelerated vesting of certain outstanding equity awards upon retirement of a key employee.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	November 30,	May 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$180,288	$250,075
Receivables, less allowances of $1,130 and $907, respectively	207,320	215,824
Inventories:
Raw materials	98,611	80,522
Work in process	8,201	9,408
Finished products	91,629	79,463
Total inventories	198,441	169,393
Income taxes receivable	25,616	12,720
Prepaid expenses and other current assets	37,117	37,358
Total current assets	648,782	685,370
Investments in unconsolidated affiliates	119,222	129,262
Operating lease assets	39,586	22,699
Goodwill	412,764	376,480
Other intangible assets, net of accumulated amortization of $96,736 and $88,887, respectively	219,056	190,398
Other assets	25,284	20,717
Property, plant and equipment:
Land	8,727	8,703
Buildings and improvements	135,134	132,742
Machinery and equipment	390,637	372,798
Construction in progress	50,427	33,326
Total property, plant and equipment	584,925	547,569
Less: accumulated depreciation	296,286	277,343
Total property, plant and equipment, net	288,639	270,226
Total assets	$1,753,333	$1,695,152

Liabilities and equity
Current liabilities:
Accounts payable	$104,779	$103,205
Accrued compensation, contributions to employee benefit plans and related taxes	29,396	43,864
Dividends payable	9,776	9,172
Other accrued items	46,013	34,478
Current operating lease liabilities	8,472	6,014
Income taxes payable	634	109
Total current liabilities	199,070	196,842
Other liabilities	57,574	53,364
Distributions in excess of investment in unconsolidated affiliate	106,363	103,767
Long-term debt	305,255	302,868
Noncurrent operating lease liabilities	31,942	17,173
Deferred income taxes, net	90,106	82,901
Total liabilities	790,310	756,915
Shareholders’ equity - controlling interest	962,599	937,187
Noncontrolling interest	424	1,050
Total equity	963,023	938,237
Total liabilities and equity	$1,753,333	$1,695,152

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Net sales	$327,452	$274,046	$631,159	$531,354
Cost of goods sold	242,823	199,987	464,246	394,800
Gross profit	84,629	74,059	166,913	136,554
Selling, general and administrative expense	70,721	67,918	141,286	133,954
Restructuring and other expense, net	1,644	2,620	4,120	3,778
Operating income (loss)	12,264	3,521	21,507	(1,178)
Other income (expense):
Miscellaneous income (expense), net	(4,130)	65	(4,286)	551
Interest expense, net	(1,472)	(1,033)	(1,535)	(1,522)
Equity in net income of unconsolidated affiliates	29,118	34,556	65,775	70,048
Earnings before income taxes	35,780	37,109	81,461	67,899
Income tax expense	8,751	9,100	19,611	15,882
Net earnings	27,029	28,009	61,850	52,017
Net loss attributable to noncontrolling interest	(299)	(251)	(626)	(496)
Net earnings attributable to controlling interest	$27,328	$28,260	$62,476	$52,513

Basic
Weighted average common shares outstanding	49,160	49,464	49,212	49,475
Earnings per share attributable to controlling interest	$0.56	$0.57	$1.27	$1.06

Diluted
Weighted average common shares outstanding	49,762	50,138	49,895	50,264
Earnings per share attributable to controlling interest	$0.55	$0.56	$1.25	$1.04

Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.34

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Net earnings	$27,029	$28,009	$61,850	$52,017
Other comprehensive income (loss), net of tax
Foreign currency translation	(956)	(3,276)	451	(2,735)
Pension liability adjustment	4	13	(7)	6
Cash flow hedges	(646)	(57)	(959)	(107)
Other comprehensive loss, net of tax	(1,598)	(3,320)	(515)	(2,836)
Comprehensive income	25,431	24,689	61,335	49,181
Comprehensive loss attributable to noncontrolling interest	(299)	(251)	(626)	(496)
Comprehensive income attributable to controlling interest	$25,730	$24,940	$61,961	$49,677

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Operating activities:
Net earnings	$27,029	$28,009	$61,850	$52,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,764	11,927	26,850	23,757
Provision for (benefit from) deferred income taxes	561	2,682	3,518	(2,855)
Bad debt expense	230	2,069	209	2,061
Equity in net income of unconsolidated affiliates, net of distributions	5,108	4,268	4,927	7,721
Net loss (gain) on sale of assets	3,012	(508)	3,012	(526)
Stock-based compensation	3,326	5,937	6,753	9,862
Unrealized loss on investment in marketable securities	1,243	-	1,243	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	6,736	(18,636)	20,843	9,530
Inventories	3,120	7,836	(12,697)	1,430
Accounts payable	1,969	447	(9,977)	(12,646)
Accrued compensation and employee benefits	(4,079)	(2,021)	(14,478)	(13,466)
Other operating items, net	(10,501)	7,043	527	13,314
Net cash provided by operating activities	51,518	49,053	92,580	90,199

Investing activities:
Investment in property, plant and equipment	(12,432)	(15,161)	(25,627)	(24,790)
Acquisitions, net of cash acquired	-	731	(92,235)	(88,156)
Proceeds from sale of assets, net of selling costs	-	1,616	-	13,385
Investment in non-marketable equity securities, net of distributions	(55)	(40)	(55)	(2,040)
Net cash used by investing activities	(12,487)	(12,854)	(117,917)	(101,601)

Financing activities:
Dividends paid	(9,623)	(8,969)	(18,199)	(17,085)
Purchase of common shares	(13,695)	(8,079)	(19,954)	(14,882)
Proceeds from issuance of common shares, net of tax withholdings	(2,269)	(3,893)	(5,821)	(7,051)
Principal payments on long-term obligations	(278)	-	(476)	-
Net cash used by financing activities	(25,865)	(20,941)	(44,450)	(39,018)

Increase (decrease) in cash and cash equivalents	13,166	15,258	(69,787)	(50,420)
Cash and cash equivalents at beginning of period	167,122	178,547	250,075	244,225
Cash and cash equivalents at end of period	$180,288	$193,805	$180,288	$193,805

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

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the second quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2025 Form 10-K.

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

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement totaled $31,865 and $23,024 for the three months ended November 30, 2025 and November 30, 2024, respectively, and $68,901 and $51,455 for the six months ended November 30, 2025 and November 30, 2024, respectively. Accounts payable related to these purchases were $6,580 and $9,099 as of November 30, 2025 and May 31, 2025, respectively.

Activity under all other agreements between Worthington Steel and us related to the Separation was immaterial for the periods presented.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced income tax disclosures, including more detailed information in the effective tax rate reconciliation and disaggregated disclosures of income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. While adoption of this ASU is not expected to have a material effect on our consolidated financial condition, results of operations, or cash flows, it will result in expanded income tax disclosures beginning in the 2026 Form 10-K.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software,” which modernizes and clarifies the threshold entities apply to begin capitalizing development costs for internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have to our results of operations, cash flows and financial condition.

Note B – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At November 30, 2025, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); SES (49%); WAVE (50%); and Workhorse (20%).

On October 16, 2025, we divested our 49% interest in the composite business of the SES joint venture, resulting in a loss of $2,950, recorded in miscellaneous income (expense), net in the consolidated statement of earnings for the three and six months ended November 30, 2025. In exchange for our interest in the divested assets, we received common shares in both Hexagon Composites and Hexagon Purus. Refer to “Note O – Fair Value Measurements” for information regarding the fair value measurement of these common shares.

We received distributions from unconsolidated affiliates totaling $70,702 during the six months ended November 30, 2025. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $106,363 and $103,767 at November 30, 2025 and May 31, 2025, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

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

WAVE and ClarkDietrich are included within the Building Products segment, while the SES and Workhorse joint ventures are reported within Other. The following tables present summarized financial information for our unconsolidated affiliates for three and six months ended November 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
WAVE
Net sales	$120,733	$114,627	$255,450	$240,532
Operating income	57,466	53,366	125,150	113,430
Depreciation and amortization	791	891	2,429	2,361
Interest expense, net	3,871	4,236	7,831	8,645
Income tax expense (benefit)	(18)	133	116	197
Net earnings	54,154	48,996	117,751	105,205

ClarkDietrich
Net sales	$282,615	$290,447	$572,606	$592,302
Operating income	15,880	37,498	38,669	71,579
Depreciation and amortization	4,586	3,934	9,081	7,807
Interest expense (income), net	(31)	36	(110)	(106)
Income tax expense (benefit)	(53)	49	(40)	586
Net earnings	16,532	38,919	40,267	73,895

Other
Net sales	$73,345	$87,916	$145,831	$175,829
Operating income (loss)	(996)	(17)	(4,252)	184
Depreciation and amortization	2,188	2,900	4,402	5,563
Interest expense (income), net	(150)	257	(445)	748
Income tax expense	257	127	316	171
Net earnings (loss)	(2,126)	1,271	(5,749)	768

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the six months ended November 30, 2025, is summarized below:

	Balance at			Balance at
	May 31, 2025	Expense	Payments	November 30, 2025
Early retirement and severance	$585	$856	$(984)	$457
Other restructuring charges (1)	100	3,264	(3,022)	342
	$685	$4,120	$(4,006)	$799

(1)
During the six months ended November 30, 2025, other restructuring charges consisted primarily of acquisition-related costs such as advisory, legal, and other professional fees.

The total liability associated with our restructuring activities as of November 30, 2025 is expected to be paid in the next 12 months.

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

At November 30, 2025, we also had in place $9,204 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at November 30, 2025.

Note F – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the adjusted daily simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at November 30, 2025 or May 31, 2025, leaving $500,000 available for use.

Note G – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30,
	2025			2024
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(853)	$(103)	$(956)	$(2,902)	$(374)	$(3,276)
Pension liability adjustment	5	(1)	4	16	(3)	13
Cash flow hedges	(862)	216	(646)	(54)	(3)	(57)
Other comprehensive loss	$(1,710)	$112	$(1,598)	$(2,940)	$(380)	$(3,320)

	Six Months Ended
	November 30,
	2025			2024
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$427	$24	$451	$(2,914)	$179	$(2,735)
Pension liability adjustment	(10)	3	(7)	9	(3)	6
Cash flow hedges	(1,301)	342	(959)	(119)	12	(107)
Other comprehensive loss	$(884)	$369	$(515)	$(3,024)	$188	$(2,836)

Note H – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid In	AOCI	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2025	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237
Net earnings (loss)	-	-	35,148	35,148	(327)	34,821
Other comprehensive income	-	1,083	-	1,083	-	1,083
Common shares issued, net of withholding tax	(3,552)	-	-	(3,552)	-	(3,552)
Common shares in non-qualified plans	78	-	-	78	-	78
Stock-based compensation	4,856	-	-	4,856	-	4,856
Purchase and retirement of common shares	(623)	-	(5,636)	(6,259)	-	(6,259)
Cash dividends declared	-	-	(9,433)	(9,433)	-	(9,433)
Balance at August 31, 2025	$309,367	$5,133	$644,608	$959,108	$723	$959,831
Net earnings (loss)	-	-	27,328	27,328	(299)	27,029
Other comprehensive income	-	(1,598)	-	(1,598)	-	(1,598)
Common shares issued, net of withholding tax	(2,269)	-	-	(2,269)	-	(2,269)
Common shares in non-qualified plans	53	-	-	53	-	53
Stock-based compensation	3,104	-	-	3,104	-	3,104
Purchase and retirement of common shares	(1,566)	-	(12,129)	(13,695)	-	(13,695)
Cash dividends declared	-	-	(9,432)	(9,432)	-	(9,432)
Balance at November 30, 2025	$308,689	$3,535	$650,375	$962,599	$424	$963,023

	Controlling Interest
	Additional
	Paid In	AOCI	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Purchase and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241
Net earnings (loss)	-	-	28,260	28,260	(251)	28,009
Other comprehensive income	-	(3,320)	-	(3,320)	-	(3,320)
Common shares issued, net of withholding tax	(3,893)	-	-	(3,893)	-	(3,893)
Common shares in non-qualified plans	56	-	-	56	-	56
Stock-based compensation	5,539	-	-	5,539	-	5,539
Purchase and retirement of common shares	(1,212)	-	(6,867)	(8,079)	-	(8,079)
Cash dividends declared	-	-	(8,595)	(8,595)	-	(8,595)
Balance at November 30, 2024	$301,729	$(2,382)	$611,974	$911,321	$1,637	$912,958

The following table summarizes the changes in AOCI for the periods presented:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050
OCI before reclassifications	427	(10)	(488)	(71)
Reclassification adjustments to net earnings (1)	-		(813)	(813)
Income tax effect	24	3	342	369
Balance at November 30, 2025	$3,032	$(372)	$875	$3,535

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(2,914)	9	(758)	(3,663)
Reclassification adjustments to net earnings (1)	-	-	639	639
Income tax effect	179	(3)	12	188
Balance at November 30, 2024	$(3,404)	$(435)	$1,457	$(2,382)

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note N – Derivative Financial Instruments and Hedging Activities.”

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. During the six months ended November 30, 2025, we repurchased a total of 350,000 common shares under this authorization leaving 5,015,000 common shares available for repurchase at November 30, 2025.

Common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note I – Stock-Based Compensation

Service-Based Restricted Common Shares

During the six months ended November 30, 2025, we granted an aggregate of 103,415 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The weighted average grant date fair value of these restricted common shares, based on the weighted average closing price of the underlying common shares on the grant date, was $59.09 per share, or $6,111 in total, and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

Special PSAs

On June 30, 2025, we granted special PSAs covering an aggregate of 92,500 common shares (at target levels) to certain members of executive management. Vesting of the awards is subject to time-based restrictions and the achievement of specified levels of ATSR over a three-year service period ending June 30, 2028, in which ATSR must exceed a threshold level in order to be satisfied. The fair value of these market-based restricted common shares was estimated using a Monte-Carlo simulation model that incorporates key assumptions such as the risk-free interest rate, expected volatility and expected dividends. Compensation expense is recognized on a straight-line basis over the three-year vesting period, net of forfeitures, regardless of whether the market condition is satisfied. The estimated grant date fair value of these market-based restricted common shares was $45.39 per common share or $4,199 in total (at target levels).

The following assumptions were used to determine the grant date fair value for our market-based restricted common shares during the six months ended November 30, 2025.

Dividend yield	1.19%
Expected volatility	38.00%
Risk-free interest rate	3.68%

Performance Shares

Performance shares awarded under our stock-based compensation plans are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets. The awards generally cover three-year performance periods ending May 31, 2026, 2027, and 2028.

These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the six months ended November 30, 2025, we granted performance share awards covering an aggregate of 53,130 common shares (at target levels). The aggregate grant-date fair value at target for these performance shares is $3,395, which will be recognized over the performance period and adjusted based on our periodic assessment of the probability of achieving the performance targets. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

Note J – Income Taxes

Income tax expense for both the six months ended November 30, 2025 and November 30, 2024 reflected estimated annual ETRs of 24.1%. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2026 could be materially different from the forecasted rate as of November 30, 2025.

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Numerator (basic and diluted)
Net earnings attributable to controlling interest	$27,328	$28,260	$62,476	$52,513
Denominator (shares in thousands)
Basic EPS - weighted average common shares	49,160	49,464	49,212	49,475
Effect of dilutive securities	602	674	683	789
Diluted EPS - weighted average common shares	49,762	50,138	49,895	50,264

Basic EPS	$0.56	$0.57	$1.27	$1.06
Diluted EPS	$0.55	$0.56	$1.25	$1.04

Stock options and restricted common shares covering an aggregate of 17,288 and 110,950 common shares for the three months ended November 30, 2025 and November 30, 2024, respectively, and 13,962 and 90,391 for the six months ended November 30, 2025 and November 30, 2024, respectively, have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

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

Other includes our share of the equity earnings of two of our unconsolidated joint ventures, SES and Workhorse.

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

The following tables present summarized financial information for our reportable operating segments, Other, and Unallocated Corporate for the periods indicated. A reconciliation from the GAAP financial measure of earnings (loss) before income taxes to the non-GAAP financial measure of adjusted EBITDA is provided directly following the summarized information below.

	Three Months Ended November 30, 2025
			Total
			Reportable
	Consumer	Building	Operating		Unallocated
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$119,924	$207,528	$327,452	-	-	$327,452
Cost of goods sold	81,569	161,256	242,825	-	(2)	242,823
SG&A	28,001	34,061	62,062	-	8,659	70,721
Restructuring and other expense (income), net	(1)	155	154	-	1,490	1,644
Other segment items (1)	1	248	249	4,193	1,160	5,602
Equity in net income of unconsolidated affiliates	-	30,429	30,429	(1,311)	-	29,118
Earnings (loss) before income taxes	10,354	42,237	52,591	(5,504)	(11,307)	35,780

Reconciling items to adjusted EBITDA
Depreciation and amortization	3,951	9,610	13,561	-	203	13,764
Interest expense (income)	(2)	279	277	-	1,195	1,472
Stock-based compensation	687	716	1,403	-	1,923	3,326
Restructuring and other expense (income), net	(1)	155	154	-	1,490	1,644
Non-cash charges in miscellaneous income	-	-	-	4,193	-	4,193
Net loss attributable to noncontrolling interest	299	-	299	-	-	299
Adjusted EBITDA	$15,288	$52,997	$68,285	$(1,311)	$(6,496)	$60,478

	Three Months Ended November 30, 2024
			Total
			Reportable
	Consumer	Building	Operating		Unallocated
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$116,748	$157,298	$274,046	$-	$-	$274,046
Cost of goods sold	75,858	124,129	199,987	-	-	199,987
SG&A	30,708	28,355	59,063	-	8,855	67,918
Restructuring and other expense, net	-	514	514	-	2,106	2,620
Other segment items (1)	25	46	71	-	897	968
Equity in net income of unconsolidated affiliates	-	34,294	34,294	262	-	34,556
Earnings (loss) before income taxes	10,157	38,548	48,705	262	(11,858)	37,109

Reconciling items to adjusted EBITDA
Depreciation and amortization	4,333	7,413	11,746	-	181	11,927
Interest expense	-	11	11	-	1,022	1,033
Stock-based compensation	743	699	1,442	-	1,831	3,273
Restructuring and other expense, net	-	514	514	-	2,106	2,620
Net loss attributable to noncontrolling interest	251	-	251	-	-	251
Adjusted EBITDA	$15,484	$47,185	$62,669	$262	$(6,718)	$56,213

	Six Months Ended November 30, 2025
			Total
			Reportable
	Consumer	Building	Operating		Unallocated
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$238,862	$392,297	$631,159	-	-	$631,159
Cost of goods sold	161,541	302,655	464,196	-	50	464,246
SG&A	55,711	67,697	123,408	-	17,878	141,286
Restructuring and other expense, net	13	451	464	-	3,656	4,120
Other segment items (1)	19	346	365	4,193	1,263	5,821
Equity in net income of unconsolidated affiliates	-	68,748	68,748	(2,973)	-	65,775
Earnings (loss) before income taxes	21,578	89,896	111,474	(7,166)	(22,847)	81,461

Reconciling items to adjusted EBITDA
Depreciation and amortization	7,808	18,647	26,455	-	395	26,850
Interest expense (income)	(4)	261	257	-	1,278	1,535
Stock-based compensation	1,414	1,535	2,949	-	3,804	6,753
Restructuring and other expense, net	13	451	464	-	3,656	4,120
Non-cash charges in miscellaneous income	-	-	-	4,193	-	4,193
Net loss attributable to noncontrolling interest	626	-	626	-	-	626
Adjusted EBITDA	$31,435	$110,790	$142,225	$(2,973)	$(13,714)	$125,538

	Six Months Ended November 30, 2024
			Total
			Reportable
	Consumer	Building	Operating		Unallocated
	Products	Products	Segments	Other	Corp	Consolidated
Net sales	$234,343	$297,011	$531,354	$-	$-	$531,354
Cost of goods sold	153,971	240,775	394,746	-	54	394,800
SG&A	57,569	56,405	113,974	-	19,980	133,954
Restructuring and other expense, net	-	803	803	-	2,975	3,778
Other segment items (1)	9	(178)	(169)	-	1,140	971
Equity in net income of unconsolidated affiliates	-	70,940	70,940	(892)	-	70,048
Earnings (loss) before income taxes	22,794	70,146	92,940	(892)	(24,149)	67,899

Reconciling items to adjusted EBITDA
Depreciation and amortization	8,669	14,707	23,376	-	381	23,757
Interest expense	-	29	29	-	1,493	1,522
Stock-based compensation	1,300	1,229	2,529	-	4,668	7,197
Restructuring and other expense, net	-	803	803	-	2,975	3,778
Net loss attributable to noncontrolling interest	496.00	-	496	-	-	496
Adjusted EBITDA	$33,259	$86,914	$120,173	$(892)	$(14,632)	$104,649

(1)
Except as noted herein, Other segment items consist of non-operating activity included in adjusted EBITDA, which is our segment profit measure. For the three and six months ended November 30, 2025, Other segment items also included certain non-cash charges in miscellaneous income (expense), net related to the partial divestiture of our SES joint venture. These charges were excluded from adjusted EBITDA as shown in the Reconciling items to adjusted EBITDA section in the tables above for the three and six months ended November 30, 2025. See “Use of Non-GAAP Measures and Definitions” for additional information.

Total assets for each of our reportable operating segments at the dates indicated were as follows:

	November 30,	May 31,
	2025	2025
Consumer Products	$534,310	$531,187
Building Products	918,277	795,837
Total reportable operating segments	1,452,587	1,327,024
Unallocated Corporate and Other	300,746	368,128
Total assets	$1,753,333	$1,695,152

The following table presents capital expenditures for each of our reportable operating segments for the three months and the six months ended November 30, 2025 and November 30, 2024

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Consumer Products	$6,896	$5,789	$15,936	$10,733
Building Products	4,889	4,348	8,398	8,057
Total reportable operating segments	11,785	10,137	24,334	18,790
Unallocated Corporate	647	5,024	1,293	6,000
Total	$12,432	$15,161	$25,627	$24,790

Note M – Acquisitions

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components, ductwork, and structural framing used primarily in commercial building applications across North America. The purchase price was $91,184, net of cash acquired. Elgen operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2024, would not be materially different from reported results.

The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes. During the six months ended November 30, 2025, we incurred approximately $1,700 acquisition-related costs associated with the Elgen transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of Elgen, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$18,200	15
Trade name	7,900	10
Technological know-how	7,000	10
Non-compete agreement	1,700	5
Total acquired identifiable intangible assets	$34,800

The following table summarizes the consideration paid and the fair value assigned to the assets and liabilities assumed at the Elgen acquisition date.

		Measurement
	Preliminary	Period	Revised
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,093	$-	$1,093
Accounts receivable	12,751	-	12,751
Inventory	16,351	-	16,351
Other current assets	1,605	-	1,605
Property, plant and equipment	11,941	(308)	11,633
Operating lease assets	21,196	162	21,358
Intangible assets	34,400	400	34,800
Total identifiable assets	99,337	254	99,591
Accounts payable	(11,364)	-	(11,364)
Current operating lease liability	(2,225)	(17)	(2,242)
Accrued expenses	(4,465)	(784)	(5,249)
Noncurrent operating lease liability	(19,041)	(146)	(19,187)
Deferred income taxes	(3,582)	(473)	(4,055)
Net identifiable assets	58,660	(1,166)	57,494
Goodwill	33,617	1,166	34,783
Total purchase price	$92,277	$-	$92,277

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

Refer to “Note O – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2025 and May 31, 2025:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	November 30,	May 31,	Sheet	November 30,	May 31,
	Location	2025	2025	Location	2025	2025
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$518	$478	Accounts payable	$991	$51
Commodity contracts	Other assets	-	-	Other liabilities	-	35
Foreign currency exchange contracts	Receivables	178	483	Accounts payable	-	-
Subtotal		$696	$961		$991	$86

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$115	$81	Accounts payable	$-	$15
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	7,273	7,360
Subtotal		115	81		7,273	7,375

Total derivative financial instruments		$811	$1,042		$8,264	$7,461

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $273 and $356 at November 30, 2025 and May 31, 2025, respectively.

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

The following table summarizes the net notional positions of our cash flow hedges at November 30, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$13,013	December 2025 - December 2027
Foreign currency exchange contracts	72	December 2025 - March 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended November 30, 2025
Commodity contracts	$(865)	Cost of goods sold	$(53)
Foreign exchange contracts	11	Cost of goods sold	(3)
Foreign exchange contracts	30	Interest expense, net	46
Interest rate contracts	-	Miscellaneous income (expense), net	52
Total	$(824)		$42

For the three months ended November 30, 2024
Commodity contracts	$(360)	Cost of goods sold	$(357)
Interest rate contracts	-	Interest expense, net	51
Total	$(360)		$(306)

For the six months ended November 30, 2025
Commodity contracts	$(787)	Cost of goods sold	$340
Foreign exchange contracts	96	Cost of goods sold	331
Foreign exchange contracts	203	Interest expense	63
Foreign exchange contracts	-	Miscellaneous income (expense), net	(24)
Interest rate contracts	-	Interest expense	103
Total	$(488)		$813

For the six months ended November 30, 2024
Commodity contracts	$(758)	Cost of goods sold	$(742)
Interest rate contracts	-	Interest expense	103
Total	$(758)		$(639)

The estimated amount of net losses recognized in AOCI at November 30, 2025, expected to be reclassified into net earnings within the succeeding 12 months is $82 (net of tax of $18). This amount was computed using the fair value of the cash flow hedges at November 30, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027.

Net Investment Hedges

At November 30, 2025, we designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during any of the fiscal years presented. The following table summarizes the foreign currency gain (loss) recognized in OCI for the non-derivative instruments designated as net investment hedges for the periods presented.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Net gain (loss) recognized in OCI	$795	$4,329	$(2,305)	$2,494

Economic (Non-designated) Hedges

The following table summarizes the net notional positions of our economic (non-designated) derivative financial instruments outstanding at November 30, 2025:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$1,319	December 2025 - November 2026
Foreign currency exchange contracts	38,272	December 2025 - May 2026

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss)
		Recognized in Earnings
		Three Months Ended
	Location of Gain (Loss)	November 30,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$443	$398
Foreign currency exchange contracts	Miscellaneous income, net	258	(489)
Total		$701	$(91)

		Gain (Loss)
		Recognized in Earnings
		Six Months Ended
	Location of Gain (Loss)	November 30,
	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$397	$371
Foreign currency exchange contracts	Miscellaneous income, net	932	558
Total		$1,329	$929

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

Recurring Fair Value Measurements

At November 30, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$811	$-	$811
Investment in marketable securities (2)	3,770	-	-	3,770
Total assets	$3,770	$811	$-	$4,581

Liabilities
Derivative financial instruments (1)	$-	$8,264	$-	$8,264
Total liabilities	$-	$8,264	$-	$8,264

At May 31, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,042	$-	$1,042
Total assets	$-	$1,042	$-	$1,042

Liabilities
Derivative financial instruments (1)	$-	$7,461	$-	$7,461
Total liabilities	$-	$7,461	$-	$7,461

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
(2)
In exchange for our interest in the divested assets of the composite business of the SES joint venture, we received common shares in both Hexagon Composites and Hexagon Purus, which are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheet. An unrealized loss of $1,243 was recognized within miscellaneous expense during the three and six months ended November 30, 2025, as a result of this fair value measurement.

Non-Recurring Fair Value Measurements

At November 30, 2025, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet. See “Note R – Fair Value Measurements” in the 2025 Form 10-K for information regarding non-recurring fair value measurements as of May 31, 2025.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $279,267 and $263,547 at November 30, 2025 and May 31, 2025, respectively. The carrying amount of long-term debt was $305,255 and $302,868 at November 30, 2025 and May 31, 2025, respectively.

Note P – Subsequent Events

On December 16, 2025, we signed an agreement to acquire LSI, a leading designer and manufacturer of commercial metal roof clips, accessories and retrofit systems, for approximately $205,000, subject to customary post-closing adjustments and the potential payment of a tax equalization amount of up to $3,000. The transaction is expected to close in January 2026 subject to regulatory approval and other customary closing conditions. Upon closing of the transaction, LSI will operate and be reported as part of our Building Products operating segment.

On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was approximately $9,578, subject to customary post-closing adjustments. The assets acquired and future results of operations will be reported as part of our Building Products operating segment, starting in the third quarter of fiscal 2026.

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

Business Overview

We are a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct reportable operating segments: Consumer Products and Building Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing innovative products and applications, and pursuing strategic investments and acquisitions.

Our Consumer Products business has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools, propane-filled camping cylinders, helium-filled balloon kits, and accessories and gas griddles and pizza ovens sold primarily to mass merchandisers, retailers and distributors. Sales to one customer in Consumer Products accounted for 10.1% of our consolidated net sales in the second quarter of fiscal 2026.

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

Activity outside of our two reportable operating segments is presented within Other and Unallocated Corporate, as described further below.

Other includes our share of the equity earnings of two of our unconsolidated joint ventures, SES and Workhorse and the related investments in these businesses.

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

Acquisitions and Divestitures

Fiscal 2026

On October 16, 2025, we divested our 49% interest in the composite business of our SES joint venture. In exchange for our divested interest in the composite business, we received common shares in both Hexagon Composites and Hexagon Purus. The transaction aligns the core remaining capabilities of the SES joint venture – primarily Type 1 low-pressure, steel cylinder and storage infrastructure applications – with our long-term strategic priorities. Refer to “Note B – Investments in Unconsolidated Affiliates” and “Note O – Fair Value Measurements” for additional information.

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

During the second quarter of fiscal 2026, we continued to operate in a softer macroeconomic environment characterized by mixed consumer sentiment and subdued commercial construction activity. Moderate inflationary pressures and tariff uncertainty continue to guide monetary policy with the Federal Reserve maintaining its measured easing cycle, lowering the federal funds target range to 3.50% – 3.75% at its December 2025 meeting for the third consecutive quarter. Despite the Federal Reserve’s policy rate reductions, mortgage rates remained historically high. The 30-year fixed rate was 6.23% as of November 30, 2025, creating a pronounced lock-in effect in housing markets, limiting existing home sales and pushing turnover to multi-decade lows. In Building Products, high financing costs constrained new residential construction. Commercial and industrial channels also softened as slower manufacturing output and more conservative capital spending weighed on project pipelines.

This macroeconomic environment is expected to continue weighing on the consumer in the form of reduced discretionary spending and cautious buying patterns, which is anticipated to continue hindering point-of-sale activity. We expect demand to remain uneven as market participants await clearer signals on inflation, interest rates, and broader economic momentum.

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

Throughout the first six months of fiscal 2026, inventory levels at most key retailer and distributor customers remained aligned with end-consumer demand, and replenishment activity generally mirrored point-of-sale trends, with no material build-up in our distribution or retail channels. Customers maintained a cautious approach in managing tariff-related cost pressures, continuing to trim orders for lower-volume items.

End Market Trends

We offer a wide range of products and services to a diverse, primarily domestic, customer base across several end markets, including U.S. residential and non-residential construction, repair/remodel, which collectively drive overall demand for Building Products. These end markets also drive demand for many of our consumer products sold in the tools and outdoor living categories. Demand for our remaining consumer products, including helium-filled balloon kits sold into the celebrations category, is generally driven by the general health of the consumer, including the macroeconomic and geopolitical conditions discussed above. We actively monitor the following publicly available economic data and selected key indicators for our major end markets.

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

During the second quarter of fiscal 2026, conditions across our key end markets were mixed. U.S. residential construction spending remained soft, approximately 5% below prior year levels, while non-residential construction was stable with limited month-to-month momentum. Housing activity showed selective stabilization as existing home sales improved in November 2025, but authorized housing permits and private housing starts declined, indicating a weaker forward pipeline. Builder sentiment remained deeply negative, with the November 2025 HMI at 38, marking the 19th consecutive month below the 50 threshold, and 41% of builders reported cutting prices, the highest level in the post-COVID period. The non-residential outlook was mixed, as the ABI declined to 45.3 in November 2025 from 47.6 in October 2025, remaining below the 49.6 reported in November 2024 and indicating persistent contraction in design billings despite month-to-month variability. The DMI decreased to 276.8 in November 2025, down from 301.4 in August 2025, yet still elevated compared to 191.5 in November 2024, signaling strong yet potentially peaking planning activity. The LIRA continues to project approximately 1.2% growth in homeowner improvement spending through June 2026. Collectively, these indicators point to uneven demand across our key end markets and we expect this trend to continue as we progress through fiscal 2026. Against this backdrop, we are prioritizing disciplined execution, portfolio diversification, and operational efficiency initiatives to mitigate near-term macroeconomic pressures while positioning the business for long-term success and value creation.

Factors Affecting Operating Costs

Raw Materials

Our largest raw material expenditures include cold-rolled and hot-rolled steel, aluminum, propane, propylene, and other industrial gases. Fluctuations in the prices of these inputs have a direct impact on our cost of goods sold and overall financial performance. Our primary raw material and energy inputs are subject to significant price volatility driven by global supply-demand imbalances, tariffs, and other external factors. We manage this risk through a combination of supply contracts, forward purchasing, and selective hedging strategies designed to reduce near-term cost swings and support margin stability.

Steel: Steel is our most significant direct material cost across both Consumer Products and Building Products. During the second quarter of fiscal 2026, hot-rolled steel prices increased from late-summer lows, rising from $834 per ton in August 2025 to $855 per ton in November 2025, driven by firmer order activity and mill-announced price increases. Even with this sequential increase, pricing remains meaningfully below the April 2025 peak of $945 per ton. Cold-rolled steel pricing was more stable, edging down from $1,050 per ton in August 2025 to $1,040 per ton in November 2025, reflecting steady demand in key end markets. Our balanced sourcing strategy, combining firm-price contracts for select inputs with index-based agreements for others, enabled us to effectively manage these pricing trends and support margin stability.

Aluminum: During the second quarter of fiscal 2026, aluminum costs increased to record levels, reflecting both tighter market supply and a June 2025 increase in U.S Section 232 tariffs to 50%, which drove U.S Midwest aluminum premiums to elevated levels. These changes impacted components such as fuel cylinder valves and other aluminum-intensive assemblies. Where possible, we mitigated these increases through forward purchasing and supplier negotiations, but tariff-related cost pressure on aluminum is expected to persist through the remainder of fiscal 2026.

Propane, propylene, and other gases: Propane and propylene costs were generally favorable through the first six months of fiscal 2026, with market prices trending below the prior year period. This trend was driven by strong overall supply levels and softer end-market demand. A portion of our propane and propylene requirements are secured under fixed-price supply agreements, which limited our exposure to spot fluctuations. Costs for helium and other industrial gases declined from the prior year quarter, providing a margin benefit in select consumer-facing product lines, particularly within Consumer Products.

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

Results of Operations

The following discussion provides an overview of results for the three months and six months ended November 30, 2025 and 2024.

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2025	2024	Change	2025	2024	Change
GAAP Financial Measures
Net sales	$327.5	$274.0	$53.5	$631.2	$531.4	$99.8
Operating income (loss)	12.3	3.5	8.8	21.5	(1.2)	22.7
Earnings before income taxes	35.8	37.1	(1.3)	81.5	67.9	13.6
Net earnings	27.0	28.0	(1.0)	61.9	52.0	9.9
Equity income	29.1	34.6	(5.5)	65.8	70.0	(4.2)
EPS - diluted	$0.55	$0.56	$(0.01)	$1.25	$1.04	$0.21

Non-GAAP Financial Measures (1)
Adjusted operating income	$13.9	$6.1	$7.8	$25.6	$2.6	$23.0
Adjusted EBITDA	60.5	56.2	4.3	125.5	104.6	20.9

——————————————————

(1)
Reconciliations for each of these non-GAAP financial measures to their most comparable GAAP financial measure are provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Consumer Products	$119.9	$116.7	$3.2	2.7%	$238.9	$234.3	$4.6	2.0%
Building Products	207.5	157.3	50.2	31.9%	392.3	297.0	95.3	32.1%
Consolidated	$327.4	$274.0	$53.4	19.5%	$631.2	$531.3	$99.9	18.8%

Quarterly Comparison

•
Consumer Products – Net sales totaled $119.9 million in the current year quarter, up $3.2 million, or 2.7% over the prior year quarter, as favorable product mix helped to offset modestly lower volume across most of the portfolio.

•
Building Products – Net sales totaled $207.5 million in the current year quarter, up $50.2 million, or 31.9%, over the prior year quarter, driven by higher overall volume and the addition of Elgen.

Year-to-Date Comparison

•
Consumer Products – Net sales totaled $238.9 million in the current year period, an increase of $4.6 million, or 2.0%, over the prior year period as higher average selling prices more than offset the impact of lower volume.

•
Building Products – Net sales totaled $392.3 million in the current year period, up $95.3 million, or 32.1%, over the prior year period, driven by higher overall volume, and the addition of Elgen.

Gross Profit

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Gross profit	$84.6	$74.1	$10.5	14.2%	$166.9	$136.6	$30.3	22.2%
Gross margin	25.8%	27.0%			26.4%	25.7%

Quarterly Comparison

Gross profit for the current year quarter increased $10.5 million, or 14.2%, over the prior year quarter to $84.6 million, driven by the impact of higher overall volume in the wholly owned businesses of Building Products. These improvements were partially offset by a $2.5 million decline in Consumer Products, driven by higher conversion costs and slightly lower volume. While gross profit was up over the prior year quarter, gross margin declined 120 basis points as mix shifted toward lower-margin value streams and unfavorable conversion costs more than offset higher overall volume.

Year-to-Date Comparison

Gross profit was $166.9 million for the current year period, an increase of $30.3 million, or 22.2% over the prior year period on higher volume in Building Products and contributions from Elgen, partially offset by slightly lower contributions from Consumer Products, down $3.1 million, driven by higher conversion costs and lower overall volume.

SG&A

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
SG&A	$70.7	$67.9	$2.8	4.1%	$141.3	$134.0	$7.3	5.4%
Net Sales %	21.6%	24.8%			22.4%	25.2%

Quarterly Comparison

SG&A increased $2.8 million, or 4.1%, from the prior year quarter, primarily due to the addition of Elgen, partially offset by lower bad debt expense due to a customer bankruptcy in the prior year quarter.

Year-to-Date Comparison

SG&A increased $7.3 million, or 5.4%, from the prior year period, primarily due to the addition of Elgen, partially offset by lower bad debt expense due to a customer bankruptcy in the prior year period.

Restructuring and Other Expense, Net

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Restructuring and other expense, net	$1.6	$2.6	$(1.0)	N.M.	$4.1	$3.8	$0.3	N.M.

Restructuring and other expense, net in the current year quarter and current year period consisted primarily of transaction costs related to acquisitions and divestitures, as well as employee severance. Restructuring activity in the prior year quarter and prior year period was driven by the accelerated vesting of certain outstanding equity awards upon the retirement of our former CEO.

Miscellaneous Income (Expense), Net

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Miscellaneous income (expense), net	$(4.1)	$0.1	$(4.2)	N.M.	$(4.3)	$0.6	$(4.9)	N.M.

Miscellaneous expense in both the three and six month periods ended November 30, 2025, was driven by the divestiture of our 49% interest in the composite business of our SES joint venture on October 16, 2025, and the related mark-to-market loss on the marketable securities received in exchange for our interest in the divested assets.

Equity Income

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
WAVE (1)	$26.3	$24.6	$1.7	6.9%	$58.7	$52.5	$6.2	11.8%
ClarkDietrich (1)	4.1	9.7	(5.6)	(57.7%)	10.1	18.5	(8.4)	(45.4%)
Other (2)	(1.3)	0.3	(1.6)	(533.3%)	(3.0)	(0.9)	(2.1)	233.3%
Equity income	$29.1	$34.6	$(5.5)	(15.9%)	$65.8	$70.1	$(4.3)	(6.1%)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of the equity earnings of the Workhorse and the SES joint venture.

Quarterly Comparison

Equity income decreased $5.5 million from the prior year quarter to $29.1 million, on lower contributions from ClarkDietrich, which were down $5.6 million, driven by the impact of weak non-residential construction activity and pricing pressure, partially offset by higher contributions from WAVE, up $1.7 million.

Year-to-Date Comparison

Equity income was down $4.3 million from the prior year period, driven by lower contributions from ClarkDietrich, as continued pricing pressure and an unfavorable shift in project mix led to lower gross profit.

Income Tax Expense

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Income tax expense	$8.8	$9.1	$(0.3)	(3.3%)	$19.6	$15.9	$3.7	23.3%
Estimated Annual ETR	24.1%	24.1%			24.1%	24.1%

Quarterly Comparison

Income tax expense was $8.8 million in the current year quarter compared to $9.1 million in the prior year quarter. The decrease was primarily driven by lower pre-tax earnings.

Year-to-Date Comparison

Income tax expense was $19.6 million in the current year period compared to $15.9 million in the prior year period. The increase was primarily driven by higher pre-tax earnings.

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

	Three Months Ended
	November 30,				Change
		% of		% of
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$15.3	12.8%	$15.5	13.3%	$(0.2)	(1.3%)
Building Products	53.0	25.5%	47.2	30.0%	5.8	12.3%
Total reportable operating segments	68.3	20.9%	62.7	22.9%	5.6	8.9%
Other	(1.3)	N.M.	0.3	N.M.	(1.6)	N.M.
Unallocated Corporate	(6.5)	(2.0%)	(6.7)	(2.4%)	0.2	(3.0%)
Consolidated	$60.5	18.5%	$56.3	20.5%	$4.2	7.5%

	Six Months Ended
	November 30,				Change
		% of		% of
	2025	Net Sales	2024	Net Sales	$	%
Consumer Products	$31.4	13.1%	$33.3	14.2%	$(1.9)	(5.7%)
Building Products	110.8	28.2%	86.9	29.3%	23.9	27.5%
Total reportable operating segments	142.2	22.5%	120.2	22.6%	22.0	18.3%
Other	(3.0)	N.M.	(0.9)	N.M.	(2.1)	N.M.
Unallocated Corporate	(13.7)	(2.2%)	(14.6)	(2.7%)	0.9	(6.2%)
Consolidated	$125.5	19.9%	$104.7	19.7%	$20.8	19.9%

Quarterly Comparison

Consumer Products – Adjusted EBITDA was relatively flat at $15.3 million, as the impact of favorable product mix was offset by higher conversion costs and slightly lower volume.

Building Products – Adjusted EBITDA was $53.0 million, an increase of $5.8 million, or 12.3% compared to the prior year quarter, primarily due to volume growth in the wholly owned businesses, partially offset by lower overall contributions of equity income, driven by a $5.6 million decline at ClarkDietrich.

Other – Adjusted EBITDA decreased $1.6 million compared to the prior year quarter, driven by lower equity earnings from the Sustainable Energy Solutions joint venture.

Unallocated Corporate – Unallocated SG&A decreased $0.2 million, or 3.0%, from the prior year quarter, primarily driven by an increase in costs recovered through the Transition Services Agreement with Worthington Steel and lower corporate overhead expenses.

Year-to-Date Comparison

Consumer Products – Adjusted EBITDA decreased $1.9 million from the prior year period, as the combined impact of lower volume, higher conversion costs, and unfavorable product mix more than offset the impact of higher average selling prices.

Building Products – Adjusted EBITDA was $110.8 million in the current year period, an increase of $23.9 million over the prior year period, primarily due to volume growth in the wholly owned businesses. The current year period was negatively impacted by $2.2 million of nonrecurring items related to the Elgen acquisition, reflecting a purchase accounting step up in inventory to fair value.

Other – Adjusted EBITDA decreased $2.1 million compared to the prior year period, driven by lower contributions of equity earnings from the SES joint venture and Workhorse.

Unallocated Corporate – Unallocated SG&A decreased $0.9 million, or 6.2%, from the prior year period, primarily driven by lower profit sharing and bonus accruals, as well as an increase in costs recovered through the Transition Services Agreement with Worthington Steel.

Liquidity and Capital Resources

During the six months ended November 30, 2025, we generated $92.6 million of cash from operating activities, invested $25.6 million in property, plant and equipment, and spent approximately $92.0 million to acquire 100% of the outstanding equity interests in Elgen. Additionally, we paid $20.0 million to repurchase 350,000 common shares and paid dividends of $18.2 million on the common shares during the six months ended November 30, 2025.

The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended
	November 30,
	2025	2024
Net cash provided by operating activities	$92.6	$90.2
Net cash used by investing activities	(117.9)	(101.6)
Net cash used by financing activities	(44.5)	(39.0)
Decrease in cash and cash equivalents	(69.8)	(50.4)
Cash and cash equivalents at beginning of period	250.1	244.2
Cash and cash equivalents at end of period	$180.3	$193.8

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available to be drawn as of November 30, 2025. On December 16, 2025, we signed an agreement to acquire LSI with the transaction expected to close in January 2026. The transaction is expected to be funded primarily with cash on hand, supplemented by modest borrowings under the Credit Facility.

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

Net cash provided by operating activities was $92.6 million during the six months ended November 30, 2025, up $2.4 million over the prior year period as higher net earnings in the current year quarter was partially offset by an increase in operating working capital requirements (accounts receivable, inventory, and accounts payable) and a $7.1 million decrease in distributions received from unconsolidated affiliates.

Investing Activities

Net cash used by investing activities was $117.9 million during the six months ended November 30, 2025 compared to $101.6 million from the prior year period. Net cash used by investing activities during the six months ended November 30, 2025 was driven primarily by cash paid to acquire the outstanding equity interests in Elgen and capital expenditures, including $14.4 million related to ongoing facility modernization projects.

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

Financing Activities

Net cash used by financing activities was $44.5 million during the six months ended November 30, 2025, compared to $39.0 million in the prior year period. During the six months ended November 30, 2025, we paid $20.0 million to repurchase 350,000 common shares and paid dividends of $18.2 million on the common shares.

Common shares – On December 16, 2025, the Board declared a quarterly dividend of $0.19 per common share payable on March 27, 2026, to shareholders of record at the close of business on March 13, 2026.

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. As of November 30, 2025, 5,015,000 common shares remained available for repurchase under this authorization. The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of November 30, 2025, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at November 30, 2025, leaving the full borrowing capacity of $500.0 million available for future use.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the six months ended November 30, 2025 that were not registered under the Securities Act of 1933, as amended.

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

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of	Average Price	Shares Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
September 1-30, 2025	166,139	$56.21	130,000	5,135,000
October 1-31, 2025	120,409	54.88	120,000	5,015,000
November 1-30, 2025	30	54.95	-	5,015,000
Total	286,578	$55.65	250,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. A total of 4,985,000 common shares have been repurchased since the latest authorization, leaving 5,015,000 common shares available for repurchase at November 30, 2025, and such authorization is not subject to a fixed expiration date. The common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the quarter ended November 30, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2025 and May 31, 2025; (ii) Consolidated Statements of Earnings for the six months ended November 30, 2025 and November 30, 2024; (iii) Consolidated Statements of Comprehensive Income for the six months ended November 30, 2025 and November 30, 2024; (iv) Consolidated Statements of Cash Flows for the six months ended November 30, 2025 and November 30, 2024 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: January 9, 2026	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)