Form 10-Q
period 2026-02-28
WORTHINGTON ENTERPRISES, INC.
filed 2026-04-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 6, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 49,252,994.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
ATSR	Annualized absolute total shareholder return
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
current year period	The nine months ended February 28, 2026
current year quarter	The three months ended February 28, 2026
DMI	Dodge Momentum Index
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Elgen	Elgen Manufacturing Company, Inc.
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2026	Our fiscal year ending May 31, 2026
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2026
GAAP	U.S. generally accepted accounting principles
Halo	WH Products, LLC
Hexagon Composites	Hexagon Composites ASA, which is traded on the Euronext Oslo as HEX
Hexagon Purus	Hexagon Purus ASA, which is traded on the Euronext Oslo as HPUR
HMI	National Association of Home Builders/Wells Fargo Housing Market Index
HVAC	Heating, ventilation, and air conditioning
Hydrostat	Hydrostat, Inc.
IEEPA	International Emergency Economic Powers Act, as amended
LIRA	Leading Indicator of Remodeling Activity
LPG	Liquefied petroleum gas
LSI	LSI Group, LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
prior year period	The nine months ended February 28, 2025
prior year quarter	The three months ended February 28, 2025
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Ragasco	Ragasco AS
SEC	Securities and Exchange Commission
SES	Sustainable Energy Solutions
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
simple SOFR	Simple Secured Overnight Financing Rate
special PSA	Special award of common shares subject to performance-based and time-based vesting restrictions

Term	Definition
Steel Supply and Services Agreement	Steel Supply and Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
third quarter of fiscal 2026	Our fiscal quarter ended February 28, 2026
Trademark License Agreement	Trademark License Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
Transition Services Agreement	Transition Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2025 Form 10-K	Our Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on July 30, 2025
2026 Form 10-K	Our Annual Report on Form 10-K for fiscal 2026

Also see the definitions included in the “Use of Non-GAAP Financial Measures and Definitions” section of this Form 10-Q.

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
•
the ability to attract, retain and develop key personnel and skilled labor, and to execute effective management succession and workforce planning;
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
•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, public health emergencies, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts, terrorist activities, or other causes;
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

USE OF NON-GAAP FINANCIAL MEASURES AND DEFINITIONS

NON-GAAP FINANCIAL MEASURES. This Form 10-Q includes certain financial measures that are not calculated and presented in accordance with GAAP. Non-GAAP financial measures typically exclude items that management believes are not reflective of our ongoing operations, and thus should not be included when evaluating our performance. Management uses these non-GAAP financial measures to evaluate ongoing performance, engage in financial and operational planning, and determine incentive compensation. Management believes these non-GAAP financial measures provide useful supplemental information regarding the performance of our ongoing operations and should not be considered as an alternative to the comparable GAAP financial measure. Additionally, management believes these non-GAAP financial measures allow for meaningful comparisons and analysis of trends in our business and enable investors to evaluate our operations and future prospects in the same manner as management.

Beginning in the third quarter of fiscal 2026, we updated our definition of adjusted operating income, adjusted net earnings, adjusted EBITDA, and adjusted EPS – diluted to exclude the acquisition-related amortization of inventory step-up charges. Non-GAAP financial measures for prior periods presented in this Form 10-Q have been recast for comparability.

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

•
Amortization of inventory step-up represents the increase in inventory fair value associated with our acquisitions. The increase in inventory fair value is amortized to cost of sales over the period that the related inventory is sold. The amortization of inventory step-up is excluded because it is a non-cash expense that is not indicative of ongoing operating results.
•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which management believes facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring and other expense, net consist of established programs that are intended to fundamentally change our operations, and as such are excluded from our non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other nonrecurring items included in operating income but incremental to our normal business activities. These items are excluded because they are not indicative of the ongoing operations of our underlying business.

•
Loss on partial sale of investment in SES, which resulted from the divestiture of our 49% interest in the Composites business of the SES joint venture, is excluded because it did not occur in the normal course of business.
•
Unrealized loss on investment in marketable equity securities represents the net impact of unrealized losses resulting from mark-to-market adjustments on our marketable equity securities. We exclude this activity because it is not reflective of on-going operating activity and does not provide a meaningful evaluation of operating performance.

(In thousands, except per common share amounts)

Consolidated Results – Selected Non-GAAP Adjusted Results

	Three Months Ended February 28, 2026
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$31,543	$60,114	$14,994	$45,463	$0.92
Amortization of inventory step-up (2)	1,500	1,500	(367)	1,133	0.02
Restructuring and other expense, net	2,186	2,186	(512)	1,674	0.03
Unrealized loss on investment in marketable securities (4)	-	340	(84)	256	0.01
Non-GAAP	$35,229	$64,140	$15,957	$48,526	$0.98

	Three Months Ended February 28, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$20,868	$52,579	$13,240	$39,663	$0.79
Restructuring and other expense, net	5,374	5,374	295	5,669	0.12
Non-GAAP	$26,242	$57,953	$12,945	$45,332	$0.91

	Nine Months Ended February 28, 2026
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$53,050	$141,575	$34,605	$107,939	$2.17
Amortization of inventory step-up (2)	3,651	3,651	(888)	2,763	0.06
Restructuring and other expense, net	6,306	6,306	(1,292)	5,014	0.11
Loss on partial sale of investment in SES (3)	-	2,950	-	2,950	0.06
Unrealized loss on investment in marketable securities (4)	-	1,584	(385)	1,199	0.01
Non-GAAP	$63,007	$156,066	$37,170	$119,865	$2.41

	Nine Months Ended February 28, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$19,690	$120,478	$29,122	$92,176	$1.84
Amortization of inventory step-up	1,477	1,477	(369)	1,108	0.02
Restructuring and other expense, net	9,152	9,152	(632)	8,520	0.17
Non-GAAP	$30,319	$131,107	$30,123	$101,804	$2.03

(In thousands, except per common share amounts)

Consolidated Results - Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net earnings (GAAP)	$45,120	$39,339	$106,970	$91,356
Plus: Net loss attributable to noncontrolling interest	343	324	969	820
Net earnings attributable to controlling interest	45,463	39,663	107,939	92,176
Interest expense, net	1,828	628	3,363	2,150
Income tax expense	14,994	13,240	34,605	29,122
EBIT (5)	62,285	53,531	145,907	123,448
Amortization of inventory step-up (2)	1,500	-	3,651	1,477
Restructuring and other expense, net	2,186	5,374	6,306	9,152
Loss on partial sale of investment in SES (3)	-	-	2,950	-
Unrealized loss on investment in marketable securities (4)	340	-	1,584	-
Adjusted EBIT (5)	66,311	58,905	160,398	134,077
Depreciation and amortization	14,552	11,950	41,402	35,707
Stock-based compensation (6)	3,752	2,924	10,504	10,122
Adjusted EBITDA (non-GAAP)	$84,615	$73,779	$212,304	$179,906

Net earnings margin (GAAP)	11.9%	12.9%	10.6%	10.9%
Adjusted EBITDA margin (non-GAAP)	22.3%	24.2%	21.0%	21.5%

(1)
Excludes the impact of noncontrolling interest.
(2)
Reflects the amortization of the step-up to fair market value of acquired inventory related to the LSI and Elgen acquisitions in fiscal 2026 and the Ragasco acquisition in fiscal 2025. We updated the definition of our non-GAAP financial measures to exclude inventory step-up charges in the third quarter of fiscal 2026. All previously reported amounts in this Form 10-Q have been recast to conform to this change.
(3)
Reflects the loss incurred in connection with divestment of our 49% interest in the composite assets of our SES joint venture on October 16, 2025. In exchange for our interest in the divested assets, we received common shares of both Hexagon Composites and Hexagon Purus.
(4)
Reflects the unrealized loss associated with the marketable securities noted in footnote (3) above.
(5)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of net earnings to adjusted EBITDA, which is a non-GAAP financial measure used by management.
(6)
Excludes $2.7 million of stock-based compensation reported in restructuring and other expense, net in the consolidated statement of earnings for the prior year period related to the accelerated vesting of certain outstanding equity awards upon retirement of a key employee.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	February 28,	May 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,979	$250,075
Receivables, less allowances of $1,062 and $907, respectively	231,878	215,824
Inventories:
Raw materials	104,684	80,522
Work in process	8,087	9,408
Finished products	84,817	79,463
Total inventories	197,588	169,393
Income taxes receivable	25,374	12,720
Prepaid expenses and other current assets	43,044	37,358
Total current assets	503,863	685,370
Investments in unconsolidated affiliates	118,678	129,262
Operating lease assets	44,703	22,699
Goodwill	499,492	376,480
Other intangible assets, net of accumulated amortization of $101,791 and $88,887, respectively	327,353	190,398
Other assets	24,900	20,717
Property, plant and equipment:
Land	8,746	8,703
Buildings and improvements	136,279	132,742
Machinery and equipment	409,609	372,798
Construction in progress	57,206	33,326
Total property, plant and equipment	611,840	547,569
Less: accumulated depreciation	307,291	277,343
Total property, plant and equipment, net	304,549	270,226
Total assets	$1,823,538	$1,695,152

Liabilities and equity
Current liabilities:
Accounts payable	$107,386	$103,205
Short-term borrowings	4,792	-
Accrued compensation, contributions to employee benefit plans and related taxes	43,062	43,864
Dividends payable	9,833	9,172
Other accrued items	39,659	34,478
Current operating lease liabilities	7,950	6,014
Income taxes payable	554	109
Total current liabilities	213,236	196,842
Other liabilities	58,462	53,364
Distributions in excess of investment in unconsolidated affiliate	109,592	103,767
Long-term debt	307,256	302,868
Noncurrent operating lease liabilities	37,681	17,173
Deferred income taxes, net	94,751	82,901
Total liabilities	820,978	756,915
Shareholders’ equity - controlling interest	1,002,479	937,187
Noncontrolling interest	81	1,050
Total equity	1,002,560	938,237
Total liabilities and equity	$1,823,538	$1,695,152

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net sales	$378,677	$304,524	$1,009,836	$835,878
Cost of goods sold	269,203	215,277	733,449	610,077
Gross profit	109,474	89,247	276,387	225,801
Selling, general and administrative expense	75,745	63,005	217,031	196,959
Restructuring and other expense, net	2,186	5,374	6,306	9,152
Operating income	31,543	20,868	53,050	19,690
Other income (expense):
Miscellaneous income (expense), net	(316)	258	(4,602)	809
Interest expense, net	(1,828)	(628)	(3,363)	(2,150)
Equity in net income of unconsolidated affiliates	30,715	32,081	96,490	102,129
Earnings before income taxes	60,114	52,579	141,575	120,478
Income tax expense	14,994	13,240	34,605	29,122
Net earnings	45,120	39,339	106,970	91,356
Net loss attributable to noncontrolling interest	(343)	(324)	(969)	(820)
Net earnings attributable to controlling interest	$45,463	$39,663	$107,939	$92,176

Basic
Weighted average common shares outstanding	49,073	49,377	49,167	49,443
Earnings per share attributable to controlling interest	$0.93	$0.80	$2.20	$1.86

Diluted
Weighted average common shares outstanding	49,665	49,981	49,822	50,171
Earnings per share attributable to controlling interest	$0.92	$0.79	$2.17	$1.84

Cash dividends declared per common share	$0.19	$0.17	$0.57	$0.51

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net earnings	$45,120	$39,339	$106,970	$91,356
Other comprehensive income (loss), net of tax
Foreign currency translation	5,304	(2,704)	5,756	(5,439)
Pension liability adjustment	(7)	161	(15)	167
Cash flow hedges	860	548	(99)	441
Other comprehensive income (loss), net of tax	6,157	(1,995)	5,642	(4,831)
Comprehensive income	51,277	37,344	112,612	86,525
Comprehensive loss attributable to noncontrolling interest	(343)	(324)	(969)	(820)
Comprehensive income attributable to controlling interest	$51,620	$37,668	$113,581	$87,345

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Operating activities:
Net earnings	$45,120	$39,339	$106,970	$91,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,552	11,950	41,402	35,707
Provision for (benefit from) deferred income taxes	4,294	(8,016)	7,812	(10,871)
Bad debt (income) expense	(97)	1,128	112	3,189
Equity in net income of unconsolidated affiliates, net of distributions	4,064	3,089	8,991	10,810
Net loss (gain) on sale of assets	(17)	(21)	2,995	(547)
Stock-based compensation	3,752	2,924	10,504	12,787
Unrealized loss on investment in marketable securities	340	-	1,584	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(16,973)	(18,553)	3,870	(9,023)
Inventories	10,998	14,128	(1,699)	15,558
Accounts payable	6,612	46	(3,365)	(12,600)
Accrued compensation and employee benefits	13,658	8,838	(820)	(4,628)
Other operating items, net	(24,365)	2,279	(23,838)	15,592
Net cash provided by operating activities	61,938	57,131	154,518	147,330

Investing activities:
Investment in property, plant and equipment	(13,794)	(12,704)	(39,421)	(37,494)
Acquisitions, net of cash acquired	(212,191)	-	(304,426)	(88,156)
Proceeds from sale of assets, net of selling costs	18	59	18	13,444
Investment in non-marketable equity securities, net of distributions	(58)	(833)	(113)	(2,873)
Net cash used by investing activities	(226,025)	(13,478)	(343,942)	(115,079)

Financing activities:
Dividends paid	(9,341)	(8,422)	(27,540)	(25,507)
Repurchase of common shares	(5,374)	(6,170)	(25,328)	(21,052)
Net proceeds from short term borrowings	4,792		4,792
Principal payments on long-term obligations	(284)	-	(760)	-
Proceeds from issuance of common shares, net of tax withholdings	(15)	(22)	(5,836)	(7,073)
Net cash used by financing activities	(10,222)	(14,614)	(54,672)	(53,632)

(Decrease) increase in cash and cash equivalents	(174,309)	29,039	(244,096)	(21,381)
Cash and cash equivalents at beginning of period	180,288	193,805	250,075	244,225
Cash and cash equivalents at end of period	$5,979	$222,844	$5,979	$222,844

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

We own an 80% controlling interest in Halo. Halo is consolidated with the equity owned by the other joint venture members shown as “noncontrolling interests” in our consolidated balance sheets, and the other joint venture members’ portions of net earnings and OCI are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively.

Investments in unconsolidated affiliates that we do not control are accounted for using the equity method with our proportionate share of income or loss recognized within equity income in our consolidated statements of earnings. See further discussion of our unconsolidated affiliates in “Note B – Investments in Unconsolidated Affiliates.”

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the third quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2025 Form 10-K.

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

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement totaled $34,607 and $27,536 for the current year quarter and prior year quarter, respectively, and $103,508 and $78,991 for the current year period and prior year period, respectively. Accounts payable related to these purchases were $10,614 and $9,099 as of February 28, 2026 and May 31, 2025, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands the disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and SG&A, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This standard is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to only impact our disclosures with no impact on our results of operations, cash flows and financial condition.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software,” which modernizes and clarifies the threshold entities apply to begin capitalizing development costs for internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have on our results of operations, cash flows and financial condition.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of Topic 270 by specifying interim reporting requirements, consolidating required interim disclosures and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The amendments in this ASU are not expected to have a material effect on our financial position or results of operations.

Note B – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At February 28, 2026, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); SES (49%); WAVE (50%); and Workhorse (20%).

On October 16, 2025, we divested our 49% interest in the composite business of the SES joint venture, resulting in a loss of $2,950, recorded in miscellaneous income (expense), net in the consolidated statement of earnings for the current year period. In exchange for our interest in the divested assets, we received common shares of both Hexagon Composites and Hexagon Purus. Refer to “Note O – Fair Value Measurements” for information regarding the fair value measurement of these common shares.

We received distributions from unconsolidated affiliates totaling $105,481 during the current year period. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $109,592 and $103,767 at February 28, 2026 and May 31, 2025, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

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

WAVE and ClarkDietrich are included within the Building Products segment, while the SES and Workhorse joint ventures are reported within Other. The following tables summarize financial information for our unconsolidated affiliates for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
WAVE
Net sales	$122,245	$118,357	$377,695	$358,889
Operating income	56,635	54,681	181,785	168,111
Depreciation and amortization	1,512	1,436	3,941	3,797
Interest expense, net	3,813	4,032	11,644	12,676
Income tax expense	88	70	204	267
Net earnings	52,847	50,531	170,598	155,736

ClarkDietrich
Net sales	$274,314	$271,184	$846,920	$863,486
Operating income	23,758	36,942	62,427	108,521
Depreciation and amortization	5,194	3,997	14,275	11,804
Interest expense (income), net	(248)	6	(138)	(100)
Income tax expense (benefit)	(70)	312	(110)	898
Net earnings	22,902	37,944	63,169	111,840

Other
Net sales	$56,037	$70,258	$201,868	$246,087
Operating loss	(5,043)	(8,129)	(9,295)	(7,945)
Depreciation and amortization	2,209	1,972	6,612	7,535
Interest expense, net	188	243	633	992
Income tax expense (benefit)	7	(24)	323	147
Net loss	(5,206)	(8,432)	(10,955)	(7,665)

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

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the current year period is summarized below:

	Balance at			Balance at
	May 31, 2025	Expense	Payments	February 28, 2026
Early retirement and severance	$585	$923	$(1,192)	$316
Other restructuring charges (1)	100	5,383	(5,483)	-
	$685	$6,306	$(6,675)	$316

(1)
During the current year period, other restructuring charges consisted primarily of acquisition-related costs such as advisory, legal, and other professional fees.

The total liability associated with our restructuring activities as of February 28, 2026 is expected to be paid in the next 12 months.

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

At February 28, 2026, we also had in place $9,204 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at February 28, 2026.

Note F – Debt

Our multi-year revolving Credit Facility is scheduled to mature on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the adjusted daily simple SOFR. The applicable margin is determined by our total leverage ratio. At February 28, 2026, there were $4,792 of borrowings outstanding under the Credit Facility bearing interest at a weighted average of 4.9%, leaving $495,208 available for use. At May 31, 2025, there were no borrowings outstanding under the Credit Facility.

Note G – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28,
	2026			2025
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$4,324	$980	$5,304	$(1,519)	$(1,185)	$(2,704)
Pension liability adjustment	(9)	2	(7)	7	154	161
Cash flow hedges	1,157	(297)	860	694	(146)	548
Other comprehensive income (loss)	$5,472	$685	$6,157	$(818)	$(1,177)	$(1,995)

	Nine Months Ended
	February 28,
	2026			2025
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$4,752	$1,004	$5,756	$(4,433)	$(1,006)	$(5,439)
Pension liability adjustment	(19)	4	(15)	16	151	167
Cash flow hedges	(144)	45	(99)	575	(134)	441
Other comprehensive income (loss)	$4,589	$1,053	$5,642	$(3,842)	$(989)	$(4,831)

Note H – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional
	Paid In	AOCI	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2025	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237
Net earnings (loss)	-	-	35,148	35,148	(327)	34,821
Other comprehensive income	-	1,083	-	1,083	-	1,083
Common shares issued, net of withholding tax	(3,552)	-	-	(3,552)	-	(3,552)
Common shares in non-qualified plans	78	-	-	78	-	78
Stock-based compensation	4,856	-	-	4,856	-	4,856
Purchase and retirement of common shares	(623)	-	(5,636)	(6,259)	-	(6,259)
Cash dividends declared	-	-	(9,433)	(9,433)	-	(9,433)
Balance at August 31, 2025	$309,367	$5,133	$644,608	$959,108	$723	$959,831
Net earnings (loss)	-	-	27,328	27,328	(299)	27,029
Other comprehensive income	-	(1,598)	-	(1,598)	-	(1,598)
Common shares issued, net of withholding tax	(2,269)	-	-	(2,269)	-	(2,269)
Common shares in non-qualified plans	53	-	-	53	-	53
Stock-based compensation	3,104	-	-	3,104	-	3,104
Purchase and retirement of common shares	(1,566)	-	(12,129)	(13,695)	-	(13,695)
Cash dividends declared	-	-	(9,432)	(9,432)	-	(9,432)
Balance at November 30, 2025	$308,689	$3,535	$650,375	$962,599	$424	$963,023
Net earnings (loss)	-	-	45,463	45,463	(343)	45,120
Other comprehensive income	-	6,157	-	6,157	-	6,157
Common shares issued, net of withholding tax	(15)	-	-	(15)	-	(15)
Common shares in non-qualified plans	33	-	-	33	-	33
Stock-based compensation	3,046	-	-	3,046	-	3,046
Purchase and retirement of common shares	(630)	-	(4,744)	(5,374)	-	(5,374)
Cash dividends declared	-	-	(9,430)	(9,430)	-	(9,430)
Balance at February 28, 2026	$311,123	$9,692	$681,664	$1,002,479	$81	$1,002,560

	Controlling Interest
	Additional
	Paid In	AOCI	Retained		Noncontrolling
	Capital	Net of Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2024	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	24,253	24,253	(245)	24,008
Other comprehensive income	-	484	-	484	-	484
Common shares issued, net of withholding tax	(3,158)	-	-	(3,158)	-	(3,158)
Common shares in non-qualified plans	32	-	-	32	-	32
Stock-based compensation	6,216	-	-	6,216	-	6,216
Purchase and retirement of common shares	(884)	-	(5,919)	(6,803)	-	(6,803)
Cash dividends declared	-	-	(8,550)	(8,550)	-	(8,550)
Balance at August 31, 2024	$301,239	$938	$599,176	$901,353	$1,888	$903,241
Net earnings (loss)	-	-	28,260	28,260	(251)	28,009
Other comprehensive income	-	(3,320)	-	(3,320)	-	(3,320)
Common shares issued, net of withholding tax	(3,893)	-	-	(3,893)	-	(3,893)
Common shares in non-qualified plans	56	-	-	56	-	56
Stock-based compensation	5,539	-	-	5,539	-	5,539
Purchase and retirement of common shares	(1,212)	-	(6,867)	(8,079)	-	(8,079)
Cash dividends declared	-	-	(8,595)	(8,595)	-	(8,595)
Balance at November 30, 2024	$301,729	$(2,382)	$611,974	$911,321	$1,637	$912,958
Net earnings (loss)	-	-	39,663	39,663	(324)	39,339
Other comprehensive income	-	(1,995)	-	(1,995)	-	(1,995)
Common shares issued, net of withholding tax	(22)	-	-	(22)	-	(22)
Common shares in non-qualified plans	33	-	-	33	-	33
Stock-based compensation	2,890	-	-	2,890	-	2,890
Purchase and retirement of common shares	(920)	-	(5,250)	(6,170)	-	(6,170)
Cash dividends declared	-	-	(8,512)	(8,512)	-	(8,512)
Balance at February 28, 2025	$303,710	$(4,377)	$637,875	$937,208	$1,313	$938,521

The following table summarizes the changes in AOCI for the periods presented:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050
OCI before reclassifications	4,752	(19)	997	5,730
Reclassification adjustments to net earnings (1)	-	-	(1,141)	(1,141)
Income tax effect	1,004	4	45	1,053
Balance at February 28, 2026	$8,337	$(380)	$1,735	$9,692

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	(4,433)	16	207	(4,210)
Reclassification adjustments to net earnings (1)	-	-	368	368
Income tax effect	(1,006)	151	(134)	(989)
Balance at February 28, 2025	$(6,108)	$(274)	$2,005	$(4,377)

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note N – Derivative Financial Instruments and Hedging Activities.”

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. During the current year period, we repurchased a total of 450,000 common shares under this authorization leaving 4,915,000 common shares available for repurchase at February 28, 2026.

Common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Note I – Stock-Based Compensation

Service-Based Restricted Common Shares

During the current year period, we granted an aggregate of 120,725 service-based restricted common shares under our stock-based compensation plans, which cliff vest three years from the grant date. The weighted average grant date fair value of these restricted common shares, based on the weighted average closing price of the underlying common shares on the grant date, was $58.25 per share, or $7,032 in total, and will be recognized on a straight-line basis over the three-year vesting period, net of any forfeitures.

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

The following assumptions were used to determine the grant date fair value for our market-based restricted common shares during the current year period:

Dividend yield	1.19%
Expected volatility	38.00%
Risk-free interest rate	3.68%

Performance Shares

Performance shares awarded under our stock-based compensation plans are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets. The awards generally cover three-year performance periods ending May 31, 2026, 2027, and 2028.

These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved. During the current year period, we granted performance share awards covering an aggregate of 53,130 common shares (at target levels). The aggregate grant-date fair value at target for these performance shares is $3,395, which will be recognized over the performance period and adjusted based on our periodic assessment of the probability of achieving the performance targets.

Note J – Income Taxes

Income tax expense for both the current year period and the prior year period reflected estimated annual ETRs of 24.3% and 24.4%, respectively. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2026 could be materially different from the forecasted rate as of February 28, 2026.

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Numerator (basic and diluted)
Net earnings attributable to controlling interest	$45,463	$39,663	$107,939	$92,176
Denominator (shares in thousands)
Basic EPS - weighted average common shares	49,073	49,377	49,167	49,443
Effect of dilutive securities	592	604	655	728
Diluted EPS - weighted average common shares	49,665	49,981	49,822	50,171

Basic EPS	$0.93	$0.80	$2.20	$1.86
Diluted EPS	$0.92	$0.79	$2.17	$1.84

Stock options and restricted common shares covering an aggregate of 43,228 and 94,521 common shares for the current year quarter and the prior year quarter, respectively, and 11,729 and 104,608 for current year period and the prior year period, respectively, have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

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

Other includes our share of the equity earnings of two of our unconsolidated joint ventures, SES and Workhorse, and the related investments in these businesses.

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

	Three Months Ended February 28, 2026
			Total
			Reportable
	Building	Consumer	Operating		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$223,850	$154,827	$378,677	-	-	$378,677
Cost of goods sold	172,971	96,172	269,143	-	60	269,203
SG&A	37,437	28,180	65,617	-	10,128	75,745
Restructuring and other expense (income), net	100	(1)	99	-	2,087	2,186
Other segment items (1)	(56)	(25)	(81)	340	1,885	2,144
Equity in net income of unconsolidated affiliates	32,822	-	32,822	(2,107)	-	30,715
Earnings (loss) before income taxes	46,220	30,501	76,721	(2,447)	(14,160)	60,114

Reconciling items to adjusted EBITDA (2)
Amortization of inventory step-up	1,500	-	1,500	-	-	1,500
Depreciation and amortization	10,382	3,969	14,351	-	201	14,552
Interest expense (income)	(33)	-	(33)	-	1,861	1,828
Stock-based compensation	656	640	1,296	-	2,456	3,752
Restructuring and other expense (income), net	100	(1)	99	-	2,087	2,186
Non-cash charges in miscellaneous income	-	-	-	340	-	340
Net loss attributable to noncontrolling interest	-	343	343	-	-	343
Adjusted EBITDA	$58,825	$35,452	$94,277	$(2,107)	$(7,555)	$84,615

	Three Months Ended February 28, 2025
			Total
			Reportable
	Building	Consumer	Operating		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$164,810	$139,714	$304,524	$-	$-	$304,524
Cost of goods sold	127,157	88,069	215,226	-	51	215,277
SG&A	27,566	28,406	55,972	-	7,033	63,005
Restructuring and other expense, net	579	-	579	-	4,795	5,374
Other segment items (1)	(409)	12	(397)	-	767	370
Equity in net income (loss) of unconsolidated affiliates	34,498	-	34,498	(2,417)	-	32,081
Earnings (loss) before income taxes	44,415	23,227	67,642	(2,417)	(12,646)	52,579

Reconciling items to adjusted EBITDA (2)
Depreciation and amortization	7,449	4,314	11,763	-	187	11,950
Interest expense	4	-	4	-	624	628
Stock-based compensation	740	760	1,500	-	1,424	2,924
Restructuring and other expense, net	579	-	579	-	4,795	5,374
Net loss attributable to noncontrolling interest	-	324	324	-	-	324
Adjusted EBITDA	$53,187	$28,625	$81,812	$(2,417)	$(5,616)	$73,779

	Nine Months Ended February 28, 2026
			Total
			Reportable
	Building	Consumer	Operating		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$616,147	$393,689	$1,009,836	-	-	$1,009,836
Cost of goods sold	475,625	257,713	733,338	-	111	733,449
SG&A	105,134	83,891	189,025	-	28,006	217,031
Restructuring and other expense, net	552	12	564	-	5,742	6,306
Other segment items (1)	289	(7)	282	4,534	3,149	7,965
Equity in net income of unconsolidated affiliates	101,570	-	101,570	(5,080)	-	96,490
Earnings (loss) before income taxes	136,117	52,080	188,197	(9,614)	(37,008)	141,575

Reconciling items to adjusted EBITDA (2)
Amortization of inventory step-up	3,651	-	3,651	-	-	3,651
Depreciation and amortization	29,028	11,776	40,804	-	598	41,402
Interest expense (income)	228	(4)	224	-	3,139	3,363
Stock-based compensation	2,190	2,054	4,244	-	6,260	10,504
Restructuring and other expense, net	552	12	564	-	5,742	6,306
Non-cash charges in miscellaneous income	-	-	-	4,534	-	4,534
Net loss attributable to noncontrolling interest	-	969	969	-	-	969
Adjusted EBITDA	$171,766	$66,887	$238,653	$(5,080)	$(21,269)	$212,304

	Nine Months Ended February 28, 2025
			Total
			Reportable
	Building	Consumer	Operating		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$461,821	$374,057	$835,878	$-	$-	$835,878
Cost of goods sold	367,931	242,040	609,971	-	106	610,077
SG&A	83,972	85,975	169,947	-	27,012	196,959
Restructuring and other expense, net	1,382	-	1,382	-	7,770	9,152
Other segment items (1)	(587)	20	(567)	-	1,908	1,341
Equity in net income of unconsolidated affiliates	105,438	-	105,438	(3,309)	-	102,129
Earnings (loss) before income taxes	114,561	46,022	160,583	(3,309)	(36,796)	120,478

Reconciling items to adjusted EBITDA (2)
Amortization of inventory step-up	1,477	-	1,477	-	-	1,477
Depreciation and amortization	22,156	12,982	35,138	-	569	35,707
Interest expense	33	-	33	-	2,117	2,150
Stock-based compensation	1,969	2,060	4,029	-	6,093	10,122
Restructuring and other expense, net	1,382	-	1,382	-	7,770	9,152
Net loss attributable to noncontrolling interest	-	820	820	-	-	820
Adjusted EBITDA	$141,578	$61,884	$203,462	$(3,309)	$(20,247)	$179,906

(1)
Except as noted herein, Other segment items consist of non-operating activity included in adjusted EBITDA. For the current year period, Other segment items also included certain non-cash charges in Miscellaneous income (expense), net related to the divestiture of the composite assets of our SES joint venture, including the unrealized loss on the common shares of Hexagon Composites and Hexagon Purus that we received as consideration. These charges were excluded from adjusted EBITDA as shown in the Reconciling items to adjusted EBITDA section in the tables above for the current year period. See “Use of Non-GAAP Financial Measures and Definitions” for additional information.
(2)
See “Use of Non-GAAP Financial Measures and Definitions” for additional information.

Total assets for each of our reportable operating segments at the dates indicated were as follows:

	February 28,	May 31,
	2026	2025
Consumer Products	$537,382	$531,187
Building Products	1,155,910	795,837
Total reportable operating segments	1,693,292	1,327,024
Unallocated Corporate and Other	130,246	368,128
Total assets	$1,823,538	$1,695,152

The following table reports the capital expenditures for each of our reportable operating segments for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Consumer Products	$6,020	$8,775	$21,956	$19,508
Building Products	7,038	3,413	15,436	11,470
Total reportable operating segments	13,058	12,188	37,392	30,978
Unallocated Corporate	736	516	2,029	6,516
Total	$13,794	$12,704	$39,421	$37,494

Note M – Acquisitions

LSI

On January 16, 2026, we acquired LSI, one of the largest U.S. manufacturers of standing-seam metal roof clips and retrofit components in the commercial roof market. The purchase price was $206,064, net of cash acquired, and includes an estimated tax equalization payment of approximately $3,000 that was not settled at closing. The purchase price is subject to customary post-closing adjustments. LSI operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition.

The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes. During the current year period, we incurred approximately $2,568 of acquisition-related costs associated with the LSI transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of LSI, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$70,600	12 - 20
Trade name	21,100	Indefinite
Technological know-how	16,100	10
Non-compete agreement	800	5
Total acquired identifiable intangible assets	$108,600

The following table summarizes the consideration paid, as of February 28, 2026, and the preliminary fair value assigned to the assets and liabilities assumed at the LSI acquisition date:

Preliminary
Valuation
Cash and cash equivalents	$398
Accounts receivable	4,434
Inventory	9,871
Other current assets	95
Property, plant and equipment	8,941
Operating lease assets	6,715
Intangible assets	108,600
Total identifiable assets	139,054
Accounts payable	(1,668)
Current operating lease liability	(177)
Accrued expenses	(1,127)
Noncurrent operating lease liability	(6,568)
Net identifiable assets	129,514
Goodwill	76,948
Total purchase price	206,462
Less: estimated tax equalization payment	3,000
Total cash paid at closing	$203,462

Hydrostat

On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was approximately $9,578, subject to customary post-closing adjustments. In connection with the acquisition of these assets, we recognized total intangible assets of $8,085, consisting of customer relationships of $2,000 and goodwill of $6,085. The remaining purchase price was allocated primarily to working capital and fixed assets. This business operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition.

Elgen

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components, ductwork, and structural framing used primarily in commercial building applications across North America. The purchase price was $90,734, net of cash acquired. Elgen operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes. During the current year period, we incurred approximately $1,756 of acquisition-related costs associated with the Elgen transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of Elgen, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$18,200	15
Trade name	7,900	10
Technological know-how	7,000	10
Non-compete agreement	1,700	5
Total acquired identifiable intangible assets	$34,800

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the Elgen acquisition date.

		Measurement
	Preliminary	Period	Final
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,093	$-	$1,093
Accounts receivable	12,751	868	13,619
Inventory	16,351	-	16,351
Other current assets	1,605	(124)	1,481
Property, plant and equipment	11,941	(308)	11,633
Operating lease assets	21,196	162	21,358
Intangible assets	34,400	400	34,800
Total identifiable assets	99,337	998	100,335
Accounts payable	(11,364)	-	(11,364)
Current operating lease liability	(2,225)	(17)	(2,242)
Accrued expenses	(4,465)	(850)	(5,315)
Noncurrent operating lease liability	(19,041)	(146)	(19,187)
Deferred income taxes	(3,582)	(1,510)	(5,092)
Net identifiable assets	58,660	(1,525)	57,135
Goodwill	33,617	1,075	34,692
Total purchase price	$92,277	$(450)	$91,827

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions, described above in “Note M – Acquisitions”, had taken place at the beginning of fiscal 2025. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions occurred at the beginning of fiscal 2025 or of the results of our future operations of the combined business.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Pro forma net sales	$383,021	$341,789	$1,054,891	$954,519
Pro forma net earnings	$48,144	$40,948	$120,807	$92,194

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

Refer to “Note O – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2026 and May 31, 2025:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	February 28,	May 31,	Sheet	February 28,	May 31,
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$757	$478	Accounts payable	$285	$51
Commodity contracts	Other assets	-	-	Other liabilities	6	35
Foreign currency exchange contracts	Receivables	184	483	Accounts payable	-	-
Subtotal		$941	$961		$291	$86

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$62	$81	Accounts payable	$153	$15
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	339	7,360
Subtotal		62	81		492	7,375

Total derivative financial instruments		$1,003	$1,042		$783	$7,461

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $365 and $356 at February 28, 2026 and May 31, 2025, respectively.

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

The following table summarizes the net notional positions of our cash flow hedges at February 28, 2026:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$15,277	March 2026 - December 2027
Foreign currency exchange contracts	8,490	March 2026 - July 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended February 28, 2026
Commodity contracts	$1,343	Cost of goods sold	$150
Foreign currency exchange contracts	140	Interest expense, net / Miscellaneous income (expense), net	111
Interest rate contracts	-	Miscellaneous income (expense), net	65
Total	$1,483		$326

For the three months ended February 28, 2025
Commodity contracts	$1,039	Cost of goods sold	$219
Interest rate contracts	-	Interest expense, net	52
Foreign currency exchange contracts	(74)	Miscellaneous income (expense), net	-
Total	$965		$271

For the nine months ended February 28, 2026
Commodity contracts	$555	Cost of goods sold	$490
Foreign currency exchange contracts	101	Cost of goods sold	332
Foreign currency exchange contracts	341	Interest expense	150
Interest rate contracts	-	Interest expense	169
Total	$997		$1,141

For the nine months ended February 28, 2025
Commodity contracts	$281	Cost of goods sold	$(523)
Interest rate contracts	-	Interest expense	155
Foreign currency exchange contracts	(74)	Miscellaneous income (expense), net	-
Total	$207		$(368)

The estimated amount of net losses recognized in AOCI at February 28, 2026, expected to be reclassified into net earnings within the succeeding 12 months is $714 (net of tax of $202). This amount was computed using the fair value of the cash flow hedges at February 28, 2026, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027.

Net Investment Hedges

At February 28, 2026, we designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during any of the fiscal years presented. The following table summarizes the foreign currency gain (loss) recognized in OCI for the non-derivative instruments designated as net investment hedges for the periods presented.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net gain (loss) recognized in OCI	$(1,960)	$1,842	$(4,265)	$4,335

Economic (Non-designated) Hedges

The following table summarizes the net notional positions of our economic (non-designated) derivative financial instruments outstanding at February 28, 2026:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$3,323	March 2026 - November 2026
Foreign currency exchange contracts	37,226	March 2026 - May 2026

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Three Months Ended
	Location of Gain (Loss)	February 28,
	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$268	$108
Foreign currency exchange contracts	Miscellaneous income, net	6,944	(531)
Total		$7,212	$(423)

		Nine Months Ended
	Location of Gain (Loss)	February 28,
	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$276	$479
Foreign currency exchange contracts	Miscellaneous income, net	7,618	27
Total		$7,894	$506

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

Recurring Fair Value Measurements

At February 28, 2026, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,003	$-	$1,003
Investment in marketable securities (2)	3,498	-	-	3,498
Total assets	$3,498	$1,003	$-	$4,501

Liabilities
Derivative financial instruments (1)	$-	$783	$-	$783
Total liabilities	$-	$783	$-	$783

At May 31, 2025, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,042	$-	$1,042
Total assets	$-	$1,042	$-	$1,042

Liabilities
Derivative financial instruments (1)	$-	$7,461	$-	$7,461
Total liabilities	$-	$7,461	$-	$7,461

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
(2)
In exchange for our interest in the divested assets of the composite business of the SES joint venture, we received common shares of both Hexagon Composites and Hexagon Purus, which are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheet. Unrealized losses of $340 and $1,584, respectively, were recognized within Miscellaneous income (expense), net, during the current year quarter and current year period, as a result of this fair value measurement.

Non-Recurring Fair Value Measurements

At February 28, 2026, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet. See “Note R – Fair Value Measurements” in the 2025 Form 10-K for information regarding non-recurring fair value measurements as of May 31, 2025.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $287,121 and $263,547 at February 28, 2026 and May 31, 2025, respectively. The carrying amount of long-term debt was $307,256 and $302,868 at February 28, 2026 and May 31, 2025, respectively.

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

Business Overview

We are a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct reportable operating segments: Building Products and Consumer Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing innovative products and applications, and pursuing strategic investments and acquisitions.

Our Building Products business is a market-leading provider of pressurized containment solutions, providing critical components in essential end markets, such as heating, cooking, cooling and water, HVAC systems and components, metal roofing clips and components and, through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, barbeque grills and recreational vehicle equipment, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks.

Our Consumer Products business has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools, propane-filled camping cylinders, helium-filled balloon kits, and accessories and gas griddles and pizza ovens sold primarily to mass merchandisers, retailers and distributors. Sales to one customer in Consumer Products accounted for 12.1% of our consolidated net sales in the third quarter of fiscal 2026.

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

Acquisitions and Divestitures

Fiscal 2026

On January 16, 2026, we acquired LSI, one of the largest U.S. manufacturers of standing-seam metal roof clips and retrofit components in the commercial roof market. The purchase price was $206.1, net of cash acquired, including an estimated tax equalization payment of approximately $3.0 million, subject to customary post-closing adjustments. Refer to “Note M – Acquisitions” for additional information.

On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was approximately $9.6 million, subject to customary post-closing adjustments. Refer to “Note M – Acquisitions” for additional information.

On October 16, 2025, we divested our 49% interest in the composite business of our SES joint venture. In exchange for our divested interest in the composite business, we received common shares of both Hexagon Composites and Hexagon Purus. The transaction aligns the core remaining capabilities of the SES joint venture – primarily Type 1 low-pressure, steel cylinder and storage infrastructure applications – with our long-term strategic priorities. Refer to “Note B – Investments in Unconsolidated Affiliates” and “Note O – Fair Value Measurements” for additional information.

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components. The purchase price was approximately $90.7 million, net of cash acquired. Elgen began operating as part of Building Products in the first quarter of fiscal 2026. Refer to “Note M – Acquisitions” for additional information.

Fiscal 2025

On June 3, 2024, we completed the acquisition of Ragasco, a leading global manufacturer of composite propane cylinders based in Norway. The purchase price consisted of cash consideration of $108.6 million, including an earnout that was settled in March 2025. Ragasco began operating as part of Building Products in the first quarter of fiscal 2025. Changes in the fair value of this earnout were reflected in Restructuring and other expense, net.

Demand Trends

General Economic Conditions

Demand for our products is closely tied to broader macroeconomic conditions and overall consumer and business sentiment. Shifts in inflation, interest rates, disposable income, and construction activity directly influence purchase behavior, capital investment, and distributor inventory management.

During the third quarter of fiscal 2026, we operated in a macroeconomic environment marked by moderating inflation and mixed housing and construction activity. The Federal Reserve reduced the federal funds target range to 3.50% – 3.75% in December 2025 and maintained that range through January and February 2026, signaling a transition from tightening to a more neutral stance. Although mortgage rates eased modestly during the quarter, the 30-year fixed rate remained approximately 6% at quarter end, continuing to pressure affordability and contributing to subdued existing-home sales and limited housing turnover. In Building Products, housing starts showed sequential stabilization but remained below prior-year levels, while builder sentiment remained depressed. Nonresidential construction activity leveled off, while forward-planning data reflects cautious project pipelines, particularly outside large-scale infrastructure and data center categories.

In Consumer Products, this macroeconomic environment is expected to continue pressuring discretionary spending, as elevated interest rates and cautious sentiment weigh on large-ticket purchases and project timing. As a result, we expect point-of-sale activity to remain uneven as consumers seek clearer direction on inflation trends, interest rate stability, and overall economic momentum.

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

Throughout the first nine months of fiscal 2026, inventory levels at most key retailer and distributor customers remained aligned with end-consumer demand, and replenishment activity generally mirrored point-of-sale trends, with no material build-up in our distribution or retail channels.

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

During the third quarter of fiscal 2026, conditions across our key end markets remained mixed. U.S. Residential Construction Spend was modestly below prior-year levels, while Authorized Housing Permits and U.S. Private Housing Starts both declined from a year ago, indicating that current activity remained soft and that the near-term pipeline from new residential construction was still under pressure. Existing Home Sales, by contrast, improved to a 4.09 million seasonally adjusted annual rate in February 2026, up 1.7% from January 2026, suggesting some stabilization in housing turnover that could modestly support downstream demand in some of our key end markets. Builder sentiment remained weak, with the HMI at 36 in February 2026, well below the neutral 50 level and consistent with continued affordability-related caution among home buyers and builders. The ABI remained below the 50 threshold, signaling continued contraction in design activity, while the DMI fell 7.3% in February 2026 to 250.0 from January 2026, indicating further moderation in the future non-residential pipeline. The LIRA continued to project modest homeowner improvement spending in calendar year 2026, with growth expected to slow from 2.9% early in the year to 1.6% by calendar year-end. Taken together, these indicators suggest uneven demand across our end markets, with some stabilization in resale housing activity, but continued softness in new residential construction, builder sentiment, and non-residential planning activity. Against this backdrop, we are prioritizing disciplined execution, portfolio diversification, and operational efficiency initiatives to mitigate near-term macroeconomic pressures while positioning the business for long-term success and value creation.

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

Steel: Steel is our most significant direct material cost across both Building Products and Consumer Products. During February 2026, hot-rolled steel prices increased meaningfully from late-fiscal 2026 second quarter levels, averaging approximately $984 per ton compared to $855 per ton in November 2025, reflecting a clear firming in market conditions versus the second quarter of fiscal 2026. Cold-rolled steel also moved higher, averaging approximately $1,126 per ton in February 2026 compared to $1,040 per ton in November 2025. Overall, the sequential move and the strength late in the quarter indicate that steel has shifted from a period of softness into a firmer pricing environment. Our balanced sourcing strategy, combining firm-price contracts for select inputs with index-based agreements for others, enabled us to effectively manage these pricing trends and support margin stability.

Aluminum: During the third quarter of fiscal 2026, aluminum costs increased meaningfully on a sequential basis, reflecting a firming in global base metal pricing. In addition to higher global benchmark pricing, U.S. delivered aluminum costs continue to be influenced by regional premiums and trade policy dynamics, including the Section 232 tariffs, which can affect overall transaction prices for aluminum-intensive components. Where possible, we mitigated these increases through forward purchasing and supplier negotiations, but tariff-related cost pressure on aluminum is expected to persist through the remainder of fiscal 2026.

Propane, propylene, and other gases: Propane and propylene costs were generally stable to modestly favorable through the first nine months of fiscal 2026, with market prices trending below the prior year period. This trend was driven by strong overall supply levels and softer end-market demand. A portion of our propane and propylene requirements are secured under fixed-price supply agreements, which limited our exposure to spot fluctuations. Costs for helium and other industrial gases declined from the prior year quarter, providing a margin benefit in select consumer-facing product lines, particularly within Consumer Products.

We continue to actively monitor commodity markets and maintain a diversified sourcing strategy to ensure continuity of supply and cost discipline. Our approach to material procurement supports margin stability and helps mitigate the impact of input price volatility on our results.

Global Trade Policy

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA exceeded presidential authority and were therefore invalid. The President immediately replaced the IEEPA tariffs with tariffs under alternative statutory authority, though the scope and duration of future tariffs remain uncertain. We are evaluating the impacts of these developments on our supply chain costs and pricing. We may be entitled to refunds of IEEPA tariffs, though the process and timing for obtaining such refunds remain uncertain. As of February 28, 2026, we have not recorded any impact for potential recovery of tariff-related costs as refunds are uncertain.

Seasonality

Historically, net sales in both Building Products and Consumer Products tend to be stronger in our fiscal third and fourth quarters. In Building Products, this seasonality is generally driven by weather conditions, customer business cycles, and the timing of renovation and new construction projects, while in Consumer Products, it is driven by our facilities performing at seasonal peaks, matching consumer demand.

Results of Operations

The following discussion provides an overview of results for the three and nine months ended February 28, 2026 and 2025:

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2026	2025	Change	2026	2025	Change
GAAP Financial Measures
Net sales	$378.7	$304.5	$74.2	$1,009.8	$835.9	$173.9
Operating income	31.5	20.9	10.6	53.1	19.7	33.4
Earnings before income taxes	60.1	52.6	7.5	141.6	120.5	21.1
Net earnings	45.1	39.3	5.8	107.0	91.4	15.6
Equity income	30.7	32.1	(1.4)	96.5	102.1	(5.6)
EPS - diluted	$0.92	$0.79	$0.13	$2.17	$1.84	$0.33

Non-GAAP Financial Measures (1)
Adjusted operating income	$35.2	$26.2	$9.0	$63.0	$30.3	$32.7
Adjusted EBITDA	84.6	73.8	10.8	212.3	179.9	32.4

——————————————————

(1)
Reconciliations for each of these non-GAAP financial measures to their most comparable GAAP financial measure are provided in the “Use of Non-GAAP Financial Measures and Definitions” section.

Net Sales

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
Building Products	$223.9	$164.8	$59.1	35.9%	$616.1	$461.8	$154.3	33.4%
Consumer Products	154.8	139.7	15.1	10.8%	393.7	374.1	19.6	5.2%
Consolidated	$378.7	$304.5	$74.2	24.4%	$1,009.8	$835.9	$173.9	20.8%

Quarterly Comparison

•
Building Products – Net sales totaled $223.9 million in the current year quarter, up $59.1 million, or 35.9%, over the prior year quarter, driven by higher overall volume and the impact of acquisitions, which contributed $32.2 million to net sales in the current year quarter.

•
Consumer Products – Net sales totaled $154.8 million in the current year quarter, up $15.1 million, or 10.8% over the prior year quarter, driven by higher volume and higher average selling prices.

Year-to-Date Comparison

•
Building Products – Net sales totaled $616.1 million in the current year period, an increase of $154.3 million, or 33.4%, over the prior year period, driven by higher overall volume and the impact of acquisitions, which contributed $77.6 million to net sales in the current year period.

•
Consumer Products – Net sales totaled $393.7 million in the current year period, an increase of $19.6 million, or 5.2%, over the prior year period, as higher average selling prices more than offset the impact of slightly lower volume.

Gross Profit

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
Gross profit	$109.5	$89.2	$20.3	22.8%	$276.4	$225.8	$50.6	22.4%
Gross margin	28.9%	29.3%			27.4%	27.0%

Quarterly Comparison

Gross profit for the current year quarter increased $20.3 million, or 22.8%, over the prior year quarter to $109.5 million, driven by the impact of higher overall volume, including contributions from our fiscal 2026 acquisitions, and higher average selling prices. While gross profit was up over the prior year quarter, gross margin decreased slightly, primarily due to the amortization of a portion of the inventory step-up associated with the LSI acquisition.

Year-to-Date Comparison

Gross profit was $276.4 million for the current year period, an increase of $50.6 million, or 22.4% over the prior year period on higher overall volume, including contributions from our fiscal 2026 acquisitions, and higher average selling prices.

SG&A

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
SG&A	$75.7	$63.0	$12.7	20.2%	$217.0	$197.0	$20.0	10.2%
Net Sales %	20.0%	20.7%			21.5%	23.6%

Quarterly Comparison

SG&A increased $12.7 million, or 20.2%, from the prior year quarter, primarily due to the addition of LSI and Elgen. As a percentage of net sales, SG&A was down from 20.7% in the prior year quarter to 20.0%.

Year-to-Date Comparison

SG&A increased $20.0 million, or 10.2%, from the prior year period, primarily due to the addition of LSI and Elgen. As a percentage of net sales, SG&A was down from 23.6% in the prior year period to 21.5%.

Restructuring and Other Expense, Net

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
Restructuring and other expense, net	$2.2	$5.4	$(3.2)	N.M.	$6.3	$9.2	$(2.9)	N.M.

Restructuring and other expense, net in the current year quarter and current year period consisted primarily of transaction costs related to acquisitions and divestitures, as well as employee severance. Restructuring activity in the prior year quarter and prior year period was driven by the accelerated vesting of certain outstanding equity awards upon the retirement of our former CEO and a change in fair value of an earnout associated with the Ragasco acquisition.

Miscellaneous Income (Expense), Net

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
Miscellaneous income (expense), net	$(0.3)	$0.3	$(0.6)	N.M.	$(4.6)	$0.8	$(5.4)	N.M.
Interest expense, net	(1.8)	(0.6)	(1.2)	N.M.	(3.4)	(2.2)	(1.2)	N.M.

Miscellaneous expense in both the current year quarter and current year period was driven by the divestiture of our 49% interest in the composite business of our SES joint venture on October 16, 2025, and the related mark-to-market loss on the marketable securities received in exchange for our interest in the divested assets.

Interest expense, net increased $1.2 million in both the current year quarter and current year period due to lower interest income generated from cash on hand and higher average debt levels associated with amounts drawn under the Credit Facility to fund the LSI acquisition.

Equity Income

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
WAVE (1)	$27.1	$25.0	$2.1	8.4%	$85.8	$77.4	$8.4	10.9%
ClarkDietrich (1)	5.7	9.5	(3.8)	(40.0%)	15.8	28.0	(12.2)	(43.6%)
Other (2)	(2.1)	(2.4)	0.3	(12.5%)	(5.1)	(3.3)	(1.8)	54.5%
Equity income	$30.7	$32.1	$(1.4)	(4.4%)	$96.5	$102.1	$(5.6)	(5.5%)

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within our Building Products segment.
(2)
Includes our share of the equity earnings from the Workhorse and the SES joint ventures.

Quarterly Comparison

Equity income decreased $1.4 million from the prior year quarter to $30.7 million, on lower contributions from ClarkDietrich, which were down $3.8 million, driven by the impact of weak non-residential construction activity and pricing pressure, partially offset by higher contributions from WAVE, up $2.1 million.

Year-to-Date Comparison

Equity income was down $5.6 million from the prior year period, driven by lower contributions from ClarkDietrich, which were down $12.2 million as continued pricing pressure and an unfavorable shift in project mix led to lower gross profit, partially offset by higher contributions from WAVE, up $8.4 million.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2026	2025	$	%	2026	2025	$	%
Income tax expense	$15.0	$13.2	$1.8	13.6%	$34.6	$29.1	$5.5	18.9%
Estimated Annual ETR	24.3%	24.4%			24.3%	24.4%

Quarterly Comparison

Income tax expense was $15.0 million in the current year quarter compared to $13.2 million in the prior year quarter. The increase was primarily driven by higher pre-tax earnings.

Year-to-Date Comparison

Income tax expense was $34.6 million in the current year period compared to $29.1 million in the prior year period. The increase was primarily driven by higher pre-tax earnings.

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

	Three Months Ended
	February 28,				Change
		% of		% of
	2026	Net Sales	2025	Net Sales	$	%
Building Products	$58.8	26.3%	$53.2	32.3%	$5.6	10.5%
Consumer Products	35.5	22.9%	28.6	20.5%	6.9	24.1%
Total reportable operating segments	94.3	24.9%	81.8	26.9%	12.5	15.3%
Other	(2.1)	N.M.	(2.4)	N.M.	0.3	N.M.
Unallocated Corporate	(7.6)	(2.0%)	(5.6)	(1.8%)	(2.0)	35.7%
Consolidated	$84.6	22.3%	$73.8	24.2%	$10.8	14.6%

	Nine Months Ended
	February 28,				Change
		% of		% of
	2026	Net Sales	2025	Net Sales	$	%
Building Products	$171.8	27.9%	$141.6	30.7%	$30.2	21.3%
Consumer Products	66.9	17.0%	61.9	16.5%	5.0	8.1%
Total reportable operating segments	238.7	23.6%	203.5	24.3%	35.2	17.3%
Other	(5.1)	N.M.	(3.3)	N.M.	(1.8)	N.M.
Unallocated Corporate	(21.3)	(2.1%)	(20.3)	(2.4%)	(1.0)	4.9%
Consolidated	$212.3	21.0%	$179.9	21.5%	$32.4	18.0%

Quarterly Comparison

Building Products – Adjusted EBITDA was $58.8 million, an increase of $5.6 million, or 10.5% compared to the prior year quarter, driven by the impact of higher net sales, partially offset by lower overall contributions of equity income.

Consumer Products – Adjusted EBITDA was $35.5 million, an increase of $6.9 million, or 24.1% over the prior year quarter, primarily driven by the impact of higher net sales and gross margin improvement, partially offset by higher SG&A. Adjusted EBITDA in the prior year quarter was negatively impacted by $1.1 million of bad debt expense related to a customer bankruptcy.

Other – Adjusted EBITDA increased $0.3 million compared to the prior year quarter, as higher equity earnings from Workhorse offset lower equity earnings from SES.

Unallocated Corporate – Unallocated SG&A increased $2.0 million, or 35.7%, from the prior year quarter, primarily driven by higher profit sharing and bonus accruals.

Year-to-Date Comparison

Building Products – Adjusted EBITDA was $171.8 million in the current year period, an increase of $30.2 million, or 21.3%, over the prior year period. The increase was driven by higher overall volumes and the impact of acquisitions, which contributed $9.0 million of adjusted EBITDA in the current year period, partially offset by lower overall contributions of equity income.

Consumer Products – Adjusted EBITDA increased $5.0 million, or 8.1%, from the prior year period, as the impact of higher average selling prices was partially offset by lower overall volume, higher conversion costs, and higher SG&A.

Other – Adjusted EBITDA decreased $1.8 million compared to the prior year period, driven by lower contributions of equity earnings from the SES joint venture.

Unallocated Corporate – Unallocated SG&A increased $1.0 million, or 4.9%, from the prior year period, primarily driven by higher profit sharing and bonus accruals.

Liquidity and Capital Resources

During the current year period, we generated $154.5 million of cash from operating activities, invested $39.4 million in property, plant and equipment, and spent approximately $303.4 million to acquire 100% of the outstanding equity interests in Elgen and LSI, and the propane and distribution assets of Hydrostat. Additionally, we paid $25.3 million to repurchase 450,000 common shares and paid dividends of $27.5 million on the common shares during the current year period.

The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
	February 28,
	2026	2025
Net cash provided by operating activities	$154.5	$147.3
Net cash used by investing activities	(343.9)	(115.1)
Net cash used by financing activities	(54.7)	(53.6)
Decrease in cash and cash equivalents	(244.1)	(21.4)
Cash and cash equivalents at beginning of period	250.1	244.2
Cash and cash equivalents at end of period	$6.0	$222.8

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $495.2 million of borrowing capacity available to be drawn as of February 28, 2026.

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

Net cash provided by operating activities was $154.5 million during the current year period, up $7.2 million over the prior year period as higher net earnings in the current year period was partially offset by a $7.5 million decrease in distributions received from unconsolidated affiliates.

Investing Activities

Net cash used by investing activities was $343.9 million during the current year period compared to $115.1 million from the prior year period. Net cash used by investing activities during the current year period was driven primarily by cash paid to acquire the outstanding equity interests in Elgen and LSI, and capital expenditures, including $18.5 million related to ongoing facility modernization projects.

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

Financing Activities

Net cash used by financing activities was $54.7 million during the current year period, compared to $53.6 million in the prior year period. During the current year period, we paid $25.3 million to repurchase 450,000 common shares and paid dividends of $27.5 million on the common shares.

Common shares – On March 24, 2026, the Board declared a quarterly dividend of $0.19 per common share payable on June 29, 2026, to shareholders of record at the close of business on June 15, 2026.

On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares. As of February 28, 2026, 4,915,000 common shares remained available for repurchase under this authorization. The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of February 28, 2026, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. We had $4.8 million outstanding under the Credit Facility as of February 28, 2026, leaving $495.2 million available for future use.

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

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually and in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the current year period that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share purchases for purposes of the following table. However, those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The total number of common shares purchased, as indicated in the table below, includes (1) common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares and (2) common shares repurchased as part of publicly announced plans or programs.

				Maximum Number of
			Total Number of Common	Common Shares that
	Total Number of	Average Price	Shares Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
December 1-31, 2025	2,143	$52.79	-	5,015,000
January 1-31, 2026	100,338	53.74	100,000	4,915,000
February 1-28, 2026	-	-	-	4,915,000
Total	102,481	$53.72	100,000

——————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 24, 2021, the Board authorized the repurchase of up to 5,618,464 common shares without a fixed expiration date. The common shares available for repurchase under the authorization currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately-negotiated transactions.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the current year quarter, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2026 and May 31, 2025; (ii) Consolidated Statements of Earnings for the three and nine months ended February 28, 2026 and February 28, 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2026 and February 28, 2025; (iv) Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2026 and February 28, 2025 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: April 9, 2026	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)