Form 10-K
period 2026-05-31
WORTHINGTON ENTERPRISES, INC.
filed 2026-07-30
CIK 108516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of the common shares on the New York Stock Exchange on November 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,751,131,672. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares (the only common equity of the registrant) outstanding, as of July 23, 2026, was 48,934,416.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on September 22, 2026, are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

i

DEFINED TERMS

References in this Form 10-K to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-K, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AI	Artificial intelligence
AICPA	American Institute of Certified Public Accountants
AOCI	Accumulated other comprehensive income (loss)
ASC 606	ASU 2014-09, Revenue from Contracts with Customers
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
CIO	Chief Information Officer
CISO	Chief Information Security Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
CPI	Consumer Price Index
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders maturing on September 27, 2028
Distribution

The pro-rata distribution of all outstanding shares of Worthington Steel whereby each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one common share of Worthington Enterprises held as of the Record Date.

DIY	Do-it-yourself
DMI	Dodge Momentum Index
Elgen	Elgen Manufacturing Company, Inc.
EPS	Earnings per common share
Equity income	Equity in net income of unconsolidated affiliates
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIN 48	ASC 740-10, the provision formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
Form 10-K	Our Annual Report on Form 10-K for fiscal 2026
fiscal 2023	Our fiscal year ended May 31, 2023
fiscal 2024	Our fiscal year ended May 31, 2024
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2026	Our fiscal year ended May 31, 2026
fiscal 2026 acquired businesses	Fiscal 2026 acquired businesses include Elgen, LSI, and certain assets of Hydrostat, Inc.
GAAP	U.S. generally accepted accounting principles
GDP	Gross domestic product
GDPR	General Data Protection Regulation of the European Union
Gerstenslager Plan	The Gerstenslager Company Bargaining Unit Employees’ Pension Plan
GTI	General Tools & Instruments Company LLC
Halo	WH Products, LLC
Hexagon Composites	Hexagon Composites ASA, which is traded on the Euronext Oslo as HEX
Hexagon Purus	Hexagon Purus ASA, which is traded on the Euronext Oslo as HPUR
HPG	Halo Products Group, LLC
HMI	The National Association of Home Builders/Wells Fargo Housing Market Index
HVAC	Heating, ventilation, and air conditioning
IRS	U.S. Internal Revenue Service
LPG	Liquified Petroleum Gas
LIRA	Leading Indicator of Remodeling Activity
LSI	LSI Group, LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful

Term	Definition
New Senior Notes	Collectively, the New Series A Senior Note and the New Series B Senior Notes
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

NOL	Net operating loss
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OECD	Organisation for Economic Co-operation and Development
Original Senior Notes	Collectively, the Original Series A Senior Note and the Original Series B Senior Notes
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

OSHA	U.S. Occupational Safety and Health Administration
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
Record Date	Close of business on November 21, 2023
Ragasco	Ragasco AS
ROU	Right of use
SEC	U.S. Securities and Exchange Commission
SES	Sustainable Energy Solutions
Securities Act	Securities Act of 1933, as amended
Separation	The separation of our steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
Simple SOFR	Simple Secured Overnight Financing Rate
special PSA	Special award of common shares subject to performance-based and time-based vesting restrictions
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
Worthington Steel Credit Facility	Worthington Steel’s $550,000,000 senior secured revolving credit facility with a group of lenders
2026 Annual Meeting	The Annual Meeting of Shareholders of Worthington Enterprises to be held on September 22, 2026
2026 Proxy Statement	The definitive Proxy Statement of Worthington Enterprises relating to the 2026 Annual Meeting
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

Adjusted earnings per diluted share from continuing operations (“adjusted EPS from continuing operations - diluted”) is defined as adjusted net earnings from continuing operations divided by diluted weighted-average common shares outstanding for the applicable period.

Adjusted EBIT is defined as net earnings before interest and taxes, excluding the items listed below, as well as other items management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations.

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

Adjusted annual ETR is defined as adjusted income tax expense divided by adjusted earnings before income taxes (excluding non-controlling interest). Adjusted ETR excludes the items listed below, as well as other items management believes are not associated with income tax expense of ongoing operations.

During fiscal 2026, we updated our definition of these non-GAAP financial measures to exclude the amortization expense associated with the step-up of inventory to fair market value for acquired businesses, as discussed further below. Previously reported results have been restated to conform with the new definition.

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
•
Non-cash losses in miscellaneous expense are excluded due to their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance.
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

Consolidated Results – Adjusted Earnings per Share – Diluted and Additional non-GAAP Results

The following provides a reconciliation of these non-GAAP financial measures from their most comparable GAAP measure for the three most recent fiscal years.

	Fiscal 2026
				Net
		Earnings		Earnings	EPS from
		Before	Income	from	Continuing	Effective
	Operating	Income	Tax	Continuing	Operations	Tax
	Income	Taxes	Expense	Operations (1)	− Diluted (1)	Rate (1)
GAAP	$76,209	$201,348	$46,313	$156,085	$3.14	22.9%
Amortization of inventory step-up (2)	5,151	5,151	(1,209)	3,942	0.08
Restructuring and other expense, net (3)	7,100	7,100	(1,425)	5,675	0.12
Non-cash losses in miscellaneous expense, net (4)	-	3,925	(229)	3,696	0.07
Discrete tax item (5)	-	-	(1,837)	(1,837)	(0.04)
Non-GAAP	$88,460	$217,524	$51,013	$167,561	$3.37	23.3%

	Fiscal 2025
				Net
		Earnings		Earnings	EPS from
	Operating	Before	Income	from	Continuing	Effective
	Income	Income	Tax	Continuing	Operations	Tax
	(Loss)	Taxes	Expense	Operations (1)	− Diluted (1)	Rate (1)
GAAP	$(10,715)	$128,809	$33,839	$96,053	$1.92	26.1%
Amortization of inventory step-up (2)	1,477	1,477	(350)	1,127	0.02
Impairment of long-lived assets (3)	50,813	50,813	(10,387)	40,426	0.81
Restructuring and other expense, net (3)	10,524	10,524	(796)	9,728	0.19
Non-cash losses in miscellaneous expense, net (4)	-	5,000	-	5,000	0.10
Non-recurring loss in equity income (6)	-	3,387	(801)	2,586	0.05
Non-GAAP	$52,099	$200,010	$46,173	$154,920	$3.09	23.0%

	Fiscal 2024
				Net
		Earnings		Earnings	EPS from
	Operating	Before	Income	from	Continuing	Effective
	Income	Income	Tax	Continuing	Operations	Tax
	(Loss)	Taxes	Expense	Operations (1)	− Diluted (1)	Rate (1)
GAAP	$(73,459)	$74,007	$39,027	$35,243	$0.70	52.6%
Amortization of inventory step-up (2)	50	50	(12)	38	-
Corporate costs eliminated at Separation	19,343	19,343	(4,643)	14,700	0.29
Impairment of goodwill and long-lived assets (3)	32,975	32,975	-	32,975	0.65
Restructuring and other expense, net (3)	29,327	29,327	(4,737)	24,590	0.49
Separation costs	12,705	12,705	(3,049)	9,656	0.19
Non-cash losses in miscellaneous expense (4)	-	19,180	(1,922)	17,258	0.34
Loss on extinguishment of debt	-	1,534	(368)	1,166	0.02
Non-recurring loss in equity income (6)	-	(1,740)	418	(1,322)	(0.02)
One-time tax effects of Separation	-	-	9,197	9,197	0.18
Non-GAAP	$20,941	$187,381	$44,143	$143,501	$2.84	23.5%

Consolidated Results - Adjusted EBITDA from Continuing Operations

	2026	2025	2024
Net earnings from continuing operations (GAAP)	$155,035	$94,970	$34,980
Plus: net loss attributable to noncontrolling interest	1,050	1,083	263
Net earnings attributable to controlling interest	156,085	96,053	35,243
Interest expense, net	6,248	2,090	1,587
Income tax expense	46,313	33,839	39,027
EBIT (7)	208,646	131,982	75,857
Amortization of inventory step-up (2)	5,151	1,477	50
Corporate costs eliminated at Separation	-	-	19,343
Impairment of goodwill and long-lived assets (3)	-	50,813	32,975
Restructuring and other expense, net (3)	7,100	10,524	29,327
Separation costs	-	-	12,705
Non-cash losses in miscellaneous expense, net (4)	3,925	5,000	19,180
Loss on extinguishment of debt	-	-	1,534
Non-recurring (gain) loss in equity income (6)	-	3,387	(1,740)
Adjusted EBIT (7)	224,822	203,183	189,231
Depreciation and amortization	57,272	48,262	48,663
Stock-based compensation (8)	13,734	13,521	13,155
Adjusted EBITDA from continuing operations (non-GAAP)	$295,828	$264,966	$251,049

(1)
Excludes the impact of noncontrolling interest.
(2)
Reflects the amortization of the step-up to fair market value of acquired inventory related to the LSI and Elgen acquisitions in fiscal 2026, the Ragasco acquisition in fiscal 2025, and the Halo acquisition in fiscal 2024.
(3)
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

(4)
Reflects the following non-cash activity within miscellaneous expense, net:
•
A loss of $2,950 incurred during the second quarter of fiscal 2026 in connection with the divestiture of our 49% interest in the composite assets of our SES joint venture on October 16, 2025. In exchange for our interest in the divested assets, we received common shares of both Hexagon Composites and Hexagon Purus.
•
Net unrealized losses of $975 during fiscal 2026 associated with Hexagon Composites and Hexagon Purus.
•
Pre-tax charges of $5,000 and $11,077 during fiscal 2025 and fiscal 2024, respectively, to write down an investment in a note receivable that was determined to be other than temporarily impaired.
•
Pre-tax charges of $8,010 in fiscal 2024 to transfer the pension benefit obligation under the Gerstenslager Plan to third-party insurance companies.
(5)
Reflects the release of a FIN 48 reserve associated with a non-recurring gain recognized in fiscal 2021.
(6)
Includes the following activity within equity income:
•
A non-cash impairment charge of $3,387 at the SES joint venture during fiscal 2025.
•
A net gain of $2,780 associated with the divestiture of the Brazilian operations of Workhorse during fiscal 2024 and the settlement of certain participant balances within the pension plan maintained by WAVE.
(7)
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
(8)
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

Item 1. — Business

Overview

Founded in 1955, we are one of the leading designers and manufacturers of products sold to consumers, primarily through retail channels, in the tools, outdoor living and celebrations market categories as well as a wide array of highly specialized building products that primarily serve customers in the residential and non-residential construction markets, including ceiling suspension systems and light gauge metal framing products, respectively, through our unconsolidated joint ventures, WAVE and ClarkDietrich, as well as wholly-owned and consolidated operations that produce pressurized containment solutions for heating, cooking and cooling applications, among others. Our business strategy is rooted in our people first culture that values our relationships across the spectrum and revolves around products and services that improve everyday life by elevating spaces and experiences. Originally founded as a value-added steel processor, we expanded our offerings to include manufactured metal products organized around attractive end markets under two separate and distinct reportable operating segments: Building Products and Consumer Products.

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

Key Strengths

We believe our established portfolio of market-leading brands positions us well to execute on our growth initiatives and business strategy. Our ability to manufacture at scale and leverage key customer relationships in diverse end markets distinguishes us from our competitors and creates barriers to entry. Our long-standing experience engineering and manufacturing metal and composite products, beginning with our founding as a steel processor in 1955, has given us specialized capabilities in designing and certifying products to meet demanding industry and regulatory standards. We also believe we are well-positioned to capitalize on certain secular trends impacting the markets that we serve, including initiatives that support long-term construction and supply chain investment.

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

The Worthington Business System

Strategic Business Developments

LSI Acquisition: On January 16, 2026, we acquired LSI, one of the largest U.S. manufacturers of standing-seam metal roof clips and retrofit components in the commercial roof market. The purchase price was $206,559, net of cash acquired, including an estimated tax equalization payment of approximately $3,000, subject to customary post-closing adjustments. Refer to “Note P – Acquisitions” for additional information.

Hydrostat Acquisition: On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was $9,300, net of cash acquired, subject to customary post-closing adjustments. Refer to “Note P – Acquisitions” for additional information.

SES Joint Venture: On October 16, 2025, we divested our 49% interest in the composite business of our SES joint venture. In exchange for our divested interest in the composite business, we received common shares of both Hexagon Composites and Hexagon Purus. The transaction aligns the core remaining capabilities of the SES joint venture – primarily Type 1 low-pressure, steel cylinder and storage infrastructure applications – with our long-term strategic priorities. Refer to “Note C – Investments in Unconsolidated Affiliates” and “Note R – Fair Value Measurements” for additional information.

Elgen Acquisition: On June 18, 2025, we acquired Elgen, a leading provider of HVAC components, ductwork, and structural framing used primarily in commercial building applications across North America. The purchase price was $90,734, net of cash acquired. Refer to “Note P – Acquisitions” for additional information.

Segments

Our business is managed and reported under two operating segments that are distinguishable by the nature of the products and services provided: Building Products and Consumer Products. International operations accounted for approximately 12% of consolidated net sales in fiscal 2026, primarily to customers in Europe. Sales to one retail customer accounted for 10% of our consolidated net sales in fiscal 2026.

Refer to the following segment descriptions and “Note O – Segment Data” for a full description of our segments.

Building Products

Our Building Products business is a market-leading provider of critical components in essential categories, including: (i) pressurized containment solutions for heating, cooking, cooling and water applications; (ii) HVAC systems; (iii) metal roofing clips; and (iv), through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products. Product brands within the Building Products portfolio include BPD, CoMet®, Elgen, Logan Stampings, NEXI™, PowerCore™, Ragasco®, Roof Hugger®, Well-X-Trol® and XLite™, among others. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, barbeque grills and recreational vehicle equipment, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks.

We maintain two unconsolidated joint ventures that complement the wholly-owned operations within our Building Products business:

•
WAVE, a 50%-owned joint venture with Armstrong World Industries, Inc., is the largest of the four North American manufacturers of ceiling suspension systems for concealed and lay-in panel ceilings used in the commercial and residential ceiling markets. It competes with the other North American manufacturers and numerous regional manufacturers. WAVE operates seven manufacturing facilities, one each in Georgia, Michigan, and Nevada and two each in California and Maryland.

•
ClarkDietrich, a 25%-owned joint venture with CWBS-MISA, is an industry leader in the manufacture and supply of light gauge steel framing products in the U.S. ClarkDietrich manufactures a full line of drywall studs and accessories, structural studs and joists, metal lath and accessories, shaft wall studs and track, and vinyl and finishing products used primarily in residential and commercial construction. ClarkDietrich operates 15 manufacturing facilities, one each in Connecticut, Georgia, Illinois, Maryland, Missouri, Oklahoma and Canada and two each in California, Florida, Ohio, and Texas.

In fiscal 2026, Building Products generated approximately 62% of our consolidated net sales, compared to 57% and 50% in fiscal 2025 and fiscal 2024, respectively.

Excluding the facilities operated by WAVE and ClarkDietrich, our Building Products segment operates 12 facilities, with two in Indiana, three in Ohio, and one each in Kentucky, Maryland, Minnesota, New Jersey, Rhode Island, Norway and Portugal.

In the U.S. and Canada, our manufactured cylinders and tanks are designed to comply with U.S. Department of Transportation and Transport Canada specifications, as applicable. Outside the U.S. and Canada, cylinders are manufactured according to European specifications, as well as various other international standards. Other products are produced to applicable industry standards including, as applicable, those standards issued by the American Petroleum Institute, the American Society of Mechanical Engineers and UL Solutions.

Building Products operates in the low-pressure LPG cylinder market alongside domestic and foreign competitors, and faces foreign competition in the LPG cylinder, non-refillable refrigerant, and well water and expansion tank markets. We believe that this business holds a leading market share position in the domestic low-pressure cylinder market. In the other cylinder markets, there are several competitors. Building Products generally has a strong competitive position for its industrial, energy, retail and specialty products, but competition varies on a product-by-product basis. Competition for our Building Products operating segment is based upon price, service and quality.

Key End Markets

The key end markets in which our Building Products business competes include the following:

Residential Construction: We sell products for use in single and multi-family housing. Key statistics that indicate market opportunity include existing home sales (a key indicator of renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence.

Non-Residential Construction: Opportunities in this end market come from new construction as well as the renovation of existing buildings. We closely monitor publicly available macroeconomic data and trends that provide insight into non-residential construction market activity, including but not limited to, GDP, office vacancy rates, the ABI, new commercial construction starts, state and local government spending, corporate profits and retail sales. Our revenue from new construction can lag behind construction starts by as much as 24 months. We believe that these statistics, when considered together with this time-lag effect, provide a reasonable indication of our future revenue opportunity from non-residential renovation and new construction.

Repair and Remodel: Our business in this end market is generated primarily from repair and remodel projects on residential homes. We monitor key trends such as interest rates, consumer confidence and spending levels, employment rates, housing affordability, land development costs, the availability of skilled construction labor, the aging housing stock, inflationary pressures, consumer debt/income ratios, mortgage rates and the overall health of the economy. We have a broad range of product offerings that serve the needs of customers, primarily through a variety of retailers. We compete with numerous foreign and domestic manufacturers and distributors of consumer goods, many of which are well-established. Our principal method of meeting competitive challenges in this market is by creating and maintaining leading brands and differentiated products that deliver superior value and performance at a competitive cost.

Consumer Products

Our Consumer Products segment has a diverse product offering in the tools, outdoor living and celebrations categories under market-leading brands that include the following: Balloon Time®, Bernzomatic®, Coleman® (licensed), Garden-Weasel®, General®, Halo®, Hawkeye™, Level5®, Mag-Torch®, Pactool International®, and Worthington Pro Grade™. These product offerings include propane-filled cylinders for torches, camping stoves and other applications, handheld torches, helium-filled balloon kits, specialized hand tools and instruments, drywall tools and accessories and gas grills and pizza ovens sold primarily to mass merchandisers, retailers and distributors. These offerings are used by a diverse customer base, ranging from DIY consumers to professional contractors and trades people across a variety of applications.

In fiscal 2026, Consumer Products generated approximately 38% of our consolidated net sales, compared to 43% and 40% in fiscal 2025 and fiscal 2024, respectively. Within Consumer Products, net sales attributable to our largest customer were approximately 28% in fiscal 2026 and fiscal 2025, and 30% in fiscal 2024.

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

Key End Markets and Product Categories

The key end markets and product categories in which our Consumer Products business competes include the following:

Tools: We sell a variety of tools for both professional and DIY consumers. Our products include hand-held torches, micro torches, lighters, accessories and fuel for constructing, fixing, making and creating; precision and specialty hand, digital and safety tools; and drywall tools and accessories used for finishing and taping, cutting, siding and roofing. Most of our products are sold online and to home centers and other retailers. We closely monitor key market activity, including, but not limited to inflationary pressures, consumer debt/income ratios, consumer spending levels, and activity within the adjacent repair and remodel end market.

Outdoor Living: We compete in the large, growing, and fragmented outdoor living market. We believe growth in the outdoor living market is driven by key trends, centered around enhancing enjoyment while participating in outdoor activities. This includes participation levels and the resilience of consumer demand for product purchases in these categories versus other discretionary categories. The nature of the outdoor activities to which we cater often requires recurring purchases throughout the year, resulting in high rates of repeat purchases and conversion among customers.

Celebrations: Our business in this category is generated primarily from celebration and party-related activities. Our products are available at many convenient locations, including mass retailers, party stores and craft stores. We closely monitor key market activity, including, but not limited to, inflationary pressures, consumer debt/income ratios, and consumer spending levels. Our principal method of meeting competitive challenges in this market is by creating and maintaining leading brands and products that deliver superior value and performance at a competitive cost.

Other Unconsolidated Joint Ventures

In addition to ClarkDietrich and WAVE, we have two other unconsolidated joint ventures, both of which are reported within Other.

•
SES, a 49%-owned joint venture with Hexagon Composites, focused on high-pressure storage systems for industrial gases, hydrogen and compressed natural gas infrastructure primarily in Europe. This joint venture operates one facility in Austria.

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

Sources and Availability of Raw Materials

The most important raw materials we purchase are steel, aluminum, copper, and propane. We have developed strong relationships with our suppliers, who provide the materials we need, meet our quality and service requirements, and are able to offer competitive terms with regard to pricing, delivery, and volumes purchased. We are not dependent upon any one source for the raw materials used in our manufactured products.

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

Our commitment to corporate responsibility and sustainability includes putting people first by providing a supportive and inclusive environment built on a culture of engagement, and by working together to ensure the health and safety of our employees. At the corporate level, we maintain a fully dedicated department responsible for best-in-class environmental, health and safety initiatives and best practices across our organization. Two of our facilities hold ISO 14001 certifications, a highly recognized global standard for an effective Environmental Management System and our remaining facilities are managed to similar standards.

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

Human Capital Management

As of May 31, 2026, we had approximately 3,800 employees and our unconsolidated joint ventures employed approximately 2,400 additional individuals. Approximately 9% of the individuals in those two groups are represented by collective bargaining units. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

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

Risks Related to Our Business and Operations

Economic or Industry Downturns and Weakness

Our net sales are heavily concentrated in the consumer products and construction end markets, including residential and non-residential construction, and repair and remodel, and a decline in those end markets may have an adverse impact on our results of operations and cash flows. The consumer products and construction industries account for a significant portion of our net sales, and reduced demand from these industries could adversely affect our business. A downturn in the general economy, a disruption in capital and credit markets, high inflation, high unemployment, reduced consumer confidence or other factors, could cause reductions in demand from our end markets in general and, in particular, the consumer products and construction end markets. If demand for the products we sell to the end markets which we supply were to be reduced, our sales, financial results and cash flows could be negatively affected.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our businesses. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our businesses. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our businesses.

Raw Material Pricing and Availability

Our operating results may be adversely affected by continued volatility in steel prices. Over the past several years, steel prices have experienced significant volatility driven by supplier consolidation, trade policy developments, and global macroeconomic conditions. More recently, an evolving tariff environment has been a particularly significant driver of domestic steel pricing, as reduced access to competitively priced imported steel has contributed to unpredictable domestic price levels. If steel prices or other raw material prices were to decrease, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased. This could result in losses or a write-down of the value of our inventory, and our financial results could be adversely affected.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. Our businesses also utilize aluminum, propane, copper and other materials. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, high inflation, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, pandemics, international conflicts, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coal and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. To manage our exposure to market risk, where possible, we match our customer pricing terms to the pricing terms offered to us by our suppliers in order to minimize the impact of market fluctuations on our margins. However, should our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

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

Many of our key end markets, such as residential and non-residential construction, repair and remodel, general consumer, and outdoor living are influenced by consumer spending, interest rates, and broader economic conditions. Many of our key end markets can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our end markets, which can change as the result of changes in the general U.S. or global economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our businesses and results of operations.

Sales conflicts with our customers and/or suppliers may adversely impact us. In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. Such conflicts may strain our relationships with the parties involved, which could adversely affect our future business with them.

The closing or idling of steel manufacturing facilities could have a negative impact on us. As steel makers have reduced their production capacities by closing or idling production lines, whether due to geopolitical conflict or otherwise, the number of facilities from which we can purchase steel, in particular certain specialty steels, has decreased. Accordingly, if delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our businesses.

The loss of key supplier relationships could adversely affect us. Over the years, we have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the cost, quality and availability of our products or raw materials, which could have a negative impact on our businesses. If, in the future, we are unable to obtain sufficient amounts of raw materials at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these materials from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

We face intense competition which may cause decreased demand, decreased market share and/or reduced prices for our products and services, which could have an adverse effect on our financial results. Our businesses operate in industries that are highly competitive and have been subject to increasing consolidation of customers. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of domestic and foreign competitors in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Competition may also be based on product innovation, breadth of product offering, and service levels. If we fail to develop, source or commercialize new or enhanced products and solutions, or if competitors are more successful in doing so, our market position and financial results could be adversely affected. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our businesses and financial results. Depending on a variety of factors, including raw material, energy, labor and capital costs, freight availability, government control of foreign currency exchange rates and government subsidies of foreign steel producers or competitors, our businesses may be materially adversely affected by competitive forces. Competition may also increase if suppliers to our customers begin to more directly compete with our businesses through new facilities, acquisitions or otherwise. As noted above, we can have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our businesses and financial results.

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

Pandemics and Other Public Health Emergencies

Pandemics, epidemics and other public health emergencies in the future, could have a material adverse effect on our business financial position, results of operations and cash flows. Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies. The impacts of public health emergencies may include, without limitation, potential significant volatility or continued decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related volatility in the financial and commodity markets, including volatility in raw material and other input costs. Future disruption to the global economy, as well as to the end markets our business serves, could result in material adverse effects on our business, financial position, results of operations and cash flows.

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

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our financial results. Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, and we are subject to risks associated with doing business internationally. We have wholly-owned facilities in Portugal and Norway, and joint venture facilities in Austria and are active in exploring other foreign opportunities. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations and have had significant negative impacts on our business. Refer to the “General Economic or Industry Downturns and Weakness” risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

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

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. For the five-year period ended May 31, 2026, our total capital expenditures, including acquisitions and investment activity, were approximately $727,035. Additionally, as of May 31, 2026, we were obligated to make aggregate operating and financing lease payments of $54,124 and $9,515, respectively, under lease agreements. Our businesses also require expenditures for maintenance of our facilities. We currently believe that we have adequate resources (including cash and cash equivalents, cash provided by operating activities, and availability under the Credit Facility) to meet our cash needs for normal operating costs, capital expenditures, debt repayments, dividend payments, future acquisitions and working capital for our existing businesses. However, given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

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

The loss of senior management or other key employees, or effective succession planning strategies may have a material adverse impact on our business. We cannot ensure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. The loss of any member of our management team and the failure to find qualified replacements and effectively transition any successors could adversely impact our business and operations. We have not entered into any formal employment contracts with or other stand-alone change in control agreements relative to our executive officers. However, we do have certain change in control provisions in our various compensation plans. We may modify our management structure from time to time or reduce our workforce, which may create marketing, operational and other business risks.

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

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Our sales are generally strongest in the third and fourth quarters of our fiscal year for both the Building Products and Consumer Products operating segments. In Building Products, this seasonality is generally driven by weather conditions, customer business cycles, and the timing of renovation and new construction projects, while in Consumer Products, it is driven by our facilities performing at seasonal peaks, matching consumer demand. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under the documents governing our indebtedness. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

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

General Risks

General Economic or Industry Downturns and Weakness

Demand in portions of our end markets is cyclical and weakness or downturns in the general economy or certain industries could have an adverse effect on our business. If the domestic or global economies, or certain industry sectors of those economies that are key to our sales, contract or deteriorate, it could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial conditions.

Volatility in the U.S. and worldwide capital and credit markets could impact our end markets and result in negative impacts on demand, increased credit and collection risks and other adverse effects on our businesses. The domestic and worldwide capital and credit markets have experienced periods of significant volatility, disruptions and dislocations with respect to price and credit availability. Geopolitical conflicts, high inflation and rising or volatile interest rates have contributed to disruption in world financial markets and increased volatility in U.S. capital markets, which presents risks to us, our customers and our suppliers, and there is no guarantee that the credit markets or liquidity will not become restricted in the future. Stricter lending standards may make it more difficult and costly for some firms to access the credit markets. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained, and this risk could be exacerbated by future deterioration in our credit ratings. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could restrict our ability to borrow money on acceptable terms in the credit markets and potentially affect our ability to draw on the Credit Facility. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible for our suppliers and customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our suppliers’ ability to produce the materials we need for our operations and our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

Risk Management and Strategy

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

We maintain processes designed to assess, identify and manage material risks from cybersecurity threats to our information, information systems, manufacturing operations and business processes. Our cybersecurity program is designed to safeguard against an evolving threat landscape through effective identification, prevention, detection, response and recovery processes. Our cybersecurity risk management processes include frequent assessment of our top cybersecurity risks and mitigations. We have a comprehensive cybersecurity program which includes risk management designed to protect the confidentiality, integrity and availability of our information systems and maintain compliance.

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

We use cybersecurity technologies and internal and third-party security operations capabilities to monitor for, detect and respond to potential unauthorized activity. These capabilities include, among other things, firewalls, intrusion detection systems, endpoint protection, continuous monitoring and other security tools. Our threat and vulnerability management processes may include vulnerability scanning, penetration testing, patch management, risk-based remediation tracking and periodic testing by independent third parties. Given the nature of our manufacturing operations, our cybersecurity risk management processes also consider risks to operational technology, manufacturing systems, business continuity, production availability and supply chain operations.

Our incident response process includes procedures for escalating cybersecurity events to appropriate members of management, including information technology, cybersecurity, legal, finance, internal audit, risk management and other business leaders, as appropriate. Depending on the nature and significance of an event, the process also provides for escalation to executive management, the Audit Committee and the Board, and for consideration of disclosure, regulatory, law enforcement, customer, supplier or other external notification obligations. Incident response exercises are performed using our response and ransomware playbooks to support our readiness to respond to cybersecurity events.

We have a risk management program for critical third-party vendors and service providers that is designed to identify and assess cybersecurity risks from external sources. This program may include review of vendors, suppliers, cloud-based platforms, SaaS providers and other service providers that access, process or store company data or support critical business processes. These processes may include security questionnaires, contractual security requirements, review of System and Organization Controls reports or other independent assurance reports, access reviews and ongoing monitoring based on the nature and risk profile of the relationship.

We maintain an AI governance process designed to evaluate proposed AI use cases, including potential cybersecurity, privacy, data protection, intellectual property, legal and compliance risks. This process includes review of certain AI technologies before deployment and consideration of safeguards related to sensitive Company information and third-party AI tools.

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

Governance

The Audit Committee has primary responsibility for oversight of cybersecurity matters. The Audit Committee receives quarterly updates on compliance and cybersecurity from the CIO and CISO. These updates cover a range of topics, including the performance of our cybersecurity program against established goals and external standards, insights into the evolving cybersecurity landscape, current events and recent cybersecurity threats, and enhancements to our cybersecurity program.

The CIO has extensive leadership experience spanning 25 years in the areas of information technology, project management, and business applications, including within manufacturing environments. The CISO is responsible for overseeing our cybersecurity risk management program, in coordination with the CIO and our other business leaders, including in the legal, internal audit, finance and risk management departments. The CISO has extensive cybersecurity knowledge and skills gained from over 25 years of technical and business experience in the cybersecurity and information security fields. The CISO reports directly to the CIO who in turn reports directly to the CEO. The CISO receives reports from a variety of sources on cybersecurity threats on an ongoing basis and, regularly reviews risks to identify and mitigate data protection and cybersecurity risks. The CISO and CIO also work closely with our legal department to oversee compliance with applicable legal, regulatory and contractual security requirements.

Management's cybersecurity governance includes cross-functional participation from cybersecurity, information technology, legal, finance, internal audit, risk management and business leadership. This cross-functional process supports assessment of cybersecurity risks, prioritization of remediation activities, review of significant incidents and consideration of potential disclosure implications. During fiscal 2026, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect us or our strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

Item 2. — Properties

Our principal corporate offices are located in an owned building in Columbus, Ohio, which also houses the principal corporate offices of our operating segments. We also own three facilities in Columbus, Ohio used for administrative and medical purposes. At May 31, 2026, including our consolidated and unconsolidated joint ventures, we owned or leased more than 4,000,000 square feet of space for operations, most of which is dedicated to manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs. All of the locations we operate facilitate manufacturing and/or distribution activities.

Operating Segments

Operating Segment	Location	Number of facilities	Leased	Owned

Building Products	Indiana (2), Kentucky, Maryland, Minnesota, New Jersey, Norway, Ohio (3), Portugal, Rhode Island	12	5	7
Consumer Products	Kansas (2), New Jersey, Wisconsin	4	2	2
	Total	16	7	9

Consolidated Joint Venture

Joint Venture	Location	Number of facilities	Leased	Owned
Halo	Kentucky	1	1	-
	Total	1	1	-

Unconsolidated Joint Ventures

Joint Venture	Location	Number of facilities	Leased	Owned
ClarkDietrich	California (2), Canada, Connecticut, Florida (2), Georgia, Illinois, Maryland, Missouri, Ohio (2), Oklahoma, Texas (2)	15	13	2
SES	Austria	1	-	1
WAVE	California (2), Georgia, Maryland (2), Michigan, Nevada	7	5	2
Workhorse	Minnesota, South Dakota, Tennessee	3	3	-
	Total	26	21	5

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

Supplemental Item — Information about the Executive Officers of Worthington Enterprises

The following table lists the names, ages, positions and term of present office of the individuals serving as executive officers of Worthington Enterprises as of July 30, 2026.

Name	Age	Position(s) with the Registrant	Present Office Held Since
Joseph B. Hayek	54	President & Chief Executive Officer	2024
Colin J. Souza	38	Vice President & Chief Financial Officer	2024
James R. Bowes	43	President – Building Products	2023
Kevin J. Chan	44	Vice President – Corporate Controller	2023
Patrick J. Kennedy	45	Vice President – General Counsel and Secretary	2021
Steven M. Caravati	44	President – Consumer Products	2021

Joseph B. Hayek has served as President & CEO of Worthington Enterprises since November 1, 2024. Mr. Hayek served as Executive Vice President and Chief Financial and Operations Officer of Worthington Enterprises from December 2023 to November 2024 and Vice President and Chief Financial Officer from November 2018 to November 2023. Mr. Hayek served as Vice President and General Manager of our oil and gas equipment business unit from March 2017 to November 2018. From April 2014 to March 2017, Mr. Hayek served as Worthington Enterprises’ Vice President – Mergers & Acquisitions and Corporate Development. Prior to joining us, Mr. Hayek served as President of Sarcom, Inc. (n/k/a PCM Sales, Inc.), a value-added IT solutions provider and the largest division of PCM, Inc.

Colin J. Souza has served as Vice President & Chief Financial Officer of Worthington Enterprises since November 1, 2024. From December 2023 to November 2024, Mr. Souza served as Vice President – Finance. Prior to that, he held roles as Manager and then Director of Mergers & Acquisitions and Corporate Development from July 2019 to November 2023. Mr. Souza joined us in 2011 and served in various finance and other capacities until July 2019.

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

PART II

Item 5. — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WOR. As of July 23, 2026, Worthington Enterprises had 5,449 registered shareholders.

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

The following stock performance graph and table compare the cumulative total stockholder return on the common shares with the cumulative total return of the S&P SmallCap 600 Index, the S&P SmallCap 600 Industrials Index, and our peer group for each of the last five fiscal years ended May 31, 2026, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of the common shares.

	5/21	5/22	5/23	5/24	5/25	5/26
Worthington Enterprises, Inc.	$100.00	$71.69	$88.39	$146.47	$153.64	$150.01
S&P SmallCap 600	$100.00	$91.27	$84.65	$101.86	$100.08	$133.43
S&P 600 Industrials Index	$100.00	$93.76	$99.06	$135.38	$138.02	$190.30

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2026, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during fiscal 2026 that were not registered under the Securities Act.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs (1)
March 1-31, 2026	172,943	$52.13	170,000	4,745,000
April 1-30, 2026	183,762	52.21	180,000	4,565,000
May 1-31, 2026	-	-	-	4,565,000
Total	356,705	$52.17	350,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. At May 31, 2026, a total of 4,565,000 common shares remain available for repurchase under the authorization, which is not subject to a fixed expiration date. The common shares available for repurchase under the authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

This MD&A should be read in conjunction with our consolidated financial statements and the related Notes in this Form 10-K. It is intended to provide insight into the financial condition and results of operations to allow investors to view our business from the perspective of management.

Business Overview

We are a market-leading designer and manufacturer of innovative products and services, including manufactured metal products, organized around attractive end markets under two separate and distinct operating segments: Building Products and Consumer Products. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing innovative products and applications, and pursuing strategic investments and acquisitions.

Our Building Products business is a market-leading provider of critical components in essential categories, including: (i) pressurized containment solutions for heating, cooking, cooling and water applications; (ii) HVAC systems; (iii) metal roofing clips; and (iv), through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors.

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

Unallocated Corporate includes certain assets and liabilities (e.g., cash and cash equivalents and public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level, including direct and incremental costs incurred in connection with the Separation but not attributed to discontinued operations in fiscal 2024.

Separation of the Steel Processing Business

On December 1, 2023, we completed the Separation of our former steel processing business into a separate public company in a transaction intended to qualify as tax free to our shareholders, which was accomplished via the Distribution. Worthington Steel is an independent public company trading on the NYSE under the symbol “WS”. Following the Separation, Worthington Industries, Inc. changed its name to Worthington Enterprises, Inc. and its common shares continue trading on the NYSE under the ticker symbol “WOR.” In connection with the Separation, we received a one-time cash dividend of $150.0 million from Worthington Steel, the proceeds of which were used to pay off in full the 2024 Notes. The dividend was funded by cash drawn on the Worthington Steel Credit Facility of $175.0 million immediately prior to the Distribution.

Acquisitions and Divestitures

Fiscal 2026

On January 16, 2026, we acquired LSI, one of the largest U.S. manufacturers of standing-seam metal roof clips and retrofit components in the commercial roof market. The purchase price was $206.6 million, net of cash acquired, including an estimated tax equalization payment of approximately $3.0 million, subject to customary post-closing adjustments. Refer to “Note P – Acquisitions” for additional information.

On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was approximately $9.3 million, net of cash acquired, subject to customary post-closing adjustments. Refer to “Note P – Acquisitions” for additional information.

On October 16, 2025, we divested our 49% interest in the composite business of our SES joint venture. In exchange for our divested interest in the composite business, we received common shares of both Hexagon Composites and Hexagon Purus. The transaction aligns the core remaining capabilities of the SES joint venture – primarily Type 1 low-pressure, steel cylinder and storage infrastructure applications – with our long-term strategic priorities. Refer to “Note C – Investments in Unconsolidated Affiliates” and “Note R – Fair Value Measurements” for additional information.

On June 18, 2025, we acquired Elgen, a leading provider of HVAC parts and components. The purchase price was approximately $90.7 million, net of cash acquired. Elgen began operating as part of Building Products in the first quarter of fiscal 2026. Refer to “Note P – Acquisitions” for additional information.

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

Factors Affecting Revenues

Demand Trends

General Economic Conditions

The U.S. macroeconomic environment during fiscal 2026 was characterized by uneven growth and a resurgence of inflationary pressure that complicated the Federal Reserve's policy path and dampened consumer and business sentiment. GDP expanded at an annualized rate of 1.6% in the first quarter of calendar 2026, meaningfully below the prior-year pace, as gains in government spending and business investment were partially offset by decelerating consumer spending. Inflation reaccelerated through the second half of fiscal 2026, with the CPI rising 4.2% year over year in May 2026, its highest level since April 2023, driven largely by an energy price surge tied to the outbreak of geopolitical conflict in the Middle East in late February 2026. The Federal Reserve, which had reduced the federal funds target range from 4.25% – 4.50% to 3.50% – 3.75% through a series of rate cuts in the second quarter of fiscal 2026, held rates unchanged through fiscal year end as policymakers weighed the resurgence of inflation against continued labor market stability.

We believe these dynamics, including persistent inflationary pressure, an extended pause in monetary easing, and elevated mortgage rates near 6.5%, continued to weigh on consumer and business sentiment throughout fiscal 2026 and may impact new activity across our key end markets entering fiscal 2027. In Building Products, elevated financing costs constrained new construction demand, while geopolitical uncertainty and energy price volatility introduced additional headwinds for contractor and distributor confidence. Within our Consumer Products segment, inflation-driven cost consciousness and elevated interest rates influenced discretionary purchases and contributed to cautious buying patterns. We expect demand within both operating segments to remain uneven in the near term.

Inventory Management

Demand for our products is influenced by the inventory management strategies of our retail and distribution partners. Periods of customer destocking, when our customers reduce their own inventories, can lead to lower order volumes, even when consumer sell-through remains steady. Conversely, customers' restocking can temporarily elevate shipments above underlying end-user demand. As a result, shifts in customers’ inventory levels can meaningfully impact our reported revenue and margin performance, particularly in Consumer Products, where a large volume of products flow through big box retailers.

During fiscal 2026, inventory levels at most key retailer and distributor customers within Consumer Products remained aligned with end-consumer demand, and replenishment activity generally mirrored point-of-sale trends, with no material build-up in our distribution or retail channels. However, Building Products benefited from a load-in effect that began toward the end of fiscal 2025 and continued through the first nine months of fiscal 2026, driven by federal regulations requiring the use of A2L refrigerants in newly manufactured residential and commercial HVAC systems. As contractors, distributors, and dealers positioned inventory to adjust to the regulatory transition, order volumes were temporarily elevated above underlying demand. While this dynamic provided a near-term tailwind throughout most of fiscal 2026, it began to normalize in the fourth quarter, as channel inventories reached desired levels and the transition matured. As new and replacement HVAC systems utilizing A2L refrigerants continue to enter service, we expect the installed base to grow, supporting meaningful long-term opportunities for our business.

End Market Trends

We offer a wide range of products and services to a diverse, primarily domestic, customer base across several end markets, including U.S. residential and non-residential construction, repair/remodel, which collectively drive demand for the Building Products segment. These end markets also drive demand for many of our consumer products sold in the tools and outdoor living categories. Demand for our remaining consumer products, including helium-filled balloon kits sold into the celebrations category, is generally driven by the general health of the consumer, including the macroeconomic and geopolitical conditions discussed above.

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

Conditions across our key end markets remained soft and uneven throughout fiscal 2026, with improvement in some forward-looking indicators offset by continuing weakness in current activity. In residential construction, U.S. private housing starts fell 8.7% year over year in May 2026, reaching an annualized rate of 1.2 million, the lowest monthly pace since May 2020. Authorized housing permits registered 886,000 units on a seasonally adjusted annualized basis in May 2026, below prior-year levels and consistent with the cautious builder posture reflected across the market. The HMI finished the fiscal year at 37 in May 2026, marking 25 consecutive months below the 50-point threshold that signals favorable conditions, as elevated mortgage rates near 6.5% and geopolitical uncertainty continued to suppress buyer demand. In non-residential construction, the ABI registered 44.5 in May 2026, remaining below the 50-point expansion threshold for the 41st consecutive month; billings have not crossed into growth territory since January 2023. The DMI rose 5.9% in May to 275.7, and stood 33.8% above the May 2025 level, driven primarily by data center and healthcare planning activity. While the DMI's sustained elevation signals stronger construction activity in future periods, the gap between planning momentum and current billings reflects a non-residential market still working through a prolonged contraction cycle. Within repair and remodel, the LIRA projected approximately 2.1% year-over-year growth through the first quarter of calendar 2026, decelerating to 1.6% by the fourth quarter and only 0.5% by the first quarter of calendar 2027, reflecting slowing remodeling permit activity and persistently weak housing turnover. We believe near-term demand across our construction-facing end markets will remain constrained by the elevated rate environment, while the strengthening non-residential planning pipeline and recurring purchase patterns are expected to provide support to overall volumes as we enter fiscal 2027.

Factors Affecting Operating Costs

Raw Materials

Our largest raw material expenditures include cold-rolled and hot-rolled steel, propane, propylene, and aluminum. Fluctuations in the prices of these inputs have a direct impact on our cost of goods sold and financial performance.

Steel: Steel is our most significant direct material cost across both Building Products and Consumer Products. During fiscal 2026, hot-rolled steel prices averaged $919 per ton for the fiscal year, compared to approximately $755 per ton in fiscal 2025. Prices entered fiscal 2026 in the mid-$800s per ton and softened through the first half, reaching a low of approximately $808 per ton in September 2025, as demand conditions were relatively subdued. The market shifted meaningfully in the second half of fiscal 2026. Beginning in December 2025, prices rose each successive month, closing May 2026 at approximately $1,081 per ton. Cold-rolled steel prices followed a similar pattern, averaging approximately $1,093 per ton in fiscal 2026, compared to approximately $999 per ton in fiscal 2025, declining through the first half before rising through the balance of the fiscal year consistent with the trend in hot-rolled steel. The expansion of Section 232 tariffs on imported steel from 25% to 50%, effective June 4, 2025, contributed to domestic price appreciation, particularly as the tariff impact worked through the supply chain during the second half of the fiscal year.

Aluminum: Aluminum prices increased substantially in fiscal 2026, reflecting a combination of tightening global supply conditions and the expansion of Section 232 tariffs on aluminum imports, which increased from 25% to 50% effective June 4, 2025. Prices were relatively stable through the first half of fiscal 2026 before accelerating sharply in the second half as the tariff impact worked through the supply chain and global supply constraints intensified. By the end of fiscal 2026, prices had reached levels meaningfully higher than where the year began. These increases affected input costs across aluminum-intensive components, including fuel cylinder valves and other assemblies. Where possible, we mitigated the impact of rising aluminum costs through forward purchasing arrangements and supplier negotiations, though the overall commodity environment remained a headwind throughout the year.

Propane, propylene, and other gases: Propane represented a meaningful offset to higher metal costs during fiscal 2026. Prices softened through most of the fiscal year, reflecting ample domestic supply conditions, before partially recovering in the fourth quarter. Despite the recovery, propane ended the year meaningfully below prior year levels, providing a favorable tailwind to input costs in both Building Products and Consumer Products. Propylene prices also declined during fiscal 2026, driven by abundant Gulf Coast supply and softer downstream demand conditions in North America. A portion of our propane and propylene requirements are secured under fixed-price supply agreements, which limited our exposure to spot price fluctuations during the year. Costs for certain other industrial gases were lower compared to the prior year, providing a margin benefit in select product lines within Consumer Products.

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

Fiscal 2026 Compared to Fiscal 2025

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

	2026	2025	Change
GAAP Financial Measures
Net sales	$1,381.3	$1,153.8	$227.5
Operating income (loss)	76.2	(10.7)	86.9
Earnings before income taxes	201.3	128.8	72.5
Net earnings from continuing operations	155.0	95.0	60.1
Equity income	134.6	144.8	(10.2)
EPS from continuing operations − diluted	3.14	1.92	1.22

Non-GAAP Financial Measures
Adjusted operating income	$88.5	$52.1	$36.4
Adjusted EBITDA from continuing operations	295.8	265.0	30.8
Adjusted EPS from continuing operations − diluted	3.37	3.09	0.28

Net Sales

The following table provides a breakdown of consolidated net sales by operating segment for the periods indicated:

			Change
	2026	2025	$	%
Building Products	$861.5	$654.1	$207.4	31.7%
Consumer Products	519.8	499.7	20.1	4.0%
Consolidated	$1,381.3	$1,153.8	$227.5	19.7%

•
Building Products – Net sales totaled $861.5 million in fiscal 2026, an increase of $207.4 million, or 31.7%, over the prior fiscal year, driven by higher overall volume and the impact of acquisitions, which contributed $121.7 million to net sales in fiscal 2026.

•
Consumer Products – Net sales totaled $519.8 million in fiscal 2026, an increase of $20.1 million, or 4.0%, over the prior fiscal year, as higher average selling prices more than offset the impact of lower overall volume.

Gross profit

			Change
	2026	2025	$	%
Gross profit	$378.3	$319.0	$59.3	18.6%
Gross margin %	27.4%	27.6%

Gross profit was $378.3 million in fiscal 2026, an increase of $59.3 million, or 18.6%, over the prior fiscal year, on higher overall volume, including contributions from our fiscal 2026 acquisitions, and higher average selling prices. While gross profit was up over the prior fiscal year, gross margin was relatively flat as the impact of higher overall volume and higher average selling prices was partially offset by higher amortization of the inventory step-up associated with the LSI and Elgen acquisitions.

SG&A

			Change
	2026	2025	$	%
SG&A	$295.0	$268.4	$26.6	9.9%
Net Sales %	21.4%	23.3%

SG&A increased $26.6 million, or 9.9%, from fiscal 2025, primarily due to the addition of LSI and Elgen. As a percentage of net sales, SG&A was down from 23.3% to 21.4%.

Other Operating Items

	2026	2025	Change
			$	%
Impairment of long-lived assets	$-	$50.8	$(50.8)	N.M.
Restructuring and other expense, net	7.1	10.5	(3.4)	N.M.

•
Impairment activity in fiscal 2025 primarily reflects the non-cash write-down of intangible assets associated with GTI, totaling $50.1 million. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

•
Restructuring and other expense, net in fiscal 2026 consisted primarily of transaction costs related to acquisitions and divestitures, as well as employee severance. Restructuring activity in the prior fiscal year included a $4.5 million increase in the fair value of the contingent liability associated with the Ragasco earnout arrangement, as well as stock-based compensation expense of $2.6 million related to the accelerated vesting of certain equity awards upon the retirement of our former CEO.

Other Non-Operating Items

			Change
	2026	2025	$	%
Miscellaneous expense, net	$(3.2)	$(3.2)	$-	N.M.
Interest expense, net	(6.2)	(2.1)	(4.1)	N.M.

•
Miscellaneous expense, net in fiscal 2026 was driven primarily by the divestiture of our 49% interest in the composite business of our SES joint venture on October 16, 2025, and the related mark-to-market loss on the marketable securities received in exchange for our interest in the divested assets. Miscellaneous expense, net in the prior fiscal year was driven primarily by the write down of an investment in notes receivable that was determined to be other than temporarily impaired, resulting in a pre-tax charge of $5.0 million.
•
Interest expense, net increased $4.1 million over the prior fiscal year due to lower interest income generated from cash on hand and higher average debt levels associated with amounts drawn under the Credit Facility to fund the LSI acquisition.

Equity Income

			Change
	2026	2025	$	%
WAVE (1)	$118.1	$110.1	$8.0	N.M.
ClarkDietrich (1)	21.9	40.8	(18.9)	N.M.
Other (2)	(5.4)	(6.1)	0.7	N.M.
Equity income	$134.6	$144.8	$(10.2)	N.M.

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within Building Products.
(2)
Includes our share of the equity earnings from the Workhorse and the SES joint ventures.

Equity income was down $10.2 million from fiscal 2025, driven by lower contributions from ClarkDietrich, which were down $18.9 million, as continued pricing pressure and an unfavorable shift in project mix led to lower gross profit, partially offset by higher contributions from WAVE, up $8.0 million.

Income Tax Expense

			Change
	2026	2025	$	%
Income tax expense	$46.3	$33.8	$12.5	37.0%
Annual ETR	22.9%	26.1%
Adjusted annual ETR (non-GAAP)	23.3%	23.0%

Income tax expense totaled $46.3 million in fiscal 2026, compared to $33.8 million in the prior fiscal year. The increase was primarily driven by higher pre-tax earnings. The effective tax rate for fiscal 2026 was 22.9%, compared to 26.1% in the prior fiscal year, which was impacted by certain discrete items. On an adjusted basis, the annual effective tax rate was 23.3% in fiscal 2026, compared to 23.0% in the prior fiscal year. Refer to the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-K for additional information regarding our use of non-GAAP financial measures. Refer to “Note M – Income Taxes” for additional information.

Adjusted EBITDA

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

		% of		% of	Change
	2026	Net Sales	2025	Net Sales	$	%
Building Products	$240.3	27.9%	$212.8	32.5%	$27.5	12.9%
Consumer Products	91.2	17.5%	82.7	16.5%	8.5	10.3%
Total reportable segments	$331.5	24.0%	$295.5	25.6%	$36.0	12.2%
Other	(5.4)	N.M.	(2.6)	N.M.	(2.8)	N.M.
Unallocated Corporate	(30.3)	(2.2%)	(27.9)	(2.4%)	(2.4)	8.6%
Consolidated	$295.8		$265.0		$30.8

•
Building Products – Adjusted EBITDA was $240.3 million in fiscal 2026, an increase of $27.5 million, or 12.9%, over fiscal 2025. The increase was driven by higher overall volume and the impact of acquisitions, which contributed $17.6 million of adjusted EBITDA in fiscal 2026, partially offset by a $10.9 million decline in equity income, as lower contributions at ClarkDietrich more than offset higher equity earnings at WAVE.
•
Consumer Products – Adjusted EBITDA totaled $91.2 million in fiscal 2026, an increase of $8.5 million, or 10.3%, compared to the prior fiscal year. The increase was primarily driven by higher gross margin, partially offset by an increase in SG&A.

•
Other – Adjusted EBITDA decreased $2.8 million compared to fiscal 2025, driven by lower contributions of equity earnings from the SES joint venture.
•
Unallocated Corporate – Unallocated SG&A increased $2.4 million, or 8.6%, from fiscal 2025, primarily driven by higher profit sharing and bonus accruals to correspond with improvements in pre-tax earnings.

Fiscal 2025 Compared to Fiscal 2024

For a comparison of our results of operations for fiscal 2025 and fiscal 2024, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2025 Compared to Fiscal 2024” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 30, 2025.

Liquidity and Capital Resources

During fiscal 2026, we generated $226.1 million of cash from operating activities, invested $55.9 million in property, plant and equipment, and spent approximately $304.1 million to acquire 100% of the outstanding equity interests in Elgen and LSI, and the propane and distribution assets of Hydrostat. Additionally, we paid $43.7 million to repurchase 800,000 common shares and paid dividends of $36.9 million on the common shares during fiscal 2026.

	2026	2025	2024 (1)
Net cash provided by operating activities	$226.1	$209.7	$290.0
Net cash used by investing activities	(360.1)	(135.1)	(140.8)
Net cash used by financing activities	(88.3)	(68.8)	(359.9)
(Decrease) increase in cash and cash equivalents	(222.3)	5.8	(210.7)
Cash and cash equivalents at beginning of period	250.0	244.2	454.9
Cash and cash equivalents at end of period	$27.7	$250.0	$244.2

(1)
The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows for fiscal 2024 included the results of discontinued operations. See “Note B – Discontinued Operations” for a summary of significant non-cash items related to discontinued operations.

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, maintenance capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least the next 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity to be drawn as of May 31, 2026.

Although we do not currently anticipate a need, we believe that we could access the financial markets to sell long-term debt or equity securities. However, the continuation of uncertain economic conditions and a high interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so.

We routinely monitor operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. Should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. We may also from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction may or may not be material.

Operating Activities

Certain of our diversified end markets are cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We use operating cash flow and, when appropriate, short-term borrowings to manage normal fluctuations in working capital needs. These needs generally arise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $226.1 million during fiscal 2026, compared to $209.7 million during fiscal 2025, as higher net earnings and lower net working capital requirements (accounts receivable, inventory, and accounts payable) in fiscal 2026 were partially offset by a $13.6 million decrease in distributions received from unconsolidated affiliates.

Investing Activities

Net cash used by investing activities was $360.1 million during fiscal 2026, compared to $135.1 million during fiscal 2025. Net cash used by investing activities during fiscal 2026 was driven primarily by cash paid to acquire the outstanding equity interests in Elgen and LSI, and capital expenditures, including $25.1 million related to ongoing facility modernization projects. Net cash used by investing activities during fiscal 2025 was driven primarily by the acquisition of Ragasco for $95.0 million, including an earnout, and capital expenditures of $50.6 million, partially offset by $11.5 million of proceeds from the sale of 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment on May 29, 2024.

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

Financing Activities

Net cash used by financing activities was $88.4 million during fiscal 2026, compared to $68.8 million in fiscal 2025. During fiscal 2026, we paid $43.7 million to repurchase 800,000 common shares and paid dividends of $36.9 million on the common shares. During fiscal 2025, we paid $30.9 million to repurchase 700,000 common shares and paid dividends of $33.9 million on the common shares.

Long-term debt – We typically use the net proceeds from long-term debt for acquisitions, refinancing of outstanding debt, capital expenditures and general corporate purposes. As of May 31, 2026, we were in compliance with the covenants in our long-term debt agreements. Our long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term borrowings – Our short-term debt agreements do not include ratings triggers or material adverse change provisions. As of May 31, 2026, we were in compliance with the covenants in our short-term debt agreements.

We maintain the $500.0 million Credit Facility that matures on September 27, 2028. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association, or the Overnight Bank Funding Rate. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at May 31, 2026.

As discussed in “Note G – Guarantees,” we had in place $9.2 million in outstanding letters of credit for third-party beneficiaries as of May 31, 2026. No amounts were drawn against these outstanding letters of credit at May 31, 2026, and the fair value of these guaranteed instruments, based on premiums paid, was not material.

Common shares – During fiscal 2026, we declared dividends totaling $0.76 per common share at a quarterly rate of $0.19 per common share. During fiscal 2025, we declared dividends totaling $0.68 per common share at a quarterly rate of $0.17 per common share. Dividends paid on our common shares totaled $36.9 million in fiscal 2026 compared to $33.9 million during fiscal 2025. On June 23, 2026, the Board declared a quarterly dividend of $0.20 per common share for the first quarter of fiscal 2027, a $0.01 per share increase from the previous quarterly rate. The dividend is payable on September 29, 2026 to shareholders of record at the close of business on September 15, 2026.

On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. At May 31, 2026, a total of 4,565,000 common shares remain available for repurchase under the authorization, which is not subject to a fixed expiration date. The common shares may be repurchased under these authorizations from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

For goodwill and indefinite lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If there are no concerns raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities to maintain liquidity and fund operations. The nature and amount of our long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. We manage exposures to interest rates using a mix of fixed and variable rate debt. We use interest rate swap instruments to manage our exposure to interest rate movements. We are subject to interest rate volatility on our Credit Facility to the extent it is utilized. There were no outstanding borrowings under the Credit Facility as of May 31, 2026 or May 31, 2025. While the Credit Facility was utilized during fiscal 2026, average short-term debt levels were immaterial. There were no borrowings under the Credit Facility during fiscal 2025. Therefore, a hypothetical increase of 100 basis points in the benchmark rates would have had an immaterial impact on interest expense, net during fiscal 2026 and no impact during fiscal 2025. See “Note H – Debt” for additional information.

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

We entered into an interest rate swap in March 2014, in anticipation of the issuance of the 2026 Notes. Refer to “Note H – Debt” for additional information regarding the 2026 Notes. The interest rate swap had a notional amount of $150.0 million to hedge the risk of changes in the semi-annual interest payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 12-year fixed-rate debt. Upon pricing of the 2026 Notes, the derivative financial instrument was settled and resulted in a loss of approximately $3.1 million, a significant portion of which was reflected within AOCI in our consolidated statements of equity and was recognized in earnings, as an increase to interest expense, over the life of the related 2026 Notes. On July 28, 2023, we redeemed the 2026 Notes in full and released the then-remaining amount deferred in AOCI associated with this interest rate swap.

Foreign Currency Exchange Risk

The translation of foreign currencies into U.S. dollars subjects us to exposure related to fluctuating foreign currency exchange rates. While derivative financial instruments are not used to manage this risk, we have designated our Euro denominated debt, which was assumed by our U.S. parent company in connection with the deconsolidation of our former Sustainable Energy Solutions operating segment, as a non-derivative hedge of the net investment in our European-based foreign operations in Portugal. We also make use of forward contracts to manage exposure to certain intercompany loans with our foreign affiliates as well as exposure to transactions denominated in a currency other than the related foreign affiliate’s local currency. At May 31, 2026, the difference between the contract and book value of these forward contracts was not material to our consolidated financial position, results of operations or cash flows. A 10% change in the foreign currency exchange rate to the U.S. dollar forward rate is not expected to materially impact our consolidated financial position, results of operations or cash flows. A sensitivity analysis of changes in the U.S. dollar exchange rate on these foreign currency-denominated contracts indicates that if the U.S. dollar uniformly weakened by 10% against all of these foreign currency exposures, the fair value of these forward contracts would not be materially impacted. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. A sensitivity analysis of changes in the foreign currency exchange rates of our foreign locations indicates that a 10% increase in those rates would not have materially impacted our net results. The sensitivity analysis assumes a uniform shift in all foreign currency exchange rates. The assumption that foreign currency exchange rates change in uniformity may overstate the impact of changing foreign currency exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of steel, natural gas, copper, zinc and other raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, copper and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2026. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, copper, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions at May 31, 2026 and 2025 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

	2026	2025
Commodity contracts	$0.3	$0.5
Foreign currency exchange contracts	(0.1)	(6.9)
Total	$0.2	$(6.4)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Enterprises, Inc. and subsidiaries (the Company) as of May 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over equity in net income of unconsolidated affiliates

As discussed in Notes A and C to the consolidated financial statements, the Company has four unconsolidated affiliates as of May 31, 2026, which are recognized using the equity method of accounting. The Company recorded $134,631 thousand of equity in net income of unconsolidated affiliates for the year ended May 31, 2026.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2001.

Cincinnati, Ohio

July 30, 2026

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$27,725	$250,075
Receivables, less allowances of $1,310 and $907, respectively	228,168	215,824
Inventories:
Raw materials	110,536	80,522
Work in process	9,490	9,408
Finished products	87,270	79,463
Total inventories	207,296	169,393
Income taxes receivable	20,016	12,720
Prepaid expenses and other current assets	41,269	37,358
Total current assets	524,474	685,370
Investments in unconsolidated affiliates	118,048	129,262
Operating lease assets	42,888	22,699
Goodwill	500,784	376,480
Other intangible assets, net of accumulated amortization of $106,944 and $88,887, respectively	322,761	190,398
Other assets	28,215	20,717
Property, plant and equipment:
Land	8,732	8,703
Buildings and improvements	136,441	132,742
Machinery and equipment	411,030	372,798
Construction in progress	66,509	33,326
Total property, plant and equipment	622,712	547,569
Less: accumulated depreciation	311,818	277,343
Total property, plant and equipment, net	310,894	270,226
Total assets	$1,848,064	$1,695,152

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except preferred and common share amounts)

	May 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,203	$103,205
Accrued compensation, contributions to employee benefit plans and related taxes	41,728	43,864
Dividends payable	9,814	9,172
Other accrued items	45,832	34,478
Current operating lease liabilities	7,982	6,014
Income taxes payable	867	109
Total current liabilities	221,426	196,842
Other liabilities	56,657	53,364
Distributions in excess of investment in unconsolidated affiliate	105,349	103,767
Long-term debt	305,896	302,868
Noncurrent operating lease liabilities	35,883	17,173
Deferred income taxes, net	95,813	82,901
Total liabilities	821,024	756,915
Shareholders' equity - controlling interest:
Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2026 - 48,684,701 shares, 2025 - 49,236,449 shares	-	-
Additional paid-in capital	311,997	308,608
Accumulated other comprehensive income, net of taxes of $(951) and $(173) at May 31, 2026 and May 31, 2025, respectively	10,906	4,050
Retained earnings	704,137	624,529
Total shareholders' equity - controlling interest	1,027,040	937,187
Noncontrolling interests	-	1,050
Total equity	1,027,040	938,237
Total liabilities and equity	$1,848,064	$1,695,152

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

	Fiscal Years Ended May 31,
	2026	2025	2024
Net sales	$1,381,292	$1,153,762	$1,245,703
Cost of goods sold	1,003,017	834,727	960,684
Gross profit	378,275	319,035	285,019
Selling, general and administrative expense	294,966	268,413	283,471
Impairment of goodwill and long-lived assets	-	50,813	32,975
Restructuring and other expense, net	7,100	10,524	29,327
Separation costs	-	-	12,705
Operating income (loss)	76,209	(10,715)	(73,459)
Other income (expense):
Miscellaneous expense, net	(3,244)	(3,222)	(17,129)
Loss on extinguishment of debt	-	-	(1,534)
Interest expense, net	(6,248)	(2,090)	(1,587)
Equity in net income of unconsolidated affiliates	134,631	144,836	167,716
Earnings before income taxes	201,348	128,809	74,007
Income tax expense	46,313	33,839	39,027
Net earnings from continuing operations	155,035	94,970	34,980
Net earnings from discontinued operations	-	-	82,841
Net earnings	155,035	94,970	117,821
Net (loss) earnings attributable to noncontrolling interests	(1,050)	(1,083)	7,197
Net earnings attributable to controlling interest	$156,085	$96,053	$110,624

Amounts attributable to controlling interest:
Net earnings from continuing operations	$156,085	$96,053	$35,243
Net earnings from discontinued operations	-	-	75,381
Net earnings attributable to controlling interest	$156,085	$96,053	$110,624

Earnings per share - basic:
Continuing operations	$3.18	$1.94	$0.72
Discontinued operations	-	-	1.53
Consolidated	$3.18	$1.94	$2.25

Earnings per share - diluted:
Continuing operations	$3.14	$1.92	$0.70
Discontinued operations	-	-	1.50
Consolidated	$3.14	$1.92	$2.20

Weighted average common shares outstanding - basic	49,073	49,395	49,195
Weighted average common shares outstanding - diluted	49,716	50,131	50,348

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years Ended May 31,
	2026	2025	2024
Net earnings	$155,035	$94,970	$117,821
Other comprehensive income (loss):
Foreign currency translation	7,194	3,250	10,580
Pension liability adjustment, net of tax	95	76	7,273
Cash flow hedges, net of tax	(433)	270	6,497
Other comprehensive income, net of tax	6,856	3,596	24,350
Comprehensive income	161,891	98,566	142,171
Comprehensive (loss) income attributable to noncontrolling interests	(1,050)	(1,083)	7,197
Comprehensive income attributable to controlling interest	$162,941	$99,649	$134,974

See notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per common share amounts)

	Controlling Interest
			Additional
	Common Shares		Paid-in	AOCI	Retained		Noncontrolling
	Shares	Amount	Capital	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2023	48,659,323	$-	$290,799	$(23,179)	$1,428,391	$1,696,011	$125,617	$1,821,628
Net earnings	-	-	-	-	110,624	110,624	7,197	117,821
Other comprehensive income	-	-	-	24,350	-	24,350	-	24,350
Common shares issued, net of withholding tax	853,614	-	(11,399)	-	-	(11,399)	-	(11,399)
Common shares in non-qualified plans	-	-	417	-	-	417	-	417
Stock-based compensation	-	-	19,216	-	-	19,216	-	19,216
Repurchases and retirement of common shares	-	-	-	-	-	-	-	-
Acquisition of Halo	-	-	-	-	-	-	2,397	2,397
Separation of Worthington Steel	-	-	-	(717)	(901,370)	(902,087)	(131,158)	(1,033,245)
Dividends to noncontrolling interests	-	-	-	-	-	-	(1,920)	(1,920)
Cash dividends declared ($0.96) per common share	-	-	-	-	(48,253)	(48,253)	-	(48,253)
Balance at May 31, 2024	49,512,937	$-	$299,033	$454	$589,392	$888,879	$2,133	$891,012
Net earnings (loss)	-	-	-	-	96,053	96,053	(1,083)	94,970
Other comprehensive income	-	-	-	3,596	-	3,596	-	3,596
Common shares issued, net of withholding tax	423,512	-	(4,007)	-	-	(4,007)	-	(4,007)
Common shares in non-qualified plans	-	-	166	-	-	166	-	166
Stock-based compensation	-	-	17,669	-	-	17,669	-	17,669
Repurchases and retirement of common shares, including excise tax	(700,000)	-	(4,253)	-	(26,764)	(31,017)	-	(31,017)
Cash dividends declared ($0.68) per common share	-	-	-	-	(34,152)	(34,152)	-	(34,152)
Balance at May 31, 2025	49,236,449	$-	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237
Net earnings (loss)	-	-	-	-	156,085	156,085	(1,050)	155,035
Other comprehensive income	-	-	-	6,856	-	6,856	-	6,856
Common shares issued, net of withholding tax	248,252	-	(5,948)	-	-	(5,948)	-	(5,948)
Common shares in non-qualified plans	-	-	219	-	-	219	-	219
Stock-based compensation	-	-	14,164	-	-	14,164	-	14,164
Repurchases and retirement of common shares, including excise tax	(800,000)	-	(5,046)	-	(38,818)	(43,864)	-	(43,864)
Cash dividends declared ($0.76) per common share	-	-	-	-	(37,659)	(37,659)	-	(37,659)
Balance at May 31, 2026	48,684,701	$-	$311,997	$10,906	$704,137	$1,027,040	$-	$1,027,040

See notes to consolidated financial statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended May 31,
	2026	2025	2024
Operating activities:
Net earnings	$155,035	$94,970	$117,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,272	48,262	80,704
Impairment of goodwill and long-lived assets	-	50,813	34,377
Provision for (benefit from) deferred income taxes	8,439	(18,439)	2,762
Impairment of investment in note receivable	-	5,000	11,170
Loss on extinguishment of debt	-	-	1,534
Bad debt expense (income)	358	3,158	(450)
Equity in net income of unconsolidated affiliates, net of distributions	5,361	8,769	5,722
Net loss on sale of assets	3,290	277	28,980
Stock-based compensation	13,734	16,186	16,688
Unrealized loss on investment in marketable securities	975	-	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	7,706	(22,261)	50,078
Inventories	(11,557)	11,500	63,596
Accounts payable	3,820	619	(65,401)
Accrued compensation and employee benefits	(1,986)	1,807	468
Other operating items, net	(16,328)	9,083	(58,073)
Net cash provided by operating activities	226,119	209,744	289,976

Investing activities:
Investment in property, plant and equipment	(55,913)	(50,580)	(83,527)
Acquisitions, net of cash acquired	(304,148)	(95,018)	(42,035)
Proceeds from sale of assets, net of selling costs	245	13,455	865
Investment in note receivable	-	-	(14,900)
Investment in non-marketable equity securities, net of distributions	(251)	(2,958)	(2,296)
Excess distributions from unconsolidated affiliate	-	-	1,085
Net cash used by investing activities	(360,067)	(135,101)	(140,808)

Financing activities:
Dividends paid	(36,890)	(33,903)	(56,819)
Repurchase of common shares	(43,710)	(30,883)	-
Proceeds from issuance of common shares, net of tax withholdings	(5,948)	(4,007)	(11,399)
Principal payments on long-term obligations	(1,854)	-	(393,890)
Dividend from Worthington Steel at Separation	-	-	150,000
Distribution to Worthington Steel at Separation	-	-	(218,048)
Net proceeds from short-term borrowings, net of issuance costs	-	-	172,187
Payments to noncontrolling interests	-	-	(1,920)
Net cash used by financing activities	(88,402)	(68,793)	(359,889)

(Decrease) increase in cash and cash equivalents	(222,350)	5,850	(210,721)
Cash and cash equivalents at beginning of year	250,075	244,225	454,946
Cash and cash equivalents at end of year	$27,725	$250,075	$244,225

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

Fiscal Years Ended May 31, 2026, 2025 and 2024

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

The Separation – On December 1, 2023, we completed the Separation of our former steel processing business into an independent publicly traded company, Worthington Steel, on a tax-free basis. Accordingly, the operating results of the former steel processing business are reported as discontinued operations for all periods presented prior to the Separation. All discussion within this Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only our continuing operations unless otherwise noted. In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, including a Trademark License Agreement, both a short-term and long-term Transition Services Agreement, and a Steel Supply and Services Agreement. Transactions governed by these agreements are considered to be related party transactions. See “Note T – Related Party Transactions” for additional information.

Deconsolidation of Sustainable Energy Solutions - On May 29, 2024, we became a noncontrolling equity partner in SES, an unconsolidated joint venture with Hexagon Composites, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. Pursuant to the transaction, Hexagon Composites acquired a 49% stake in the joint venture. Post-closing, we hold a 49%, noncontrolling interest in the joint venture, with the remaining 2% held by members of the existing management team of the joint venture. The joint venture, which combines two of Europe’s market leaders in composite high-pressure storage technology, focuses on capitalizing on the global clean energy transition specific to the storage, transport and distribution of hydrogen and compressed natural gas.

Our 49% noncontrolling interest, which is accounted for under the equity method, does not qualify as a standalone operating segment and therefore will be reported within Other, as discussed further in “Note O – Segment Data.” Additionally, upon closing, our Sustainable Energy Solutions operating segment, as historically operated, is no longer part of our management structure and therefore the financial position and results of operations of this business are presented within Other, on an historical basis, through May 29, 2024.

Our contribution to the SES joint venture consisted of the net assets of the former Sustainable Energy Solutions operating segment. Immediately prior to the contribution, we evaluated the goodwill and long-lived assets. An impairment charge of $32,203, including $14,210 related to goodwill, was recognized when the disposal group met the criteria as assets held for sale in the fourth quarter of fiscal 2024. Upon closing of the transaction, the contributed net assets were deconsolidated, resulting in a loss of $30,502 within restructuring expense, net in our fiscal 2024 consolidated statement of earnings, as summarized below.

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

During fiscal 2026, we divested our 49% interest in the composite business of the SES joint venture, resulting in a loss of $2,950, recorded in miscellaneous expense, net in the consolidated statement of earnings. In exchange for our interest in the divested assets, we received common shares of both Hexagon Composites and Hexagon Purus. Refer to “Note R – Fair Value Measurements” for information regarding the fair value measurement of these common shares.

Our retained minority ownership interest in the SES joint venture is accounted for under the equity method and was recorded at fair value as of the closing date. Our estimate of fair value was based on an enterprise valuation of the net assets of the business. For additional information regarding the fair value of our minority ownership interest in the SES joint venture, refer to “Note R – Fair Value Measurements.”

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

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2026, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Our short-term investments are measured at fair value using the net asset value per share practical expedient, and accordingly, are not classified in the fair value hierarchy. Our cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Receivables - We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. Expected lifetime credit losses on receivables are recognized at the time of origination. We estimate the allowance for credit losses based on the expected future credit losses using the internal historical loss information and observable and forecasted macroeconomic data.

The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic and market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to SG&A. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased $403 during fiscal 2026 to $1,310.

While we believe our allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the end markets where our exposure is greatest, additional reserves may be required.

Inventories - Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. During fiscal 2024, we recorded lower of cost or net realizable value adjustments in cost of goods sold for third-party sourced products whose cost exceeded their net realizable value by approximately $4,600. We believe our inventories were valued appropriately as of May 31, 2026 and May 31, 2025.

Property and Depreciation - Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment over 3 to 20 years. Depreciation expense was $38,938, $34,490 and $36,793 during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Accelerated depreciation methods are used for income tax purposes.

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

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Our policy is to first conduct a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test.

We performed our annual impairment test of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2026. Based on this assessment, we qualitatively concluded that the goodwill associated with our Building Products and Consumer Products reporting units was not impaired. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

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

Stock-Based Compensation - At May 31, 2026, we had stock-based compensation plans for our employees and our non-employee directors as described more fully in “Note K – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in our consolidated statements of earnings over the vesting period based on their grant date fair values. Stock-based payment transactions are classified as equity-settled. Forfeitures are recognized as they occur.

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

For derivatives designated as fair value hedges, gains and losses in fair value are recognized in current period earnings in the same income statement line as the underlying hedged item. For cash flow hedges, gains and losses in fair value are recorded in AOCI and subsequently reclassified into earnings when the hedged item affects earnings. For net investment hedges, gains and losses due to remeasurement are recorded as a foreign currency translation adjustment, a component of AOCI, and are not reclassified in earnings unless the related investment is sold or liquidated. For derivatives not designated as hedges, gains and losses are recognized in earnings immediately, based on the intent and economic exposure of the instrument. Cash flows related to derivative instruments are generally classified as operating activities in our consolidated statements of cash flows. Cash flows associated with net investment hedges are classified based on the nature of the hedging instrument. When a non-derivative instrument such as foreign currency-denominated debt is used, related cash receipts and payments, including proceeds from issuance and principal repayments, are presented within financing activities.

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

When a performance obligation is satisfied before we have an unconditional right to invoice, we record a contract asset. If the right to consideration is unconditional, we record an unbilled receivable. There were no contract assets or unbilled receivables attributable to continuing operations as of May 31, 2026 or 2025.

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

SG&A - SG&A includes selling, marketing, customer service, product management and other administrative functions that do not directly support manufacturing. SG&A also includes depreciation related to non-manufacturing assets. Corporate overhead costs included in SG&A consist of expenses for executive management, accounting, tax, treasury, corporate development, human resources, information technology, investor relations, legal, internal audit, and risk management. Advertising costs are expensed to SG&A as incurred. Advertising expense was $30,437, $28,235, and $29,618 for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Statements of Cash Flows - Supplemental cash flow information was as follows for the prior three fiscal years:

	2026	2025	2024
Interest paid, net of amount capitalized	$12,455	$11,955	$17,644
Income taxes paid, net of refunds	48,614	39,582	81,446

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

Self-Insurance Reserves - We self-insure or retain significant exposure for various risks, including product liability, product recall, cyber liability, pollution liability, workers’ compensation, general liability, property damage, automobile liability, and employee medical claims. To manage our overall loss exposure, we purchase some stop-loss insurance that provides coverage for individual claims exceeding specified deductible thresholds. We maintain reserves for the estimated cost of resolving known claims, including those related to active product recalls or replacement programs, as well as for claims that have been incurred but not yet reported. These estimates are based on actuarial valuations that consider a variety of factors, including historical claim volume and settlement costs, current trends in claim frequency and severity, changes in our operations and workforce, general economic conditions, and other assumptions considered reasonable under the circumstances. Our reserve estimates may be affected if actual claim experience differs materially from these assumptions or historical trends.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures, including expanded statutory-to-effective tax rate reconciliations and disaggregation of income taxes by jurisdiction. Effective May 31, 2026, we retrospectively adopted this guidance, resulting in an impact to our income tax disclosures. Refer to “Note M – Income Taxes” for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands the disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and SG&A, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to only impact our disclosures with no impact on our results of operations, cash flows and financial condition.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of Topic 270 by specifying interim reporting requirements, consolidating required interim disclosures and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The amendments in this ASU are not expected to have a material effect on our results of operations, cash flows or financial condition.

Note B – Discontinued Operations

The following table summarizes the financial results from the discontinued operations of Worthington Steel for fiscal 2024. There were no discontinued operations for fiscal 2025 or fiscal 2026.

Net sales	$1,670,027
Cost of goods sold	1,481,731
Gross profit	188,296
Selling, general and administrative expense	74,908
Impairment of long-lived assets	1,401
Separation costs	18,521
Operating income	93,466
Other income (expense)
Miscellaneous income, net	1,016
Interest expense, net	(3,706)
Equity in net income of unconsolidated affiliate	12,735
Earnings before income taxes	103,511
Income tax expense	20,670
Net earnings	82,841
Net earnings attributable to noncontrolling interest	7,460
Net earnings attributable to controlling interest	$75,381

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

The following table summarizes significant non-cash operating items and capital expenditures related to discontinued operations as presented in the consolidated statements of cash flows for fiscal 2024. There were no discontinued operations during fiscal year 2025 or fiscal year 2026.

Significant non-cash operating items:
Depreciation and amortization	$32,043
Impairment of long-lived assets	1,401
Equity in income of unconsolidated affiliate, net of distributions	(12,735)
Net gain on sale of asset	(412)
Stock-based compensation	3,533
Significant investing activities:
Investment in property, plant and equipment	(33,457)
Acquisitions, net of cash acquired	(21,013)
Significant financing activities:
Net proceeds from short-term borrowings	172,187

Note C – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated affiliates and accounted for using the equity method. At May 31, 2026, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); SES (49%); WAVE (50%); and Workhorse (20%).

On May 29, 2024, we became a noncontrolling equity partner in an unconsolidated joint venture with Hexagon Composites, a leading global manufacturer of Type 4 composite cylinders used for storing gas under high-pressure, by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe for cash consideration of $11,986. Pursuant to the transaction, Hexagon Composites acquired a 49% stake in the joint venture. As a result of the sale, we hold a 49%, noncontrolling interest in the SES joint venture, with the remaining 2% held by members of the existing management team of the joint venture. Immediately prior to the contribution, we evaluated the goodwill and long-lived assets. An impairment charge of $32,203 was recognized when the disposal group met the criteria as assets held for sale in the fourth quarter of fiscal 2024. Refer to “Note A – Summary of Significant Accounting Policies” for additional information.

On October 16, 2025, we divested our 49% interest in the composite business of the SES joint venture, resulting in a loss of $2,950, recorded in miscellaneous expense, net in the consolidated statement of earnings for fiscal 2026. In exchange for our interest in the divested assets, we received common shares of both Hexagon Composites and Hexagon Purus. Refer to “Note R – Fair Value Measurements” for information regarding the fair value measurement of these common shares.

We received distributions from unconsolidated affiliates totaling $139,992, $153,605, and $187,258 in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $105,349 and $103,767 at May 31, 2026 and 2025, respectively. In accordance with the applicable accounting guidance, the negative balances have been reclassified to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account. If our equity balance becomes positive in the future, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned, upon joint venture liquidation or otherwise, the liability balance will be immediately recognized as income.

The WAVE and ClarkDietrich joint ventures are included within the Building Products segment, while the SES and Workhorse joint ventures are reported within Other. The following table presents summarized information regarding the financial position of our unconsolidated affiliates accounted for using the equity method as of May 31:

	2026	2025
WAVE
Current assets	$118,169	$119,776
Noncurrent assets	82,698	90,546
Current liabilities	27,444	27,204
Noncurrent liabilities	381,004	387,302
Equity (deficit)	(207,581)	(204,184)

ClarkDietrich
Current assets	$386,619	$377,854
Noncurrent assets	203,011	192,636
Current liabilities	181,165	165,484
Noncurrent liabilities	36,374	39,963
Equity	372,091	365,042

Other
Current assets	$96,667	$110,518
Noncurrent assets	87,527	102,097
Current liabilities	61,166	52,147
Noncurrent liabilities	66,023	65,593
Equity	57,005	94,875

The following table presents summarized financial information for our unconsolidated affiliates for the fiscal years ended May 31:

	2026	2025	2024
WAVE
Net sales	$518,903	$496,355	$479,153
Gross profit	314,291	300,881	286,228
Operating income	250,608	238,139	225,202
Depreciation and amortization	5,527	5,436	4,926
Interest expense, net	15,414	16,821	17,288
Income tax expense	312	341	267
Net earnings	235,584	221,487	205,976

ClarkDietrich
Net sales	$1,160,669	$1,167,689	$1,308,517
Gross profit	180,593	243,556	326,616
Operating income	86,401	157,375	236,575
Depreciation and amortization	19,324	16,002	15,075
Interest (income) expense, net	(185)	(93)	171
Income tax (benefit) expense	(104)	1,265	2,250
Net earnings	87,506	163,182	239,309

Other
Net sales	$280,198	$329,651	$317,185
Gross profit	21,680	24,745	36,648
Operating (loss) income	(8,404)	(6,249)	26,881
Depreciation and amortization	8,865	9,902	8,974
Interest expense, net	946	1,041	2,417
Income tax expense	395	132	744
Net (loss) earnings	(10,185)	(5,539)	22,952

At May 31, 2026 and 2025, $34,773 and $33,011, respectively, of our consolidated retained earnings represented undistributed earnings of investments accounted for under the equity method.

Note D – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during the prior two fiscal years by reportable operating segment:

			Total
	Building	Consumer	Reportable
	Products	Products	Segments	Other	Total
Balance at May 31, 2024	$65,948	$265,647	$331,595	$-	$331,595
Acquisitions and purchase accounting adjustments(1)	41,639	(237)	41,402	-	41,402
Translation adjustments	3,483	-	3,483	-	3,483
Balance at May 31, 2025	$111,070	$265,410	$376,480	$-	$376,480
Acquisitions and purchase accounting adjustments(1)	118,402	-	118,402	-	118,402
Translation adjustments	5,902	-	5,902	-	5,902
Balance at May 31, 2026	$235,374	$265,410	$500,784	$-	$500,784

(1)
For additional information regarding our acquisitions, refer to “Note P – Acquisitions.”

Accumulated goodwill impairment charges within Other totaled $212,500 as of May 31, 2026 and May 31, 2025, respectively.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. The following table summarizes other intangible assets by class as of the end of the prior two fiscal years:

	2026		2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trade names	$105,081	$-	$83,981	$-
Total indefinite-lived intangible assets	105,081	-	83,981	-
Definite-lived intangible assets:
Patents	$7,000	$642	$-	$-
Trade names	16,374	2,535	8,004	923
Customer relationships	242,200	87,249	149,188	76,027
Non-compete agreements	5,208	3,073	2,708	2,708
Technology know-how	53,842	13,445	35,404	9,229
Total definite-lived intangible assets	324,624	106,944	195,304	88,887
Total intangible assets	$429,705	$106,944	$279,285	$88,887

Amortization expense totaled $17,096, $13,659, and $11,787 in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

2027	$20,618
2028	$20,284
2029	$20,284
2030	$20,284
2031	$19,913

Impairment of Goodwill and Long-Lived Assets

The following section provides additional information on material impairment activity for the periods presented.

Fiscal 2025: During the fourth quarter of fiscal 2025, we determined that an impairment indicator was present for the long-lived assets of the GTI business within the Consumer Products operating segment, primarily due to uncertainties resulting from the imposition of tariffs on imported goods. We determined that intangible assets with a combined carrying amount of $59,711 were impaired and wrote them down to their estimated fair value of $9,661 resulting in a pre-tax impairment charge of $50,050. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections, or 14%. Our projections contain uncertainties as they require us to make assumptions about market comparables, future cash flows, and the appropriate discount rates to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value. The estimated future cash flows reflect our latest assumptions of the financial projections based on the current and anticipated tariff landscape, including estimates of revenue over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. Goodwill was tested separately at the Building Products and Consumer Products reporting unit level and was not impaired.

Fiscal 2024: On May 29, 2024, we became a noncontrolling equity partner in SES, a new unconsolidated joint venture with Hexagon Composites by selling 51% of the nominal share capital of our former Sustainable Energy Solutions operating segment in Europe. The book value of the disposal group exceeded its estimated fair market value (determined using Level 2 inputs), which resulted in the recording of a $32,203 impairment charge. Included in the impairment charge was goodwill with a book value of $14,210, which was deemed fully impaired and written off and long-lived assets with a carrying value of $46,215 which were written down to their estimated fair market value of $28,222.

Note E – Restructuring and Other Expense, Net

Restructuring activities consist of established programs that are intended to fundamentally change our operations. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental operating items associated with our ongoing businesses that are discrete in nature but incremental to our normal business activities.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2026, is summarized below:

	Beginning			Ending
	Balance	Expense	Payments	Balance
Early retirement and severance	$585	$941	$(1,333)	$193
Other restructuring charges (1)	100	5,926	(6,026)	-
	$685	$6,867	$(7,359)	$193
Net loss on sale of assets		233
Restructuring and other expense, net		$7,100

(1)
During fiscal 2026 other restructuring charges consisted primarily of acquisition-related costs such as advisory, legal, and other professional fees.

The total liability as of May 31, 2026 is expected to be paid in the immediately following 12 months.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for fiscal 2025, is summarized below:

	Beginning			Ending
	Balance	Expense	Payments	Balance
Early retirement and severance	$188	$1,993	$(1,596)	$585
Other restructuring charges (1)	-	1,235	(1,135)	100
	$188	$3,228	$(2,731)	$685
Net loss on sale of assets		95
Stock-based compensation (2)		2,665
Change in fair value of Ragasco earnout (3)		4,536
Restructuring and other expense, net		$10,524

(1)
During fiscal 2025, other restructuring charges consisted primarily of acquisition-related costs such as advisory, legal, and other professional fees.
(2)
Reflects non-cash stock-based compensation expense related to the accelerated vesting of certain outstanding equity awards held by our former CEO upon his retirement, effective November 1, 2024.
(3)
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

At May 31, 2026, we had in place $9,204 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2026.

Note H – Debt

The following table summarizes our long-term debt outstanding at May 31, 2026 and 2025:

	2026	2025
2032 Notes	$200,000	$200,000
New Series A Senior Note	42,789	41,643
New Series B Senior Notes	64,125	62,407
Total debt	306,914	304,050
Unamortized discount and debt issuance costs	(1,018)	(1,182)
Total long-term debt	$305,896	$302,868

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2027	$-
2028	-
2029	-
2030	34,977
2031	-
Thereafter	271,937
Total	$306,914

Long-Term Debt

On August 23, 2019, two of our European subsidiaries issued the Original Senior Notes. The Original Series A Senior Note was to be repaid in the principal amount of €30,000, together with accrued interest, on August 23, 2029, with the remaining €6,700 principal amount payable on August 23, 2031, together with accrued interest. The Original Series B Senior Notes were to be repaid in the aggregate principal amount of €23,300, together with accrued interest, on August 23, 2031, with the remaining €31,700 aggregate principal amount payable on August 23, 2034, together with accrued interest. Debt issuance costs of $134 were incurred in connection with the issuance of the Original Senior Notes and have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. In anticipation of the Separation, on November 1, 2023, we amended the interest rate on both the Original Series A Senior Note, from 1.56% to 2.06%, and the Original Series B Senior Notes, from 1.90% to 2.40%. On May 17, 2024, in anticipation of the deconsolidation of our former Sustainable Energy Solutions operating segment, we entered into a Note Purchase and Exchange Agreement in which the holders of the Original Senior Notes agreed to exchange such notes as consideration for Worthington Enterprises to issue the New Senior Notes to the same holders of the Original Senior Notes through a private placement agreement pursuant to the terms of the Note Purchase and Exchange Agreement in the aggregate principal amounts of €36,700 and €55,000, respectively, and upon the same terms as the Original Senior Notes. The debt issuance costs for the New Senior Notes will continue to be amortized, through interest expense, in our consolidated statements of earnings over the same respective terms of the Original Senior Notes. The unamortized portion of the debt issuance costs were $67 and $77 at May 31, 2026 and 2025, respectively.

On July 28, 2017, we issued the 2032 Notes. The 2032 Notes bear interest at a rate of 4.30%. The 2032 Notes were sold to the public at 99.901% of the principal amount thereof, to yield 4.309% to maturity. We used a portion of the net proceeds from the offering to repay amounts outstanding under our revolving credit facility and revolving trade accounts receivable securitization facility in place at that time. We entered into an interest rate swap in June 2017, in anticipation of the issuance of the 2032 Notes. The interest rate swap had a notional amount of $150,000 to hedge the risk of changes in the semi-annual interest rate payments attributable to changes in the benchmark interest rate during the several days leading up to the issuance of the 2032 Notes. Upon pricing of the 2032 Notes, the derivative instrument was settled resulting in a gain of approximately $3,098, which was reflected in AOCI. Approximately $2,116 and $198 were allocated to debt issuance costs and the debt discount, respectively. The debt issuance costs and the debt discount have been recorded on our consolidated balance sheets within long-term debt as a contra-liability. Each will continue to be amortized, through interest expense, in our consolidated statements of earnings over the term of the 2032 Notes. The unamortized portions of the debt issuance costs and the debt discount were $870 and $81, respectively, at May 31, 2026 and $1,011 and $95, respectively, at May 31, 2025.

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

Other Financing Arrangements

We maintain the Credit Facility, a $500,000 multi-year revolving credit facility, which was amended and restated on September 27, 2023, to extend the final maturity from August 20, 2026 to September 27, 2028, while keeping in place $500,000 in committed financing. We have the option to borrow at rates equal to an applicable margin over the Simple SOFR, the Prime Rate of PNC Bank, National Association or the Overnight Bank Funding Rate. The applicable margin is determined by our Total Leverage Ratio. There were no borrowings outstanding under the Credit Facility at May 31, 2026, leaving $500,000 available for use.

Note I – Comprehensive Income (Loss)

OCI: The following table summarizes the tax effects of each component of OCI for the prior three fiscal years:

	2026			2025			2024
	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$6,548	$646	$7,194	$2,297	$953	$3,250	$10,578	$2	$10,580
Pension liability adjustment	120	(25)	95	(83)	159	76	9,603	(2,330)	7,273
Cash flow hedges	(590)	157	(433)	298	(28)	270	8,545	(2,048)	6,497
OCI	$6,078	$778	$6,856	$2,512	$1,084	$3,596	$28,726	$(4,376)	$24,350

AOCI: The components of the changes in AOCI at the end of the prior two fiscal years were as follows:

	Foreign	Pension	Cash
	Currency	Liability	Flow
	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(669)	$(441)	$1,564	$454
OCI before reclassifications	2,297	(83)	689	2,903
Reclassification adjustments to income (1)	-	-	(391)	(391)
Income tax effect	953	159	(28)	1,084
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050
OCI before reclassifications	6,548	120	1,569	8,237
Reclassification adjustments to income (1)	-	-	(2,159)	(2,159)
Income tax effect	646	(25)	157	778
Balance at May 31, 2026	$9,775	$(270)	$1,401	$10,906

(1)
Cash flow hedges – disclosed in “Note Q – Derivative Instruments and Hedging Activities.”

The estimated net amount of the gains recognized in AOCI at May 31, 2026, expected to be reclassified into net earnings within the succeeding 12 months is $484 (net of tax of $131). This amount was computed using the fair value of the cash flow hedges at May 31, 2026, and will change before actual reclassification from OCI to net earnings during fiscal 2027.

Note J – Equity

Preferred Shares: The Worthington Enterprises Amended Articles of Incorporation authorize two classes of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. No preferred shares are issued or outstanding.

Common Shares: On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. At May 31, 2026, 4,565,000 common shares were available for repurchase under the authorization. The repurchase authorization is not subject to a fixed expiration date.

During fiscal 2026, we repurchased 800,000 common shares at an aggregate cost of $43,710. During fiscal 2025, we repurchased 700,000 common shares at an aggregate cost of $30,883. We did not repurchase any common shares as part of publicly announced plans or programs during fiscal 2024.

Common shares in non-qualified plans: Our non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $219, $166 and $417 at May 31, 2026, 2025, and 2024 respectively.

Note K – Stock-Based Compensation

Under our stock-based compensation plans, we may grant incentive or non-qualified stock options, service-based restricted common shares, special PSAs, and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors. We classify share-based compensation expense within SG&A to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 8,558,849 common shares were authorized and available for issuance in connection with our stock-based compensation plans in place at May 31, 2026.

We recognized pre-tax stock-based compensation expense of $13,734 ($10,416 after-tax), $16,186 ($12,107 after-tax) and $16,688 ($14,999 after-tax) under our stock-based compensation plans during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Pre-tax stock-based compensation attributable to continuing operations was $13,155 during fiscal 2024. At May 31, 2026, the total unrecognized compensation cost related to non-vested awards was $26,271, which will be expensed over the next three fiscal years.

The Separation

In connection with the Separation, we adjusted our outstanding share-based awards in accordance with the terms of the Employee Matters Agreement. Adjustments to the underlying shares and terms of outstanding non-qualified stock options, service-based restricted common shares, special PSAs, and performance share awards were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of our pre-Distribution common share price and our post-Distribution common share price.

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

GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant date fair value. We calculate the fair value of our non-qualified stock options using the Black-Scholes option pricing model and certain assumptions. The computation of fair values for all stock options granted in fiscal 2025 and fiscal 2024 incorporates the following assumptions: expected volatility (based on the historical volatility of the common shares); risk-free interest rate (based on the U.S. Treasury strip rate for the expected term of the stock options); expected term (based on historical exercise experience); and dividend yield (based on annualized current dividends and an average quoted price of the common shares over the preceding annual period).

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

	2026 (1)	2025	2024
Granted	n/a	54,200	58,000
Weighted average exercise price, per common share	n/a	$44.38	$68.68
Weighted average grant date fair value, per common share	n/a	$16.38	$25.61
Pre-tax stock-based compensation expense	n/a	$888	$1,485

(1)
No non-qualified stock options were granted during fiscal 2026.

The weighted average fair value of stock options granted in fiscal 2026, fiscal 2025 and fiscal 2024 was based on the following weighted average assumptions:

	2026 (1)	2025	2024
Dividend yield	n/a	1.34%	2.34%
Expected volatility	n/a	36.90%	42.62%
Risk-free interest rate	n/a	3.97%	4.04%
Expected life (years)	n/a	6.0	6.0

(1)
No non-qualified stock options were granted during fiscal 2026.

The following tables summarize our stock option activity for the prior three fiscal years:

	2026		2025		2024
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	421,618	$33.11	520,480	$29.67	573,330	$42.61
Converted to Worthington Steel common shares (1)	-	-	-	-	(61,032)	51.44
Separation related adjustment	-	-	-	-	254,361	-
Granted	-	-	54,200	44.38	58,000	68.68
Exercised	(31,763)	28.28	(151,646)	25.29	(296,664)	31.98
Forfeited	-	-	(1,416)	37.08	(7,515)	45.91
Outstanding, end of year	389,855	$33.51	421,618	$33.11	520,480	$29.67
Exercisable at end of year	359,640	$32.39	360,948	$31.34	400,879	$27.23

(1) Effective as of the Distribution, each outstanding stock option held by a then-current or former employee or service provider of

Worthington Steel was converted into a stock option denominated in the common shares of Worthington Steel.

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Stock	Life	Value
	Options	(In years)	(In thousands)
May 31, 2026
Outstanding	389,855	2.33	$9,075
Exercisable	359,640	1.88	$8,770

May 31, 2025
Outstanding	421,618	3.24	$10,877
Exercisable	360,948	2.37	$9,952

May 31, 2024
Outstanding	520,480	4.11	$14,245
Exercisable	400,879	2.82	$11,945

The total intrinsic value of stock options exercised during fiscal 2026 was $968. The total amount of cash received from the exercise of stock options during fiscal 2026 was $898, and the related excess tax benefit realized from share-based payment awards was $1,005.

The following table summarizes information about non-vested stock option awards for fiscal 2026:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of	Per
	Stock Options	Common Share
Non-vested, beginning of year	60,670	$16.23
Granted	-	-
Vested	(30,455)	15.04
Forfeited	-	-
Non-vested, end of year	30,215	$17.43

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

	2026	2025	2024
Granted	124,825	307,745	217,915
Weighted average grant date fair value, per common share	$58.16	$45.17	$64.45
Pre-tax stock-based compensation	$7,260	$13,901	$14,046

The following table summarizes the activity for service-based restricted common shares for the past three fiscal years:

	2026		2025		2024
	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	578,703	$41.15	574,832	$36.43	800,400	$47.39
Converted to Worthington Steel common shares (1)	-	-	-	-	(296,100)	51.46
Separation related adjustment	-	-	-	-	219,460	-
Granted	124,825	58.16	307,745	45.17	217,915	64.45
Vested	(258,110)	34.57	(289,772)	36.16	(344,870)	39.22
Forfeited	(10,623)	46.03	(14,102)	38.64	(21,973)	45.65
Outstanding, end of year	434,795	$49.82	578,703	$41.15	574,832	$36.43

Weighted average remaining contractual life of
outstanding restricted common shares (in years)	1.09		1.19		1.13

Aggregate intrinsic value of outstanding restricted
common shares	$24,683		$34,091		$32,783

Aggregate intrinsic value of restricted common
shares vested during the year	$15,523		$12,744		$21,708

(1)
Effective as of the Distribution, each restricted stock award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel common shares.

Special PSAs

Special PSAs consist of grants of performance-based restricted common shares to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions. The fair value of special PSAs is estimated using a Monte-Carlo simulation model that incorporates key assumptions such as the risk-free interest rate, expected volatility and expected dividends. Compensation expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied. Vesting is subject to continued service requirements through the vesting date.

The following weighted average assumptions were used to determine the grant date fair value of special PSAs granted in fiscal 2026, fiscal 2025, and fiscal 2024.

	2026	2025 (1)	2024
Dividend yield	1.19%	n/a	1.05%
Expected volatility	38.0%	n/a	33.9%
Risk-free interest rate	3.68%	n/a	4.52%

(1)
No special PSAs were granted during fiscal 2025.

The following table summarizes our special PSAs for the past three fiscal years.

	2026		2025		2024
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Special	Date Fair	Special	Date Fair	Special	Date Fair
	PSAs	Value	PSAs	Value	PSAs	Value
Outstanding, beginning of year	141,697	$40.57	260,384	$31.40	330,000	$22.03
Separation related adjustment	-	-	-	-	34,424	-
Granted	92,500	45.39	-	-	165,960	42.82
Vested	(15,737)	22.55	(78,687)	9.09	(270,000)	22.96
Forfeited	-	-	(40,000)	42.82	-	-
Outstanding, end of year	218,460	$43.91	141,697	$40.57	260,384	$31.40
Weighted average remaining contractual life of
outstanding market-based common shares	1.38		1.66		2.11
(in years)

Aggregate intrinsic value of outstanding
market-based common shares	$12,402		$8,347		$14,850

Aggregate intrinsic value of market-based common
shares vested during the year	$947		$3,363		$18,152

Performance Shares

We have awarded performance shares to certain key employees under our stock-based compensation plans. These performance shares are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets. The awards generally cover three-year performance periods ending May 31, 2026, 2027, and 2028. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-year performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the three-year performance period on all tranches will vary based on our periodic assessment of the probability of the targets being achieved.

The table below sets forth the performance shares we granted (at target levels) during fiscal 2026, fiscal 2025 and fiscal 2024:

	2026	2025	2024
Granted	53,130	42,100	116,353
Weighted average grant date fair value, per common share	$63.89	$44.36	$52.36
Pre-tax stock-based compensation expense	$3,395	$1,868	$6,093

The following table summarizes our performance share award activity for the past three fiscal years:

	2026		2025		2024
	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	73,780	$41.16	140,526	$37.55	171,474	$46.37
Converted to Worthington Steel common shares (1)	-	-	-	-	(38,900)	56.99
Separation related adjustment	-	-	-	-	59,232	-
Granted (2)	53,130	63.89	75,854	41.34	116,353	52.36
Vested	(23,324)	32.57	(71,173)	37.74	(145,464)	38.91
Forfeited	(3,577)	33.03	(71,427)	37.66	(22,169)	40.18
Outstanding, end of year	100,009	$55.73	73,780	$41.16	140,526	$37.55

Weighted average remaining contractual life of
outstanding performance shares (in years)	1.83		1.51		1.43

Aggregate intrinsic value of outstanding
performance shares	$5,678		$4,346		$8,014

Aggregate intrinsic value of performance
shares vested during the year	$3,439		$3,395		$10,165

(1)
Effective as of the Distribution, each performance share award held by an employee or director of Worthington Steel was converted into a restricted stock award covering Worthington Steel shares.
(2)
Includes common shares related to previously granted awards that paid out at percentages above target levels.

Note L – Employee Retirement Plans

Defined Contribution Retirement Plans

We provide retirement benefits to employees mainly through defined contribution retirement plans. Eligible participants make pre-tax contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Code and the various plans’ provisions. Company contributions consist of employer matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions. We incurred charges of $9,991, $9,289, and $9,678 in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, for our defined contribution retirement plans.

Note M – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

	2026	2025	2024
U.S. based operations	$200,396	$132,160	$107,643
Non – U.S. based operations	952	(3,351)	(33,636)
Earnings before income taxes	201,348	128,809	74,007
Plus: net loss attributable to noncontrolling interests (1)	1,050	1,083	263
Earnings before income taxes attributable to controlling interest	$202,398	$129,892	$74,270

(1)
Net earnings attributable to noncontrolling interests are not taxable to us.

Significant components of income tax expense (benefit) for the three prior fiscal years were as follows:

	2026	2025	2024
Current
Federal	$34,187	$44,669	$32,743
State and local	3,391	5,714	1,576
Foreign	296	1,894	1,666
Subtotal	37,874	52,277	35,985
Deferred
Federal	7,840	(14,775)	(3,751)
State and local	609	(2,256)	3,801
Foreign	(10)	(1,407)	2,992
Subtotal	8,439	(18,438)	3,042
Total	$46,313	$33,839	$39,027

A reconciliation of the federal statutory corporate income tax rate to total tax provision upon adoption of ASU 2023-09 for the three prior fiscal years were as follows:

	2026		2025		2024
Federal statutory corporate income tax rate	$42,504	21.0%	$27,277	21.0%	$15,597	21.0%
State and local income taxes, net of federal tax benefit (1)	4,000	2.0	3,458	2.7	5,377	7.2
Foreign tax effects	86	-	1,044	0.8	347	0.5
Nontaxable or Nondeductible Items
Executive compensation	1,399	0.7	2,021	1.6	3,622	4.9
Excess benefit related to share-based payment awards	(750)	(0.4)	(745)	(0.6)	(1,643)	(2.2)
Spin-off transaction costs	-	-	-	-	5,588	7.5
Tax impact of SES impairment and deconsolidation	-	-	-	-	8,213	11.1
Changes in valuation allowance	1,151	0.6	2,686	2.1	2,346	3.2
Change in Uncertain Tax Benefits	(1,827)	(0.9)	(1,547)	(1.2)	257	0.3
Other	(250)	(0.1)	(355)	(0.3)	(677)	(0.9)
Effective tax rate attributable to controlling interest	$46,313	22.9%	$33,839	26.1%	$39,027	52.6%

(1)
For the year ended May 31, 2026, state taxes in California, Illinois, and New York make up greater than 50% of the tax effect in this category. For the year ended May 31, 2025, state taxes in California and Illinois make up greater than 50% of the tax effect in this category. For the year ended May 31, 2024, state taxes in California, Wisconsin, New York, and Illinois make up greater than 50% of the tax effect in this category.

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our consolidated statements of earnings. The effective tax rate upon inclusion of net earnings attributable to noncontrolling interests was 23.0% for fiscal 2026. Net earnings attributable to noncontrolling interests are primarily a result of our acquisition of Halo in fiscal 2024. The earnings attributable to the noncontrolling interests in Halo do not generate tax expense to us since the investors in Halo’s operations are taxed directly based on the earnings attributable to them.

Consolidated income taxes paid (net of refunds) consisted of the following for the years ended May 31:

	2026	2025	2024
Federal	$43,052	$32,500	$65,000
State and local	5,179	4,826	6,793
Foreign
Portugal	*	2,261	*
Other foreign jurisdictions	383	(5)	9,653
Total	$48,614	$39,582	$81,446

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

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

There were no unrecognized tax benefits as of May 31, 2026, compared to $1,826 as of May 31, 2025, and $3,467 as of May 31, 2024, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for accounting purposes. Accrued amounts of interest and penalties related to unrecognized tax benefits are recognized as part of income tax expense within our consolidated statements of earnings. As of May 31, 2026, 2025 and 2024, we had accrued liabilities of $0, $564, and $881, respectively, for interest and penalties related to unrecognized tax benefits.

A tabular reconciliation of unrecognized tax benefits follows:

Balance at May 31, 2025	$1,826
Decreases - tax positions taken in prior years	(94)
Settlements	(61)
Lapse of statutes of limitations	(1,671)
Balance at May 31, 2026	$-

During fiscal 2025, we filed an amended U.S. federal income tax return for fiscal year 2021 to carry back capital losses primarily generated as a result of the deconsolidation of our former Sustainable Energy Solutions operating segment. We have recognized an income tax receivable of $16,741 related to the anticipated refund and interest. Due to the size of the claim, the refund is subject to review by the Internal Revenue Service Joint Committee on Taxation.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal - 2021 and forward
•
U.S. State and Local - 2022 and forward
•
Portugal - 2022 and forward
•
Norway - 2021 and forward

The components of our deferred tax assets and liabilities from continuing operations as of May 31 were as follows:

	2026	2025
Deferred tax assets
Accounts receivable	$1,016	$731
Note receivable	3,985	4,026
Inventories	4,315	3,821
Accrued expenses	15,052	14,926
NOL carry forwards	5,054	5,562
Stock-based compensation	3,364	3,694
Derivative contracts	85	1,818
Operating lease - ROU liability	9,000	3,663
Capital loss	1,151	-
Interest expense carry forwards	2,943	137
Other	4,066	5,091
Total deferred tax assets	50,031	43,469
Valuation allowance for deferred tax assets	(10,118)	(10,477)
Net deferred tax assets	39,913	32,992
Deferred tax liabilities
Property, plant and equipment	(30,935)	(27,057)
Intangibles	(73,870)	(67,076)
Investment in affiliated companies, principally due to undistributed earnings	(19,686)	(17,069)
Operating lease - ROU asset	(8,760)	(3,544)
Other	(2,475)	(1,146)
Total deferred tax liability	(135,726)	(115,892)
Net deferred tax liability	$(95,813)	$(82,900)

At May 31, 2026, we had tax benefits for federal NOL carry forwards of $1,636, with no expiration date, and tax benefits for state net NOL carry forwards of $3,418 that expire from fiscal 2027 to fiscal 2046.

The valuation allowance for deferred tax assets of $10,118 on May 31, 2026, is associated primarily with a note receivable, the federal NOL carry forward, and various state NOL carry forwards.

Based on our history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, we have determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

The OECD introduced a global minimum tax of 15% on multi-national entities with global revenues in excess of EUR 750 million. We continue to evaluate the impact of these rules and do not believe they will have a material impact to the financial statements.

Note N – Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the prior three fiscal years:

	2026	2025	2024
Numerator (basic & diluted):
Net earnings from continuing operations attributable to controlling interest	$156,085	$96,053	$35,243
Denominator (shares in thousands):
Basic EPS from continuing operations - weighted average common shares	49,073	49,395	49,195
Effect of dilutive securities	643	736	1,153
Diluted EPS from continuing operations - weighted average common shares	49,716	50,131	50,348

Basic EPS from continuing operations	$3.18	$1.94	$0.72
Diluted EPS from continuing operations	$3.14	$1.92	$0.70

Stock options and restricted common shares covering an aggregate of 5,823, 99,785, and 46,778 common shares for fiscal 2026, fiscal 2025 and fiscal 2024, respectively, have been excluded from the computation of diluted EPS because the effect of their inclusion would have been anti-dilutive.

Note O – Segment Data

Our operations are organized under two operating segments: Building Products and Consumer Products. These operating segments correspond directly with our reportable segments, as described further below. Activity outside of our two operating segments is presented within Other and Unallocated Corporate, as described further below.

Our segment structure reflects the manner in which internally reported financial information is regularly reviewed by our CODM, who is our President and CEO, to evaluate the performance and allocate resources. Operating segments are identified based on the nature of the products and services offered, the management reporting structure, similarity of economic characteristics and certain quantitative measures as prescribed by authoritative accounting guidance. The CODM evaluates segment performance and makes resource allocation decisions based on adjusted EBITDA from continuing operations. Adjusted EBITDA from continuing operations is a non-GAAP financial measure, as described in the “Use of Non-GAAP Financial Measures” section preceding Part I, Item 1 of this Form 10-K. At the operating segment level, adjusted EBITDA from continuing operations excludes public company and other governance-related costs.

Building Products: Our Building Products segment is a market-leading provider of critical components in essential categories, including: (i) pressurized containment solutions for heating, cooking, cooling and water applications; (ii) HVAC systems; (iii) metal roofing clips; and (iv), through our unconsolidated joint ventures, WAVE and ClarkDietrich, ceiling suspension systems and light gauge metal framing products. Our pressurized containment solutions include refrigerant and LPG cylinders, well water and expansion tanks, and other specialty products which are generally sold to gas producers and distributors. Refrigerant gas cylinders are used to hold refrigerant gases for commercial, residential, and automotive air conditioning and refrigeration systems. LPG cylinders hold fuel for residential and light commercial heating systems, barbeque grills and recreational vehicle equipment, industrial forklifts and commercial/residential cooking (the latter, generally outside North America). Well water tanks and expansion tanks are used primarily in the residential market with certain products also sold to commercial markets. Specialty products include a variety of fire suppression tanks, chemical tanks, and foam and adhesive tanks. In fiscal 2026, Building Products generated approximately 62% of our consolidated net sales, compared to 57% and 50% in fiscal 2025 and fiscal 2024, respectively.

Consumer Products: Our Consumer Products segment has a diverse product offering in the tools, outdoor living and celebrations categories, including propane-filled cylinders for torches and related accessories, handheld torches, specialized hand tools and instruments, drywall tools, propane-filled camping cylinders, helium-filled balloon kits, and accessories and gas griddles and pizza ovens sold primarily to mass merchandisers, retailers and distributors. In fiscal 2026, Consumer Products generated approximately 38% of our consolidated net sales, compared to 43% and 40% in fiscal 2025 and fiscal 2024, respectively. Approximately 28% of fiscal 2026 Consumer Products net sales was attributable to our largest customer. Sales to this same customer accounted for approximately 10% of our consolidated net sales in fiscal 2026.

Other: Includes the activity of our SES and Workhorse unconsolidated joint ventures, as well as the activity of our former Sustainable Energy Solutions operating segment, on an historical basis, through May 29, 2024, when 51% of the nominal share capital was sold triggering the deconsolidation of corresponding net assets. Upon closing, this business, as historically operated, is no longer part of our management structure and therefore is not presented separately as a reportable segment.

Unallocated Corporate: Includes certain assets and liabilities (e.g., cash and cash equivalents and public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole, have not been allocated to our operating segments and are held at the corporate level, including direct and incremental costs incurred in connection with the Separation but not attributed to discontinued operations in fiscal 2024.

The accounting policies of the operating segments are described in “Note A – Summary of Significant Accounting Policies.” Inter-segment sales are not material.

The following tables present financial information for both of our operating segments, consistent with the level of disaggregation regularly reviewed by the CODM for performance evaluation and resource allocation.

	2026
			Total
	Building	Consumer	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$861,456	$519,836	$1,381,292	$-	$-	$1,381,292
Cost of goods sold	665,637	337,266	1,002,903	-	114	1,003,017
SG&A	144,486	110,975	255,461	-	39,505	294,966
Restructuring and other expense, net	1,074	10	1,084	-	6,016	7,100
Other segment items (1)	55	8	63	3,925	5,504	9,492
Equity in net income of unconsolidated affiliates	139,940	-	139,940	(5,309)	-	134,631
Earnings (loss) before income taxes from continuing operations	$190,144	$71,577	$261,721	$(9,234)	$(51,139)	$201,348

Reconciling items to adjusted EBITDA from continuing operations (2)
Amortization of inventory step-up	$5,151	$-	$5,151	$-	$-	$5,151
Depreciation and amortization	40,684	15,789	56,473	-	799	57,272
Interest expense (income)	383	(6)	377	-	5,871	6,248
Stock-based compensation	2,874	2,737	5,611	-	8,123	13,734
Restructuring and other expense, net	1,074	10	1,084	-	6,016	7,100
Non-cash losses in miscellaneous expense, net	-	-	-	3,925	-	3,925
Net loss attributable to noncontrolling interest	-	1,050	1,050	-	-	1,050
Adjusted EBITDA from continuing operations	$240,310	$91,157	$331,467	$(5,309)	$(30,330)	$295,828

	2025
			Total
	Building	Consumer	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$654,137	$499,625	$1,153,762	$-	$-	$1,153,762
Cost of goods sold	510,962	323,659	834,621	-	106	834,727
SG&A	116,183	114,681	230,864	-	37,549	268,413
Impairment of long-lived assets	763	50,050	50,813	-	-	50,813
Restructuring and other expense, net	1,500	-	1,500	-	9,024	10,524
Other segment items (1)	(780)	27	(753)	5,000	1,065	5,312
Equity in net income of unconsolidated affiliates	150,895	-	150,895	(6,059)	-	144,836
Earnings (loss) before income taxes from continuing operations	$176,404	$11,208	$187,612	$(11,059)	$(47,744)	$128,809

Reconciling items to adjusted EBITDA from continuing operations (2)
Amortization of inventory step-up	$1,477	$-	$1,477	$-	$-	$1,477
Depreciation and amortization	30,070	17,418	47,488	-	774	48,262
Interest (income) expense	(78)	-	(78)	-	2,168	2,090
Stock-based compensation	2,695	2,917	5,612	-	7,909	13,521
Impairment of long-lived assets	763	50,050	50,813	-	-	50,813
Restructuring and other expense, net	1,500	-	1,500	-	9,024	10,524
Non-cash losses in miscellaneous expense, net	-	-	-	5,000	-	5,000
Non-recurring loss in equity income	-	-	-	3,387	-	3,387
Net loss attributable to noncontrolling interest	-	1,083	1,083	-	-	1,083
Adjusted EBITDA from continuing operations	$212,831	$82,676	$295,507	$(2,672)	$(27,869)	$264,966

	2024
			Total
	Building	Consumer	Reportable		Unallocated
	Products	Products	Segments	Other	Corporate	Consolidated
Net sales	$618,973	$495,259	$1,114,232	$131,471	$-	$1,245,703
Cost of goods sold	497,311	335,069	832,380	129,061	(757)	960,684
SG&A	107,009	113,960	220,969	16,259	46,243	283,471
Impairment of goodwill and long-lived assets	772	-	772	32,203	-	32,975
Restructuring and other expense (income), net	714	(2,000)	(1,286)	30,613	-	29,327
Separation costs	-	-	-	-	12,705	12,705
Other segment items (1)	(88)	78	(10)	17,799	2,461	20,250
Equity in net income of unconsolidated affiliates	163,126	-	163,126	4,590	-	167,716
Earnings (loss) before income taxes from continuing operations	$176,381	$48,152	$224,533	$(89,874)	$(60,652)	$74,007

Reconciling items to adjusted EBITDA from continuing operations (2)
Amortization of inventory step-up	$-	$50	$50	$-	$-	$50
Depreciation and amortization	23,805	16,512	40,317	7,283	1,063	48,663
Interest expense	-	-	-	-	1,587	1,587
Stock-based compensation	2,826	1,964	4,790	-	8,365	13,155
Corporate costs eliminated at separation	4,650	4,707	9,357	-	9,986	19,343
Impairment of goodwill and long-lived assets	772	-	772	32,203	-	32,975
Restructuring and other expense (income), net	714	(2,000)	(1,286)	30,613	-	29,327
Separation costs	-		-	-	12,705	12,705
Non-cash losses in miscellaneous income	-	-	-	19,180	-	19,180
Non-recurring (gain) loss in equity income	980	-	980	(2,720)	-	(1,740)
Loss on extinguishment on debt	-	-	-	-	1,534	1,534
Net loss attributable to noncontrolling interest	-	263	263	-	-	263
Adjusted EBITDA from continuing operations	$210,128	$69,648	$279,776	$(3,315)	$(25,412)	$251,049

(1)
Except as noted herein, Other segment items consist of non-operating activity included in adjusted EBITDA from continuing operations. In fiscal 2026 Other segment items also included certain non-cash losses in Miscellaneous expense, net related to the divestiture of the composite assets of our SES joint venture, including the unrealized loss on the common shares of Hexagon Composites and Hexagon Purus that we received as consideration. These charges were excluded from adjusted EBITDA from continuing operations as shown in the Reconciling items to adjusted EBITDA from continuing operations section in the tables above for fiscal 2026. See “Use of Non-GAAP Financial Measures and Definitions” for additional information.
(2)
See “Use of Non-GAAP Financial Measures and Definitions” for additional information.

Total assets for each of our operating segments as of the end of the past two fiscal years were as follows:

	May 31,
	2026	2025
Building Products	$1,170,522	$795,837
Consumer Products	535,693	531,187
Total reportable segments	1,706,215	1,327,024
Unallocated Corporate and Other	141,849	368,128
Total	$1,848,064	$1,695,152

The following table presents property, plant and equipment, net, by geographic region as of the end of the past two fiscal years:

	May 31,
	2026	2025
United States	$259,854	$223,117
International	51,040	47,109
Total	$310,894	$270,226

The following table presents net sales by geographic region for the past three fiscal years:

	2026	2025	2024
United States	$1,216,926	$891,428	$923,556
International	164,366	262,334	322,147
Total	$1,381,292	$1,153,762	$1,245,703

The following table presents capital expenditures for each of our reportable segments for the past three fiscal years:

	2026	2025	2024
Building Products	$23,325	$15,050	$14,447
Consumer Products	29,680	28,330	20,945
Total reportable segments	53,005	43,380	35,392
Unallocated Corporate	2,908	7,200	12,029
Total	$55,913	$50,580	$47,421

Note P – Acquisitions

LSI (fiscal 2026)

On January 16, 2026, we acquired LSI, one of the largest U.S. manufacturers of standing-seam metal roof clips and retrofit components in the commercial roof market. The purchase price was $206,559, net of cash acquired, and includes an estimated tax equalization payment of approximately $3,000 that was not settled at closing. The purchase price is subject to customary post-closing adjustments. LSI operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition.

The information included herein is based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by us, including but not limited to, the fair value accounting. As of May 31, 2026, the purchase price allocation remains open for adjustments related to the tax equalization payment.

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes. During fiscal 2026, we incurred approximately $2,806 of acquisition-related costs associated with the LSI transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of LSI, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$70,600	12-20
Trade name	21,100	Indefinite
Technological know-how	16,100	10
Non-compete agreement	800	5
Total acquired identifiable assets	$108,600

The following table summarizes the consideration paid, as of May 31, 2026, and the preliminary fair value assigned to the assets and liabilities assumed at the LSI acquisition date:

		Measurement
	Preliminary	Period	Revised
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$398	$-	$398
Accounts receivable	4,434	(35)	4,399
Inventory	9,871	-	9,871
Other current assets	95	-	95
Property, plant and equipment	8,941	-	8,941
Operating lease assets	6,715	-	6,715
Intangible assets	108,600	-	108,600
Total identifiable assets	139,054	(35)	139,019
Accounts payable	(1,668)	-	(1,668)
Current operating lease liability	(177)	-	(177)
Accrued expenses	(1,127)	-	(1,127)
Noncurrent operating lease liability	(6,568)	-	(6,568)
Net identifiable assets	129,514	(35)	129,479
Goodwill	76,948	530	77,478
Total purchase price	206,462	495	206,957
Less: estimated tax equalization payment	3,000	-	3,000
Cash purchase price	$203,462	$495	$203,957

Hydrostat (fiscal 2026)

On December 3, 2025, we acquired Hydrostat’s propane distribution and refurbishment assets. The purchase price was approximately $9,300, subject to customary post-closing adjustments. In connection with the acquisition of these assets, we recognized total intangible assets of $7,647, consisting of customer relationships of $2,000 and goodwill of $5,647. The remaining purchase price was allocated primarily to working capital and fixed assets. This business operates as part of the Building Products operating segment and its results have been included in our consolidated statements of earnings since the date of acquisition.

Elgen (fiscal 2026)

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

The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under GAAP (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic and synergistic benefits (i.e., investment value) specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. This additional investment value resulted in goodwill, which is not expected to be deductible for income tax purposes. During fiscal 2026, we incurred approximately $1,335 of acquisition-related costs associated with the Elgen transaction, which are recorded in restructuring and other expense, net in our consolidated statement of earnings.

In connection with the acquisition of Elgen, we identified and valued the following intangible assets:

		Useful Life
Category	Amount	(Years)
Customer relationships	$18,200	15
Trade name	7,900	10
Patents	7,000	10
Non-compete agreement	1,700	5
Total acquired identifiable assets	$34,800

The following table summarizes the consideration paid and the final fair value assigned to the assets and liabilities assumed at the Elgen acquisition date.

		Measurement
	Preliminary	Period	Final
	Valuation	Adjustments	Valuation
Cash and cash equivalents	$1,093	$-	$1,093
Accounts receivable	12,751	868	13,619
Inventory	16,351	(310)	16,041
Other current assets	1,605	(124)	1,481
Property, plant and equipment	11,941	(308)	11,633
Operating lease assets	21,196	162	21,358
Intangible assets	34,400	400	34,800
Total identifiable assets	99,337	688	100,025
Accounts payable	(11,364)	-	(11,364)
Current operating lease liability	(2,225)	(17)	(2,242)
Accrued expenses	(4,465)	(1,125)	(5,590)
Noncurrent operating lease liability	(19,041)	(146)	(19,187)
Deferred income taxes	(3,582)	(1,510)	(5,092)
Net identifiable assets	58,660	(2,110)	56,550
Goodwill	33,617	1,660	35,277
Total purchase price	$92,277	$(450)	$91,827

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

Halo (fiscal 2024)

On February 1, 2024, we acquired an 80% controlling interest in Halo, a newly formed joint venture with HPG, for total cash consideration of $9,588. The remaining 20% noncontrolling interest was retained by HPG. Halo is an asset-light business with technology-enabled solutions in the outdoor cooking space with products that include Halo branded pizza ovens, pellet grills, griddles and other accessories. Halo is part of the Consumer Products operating segment and its operating results have been included in our consolidated statement of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different than the reported results.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the fiscal 2026 acquired businesses, described above in “Note P – Acquisitions”, had taken place at the beginning of fiscal 2025. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions occurred at the beginning of fiscal 2025 or of the results of our future operations of the combined business.

	Fiscal Year Ended May 31,
	2026	2025
Pro forma net sales	$1,426,347	$1,321,100
Pro forma net earnings	168,872	100,174

The fiscal 2026 acquired businesses contributed net sales of $121,666 and net earnings of $2,544 to our consolidated results of operations in fiscal 2026 from their respective acquisition dates through May 31, 2026.

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

We are exposed to counterparty credit risk on all of our derivative financial instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. Our net position with these counterparties fell below the predefined threshold in fiscal 2026, fiscal 2025 and fiscal 2024. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note R – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2026 and 2025:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet			Sheet
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,264	$478	Accounts payable	$1,044	$51
Commodity contracts	Other assets	100	-	Other liabilities	-	35
Foreign currency exchange contracts	Receivables	-	483	Accounts payable	133	-
Subtotal		1,364	961		1,177	86

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$-	$81	Accounts payable	$64	$15
Foreign currency exchange contracts	Receivables	-	-	Accounts payable	16	7,360
Subtotal		-	81		80	7,375

Total		$1,364	$1,042		$1,257	$7,461

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $707 and $356 at May 31, 2026 and 2025, respectively.

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency, and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, changes in the fair value of the derivatives are recorded in AOCI and subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings, and in the same financial statement caption as the earnings effect of the hedged item.

The following table summarizes our cash flow hedges outstanding at May 31, 2026:

	Notional
	Amount	Maturity Date
Commodity contracts	$4,853	June 2026 - December 2027
Foreign currency exchange contracts	6,021	June 2026 - August 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2026 and fiscal 2025:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the fiscal year ended May 31, 2026:
Commodity contracts	$1,276	Cost of goods sold	$1,301
Foreign currency exchange contracts	293	Various (1)	651
Interest rate contracts	-	Interest expense	207
Totals	$1,569		$2,159

For the fiscal year ended May 31, 2025:
Commodity contracts	$(63)	Cost of goods sold	$(100)
Interest rate contracts	-	Interest expense, net	207
Foreign currency exchange contracts	752	Various (2)	284
Totals	$689		$391

(1)
Location of gain (loss) reclassified from AOCI into net earnings for fiscal 2026 related to foreign currency exchange contracts included miscellaneous expense, net, interest expense, net, and cost of goods sold in our consolidated statement of earnings.
(2)
Location of gain (loss) reclassified from AOCI into net earnings for fiscal 2025 related to foreign currency exchange contracts included miscellaneous expense, net and net sales in our consolidated statement of earnings.

The estimated net amount of the gains recognized in AOCI at May 31, 2026, expected to be reclassified into net earnings within the succeeding twelve months is $484 (net of tax of $131). This amount was computed using the fair value of the cash flow hedges at May 31, 2026, and will change before actual reclassification from OCI to net earnings during fiscal 2027.

Net Investment Hedges

We have designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during any of the fiscal years presented. The foreign currency loss recognized in OCI for the non-derivative instruments designated as net investment hedges during fiscal 2026 and fiscal 2025 was $2,863 and $4,572, respectively.

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

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2026:

	Notional
	Amount	Maturity Date
Commodity contracts	$1,412	June 2026 - May 2027
Foreign currency exchange contracts	37,710	June 2026 - November 2026

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2026 and fiscal 2025:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$415	$600
Foreign currency exchange contracts	Miscellaneous expense, net	7,119	(6,111)
Total		$7,534	$(5,511)

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

Recurring Fair Value Measurements

At May 31, 2026, our financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$1,364	$-	$1,364
Investments in marketable securities (2)	4,057	-	-	4,057
Total assets	$4,057	$1,364	$-	$5,421

Liabilities
Derivative financial instruments (1)	$-	$1,257	$-	$1,257
Total liabilities	$-	$1,257	$-	$1,257

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
(2)
In exchange for our interest in the divested assets of the composite business of the SES joint venture, we received common shares of both Hexagon Composites and Hexagon Purus in October 2025. These marketable securities are recorded at fair value on a recurring basis through miscellaneous expense, net, and included in other assets in the consolidated balance sheet. An unrealized loss of $975 was recognized during fiscal 2026, as a result of this fair value measurement.

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

Non-Recurring Fair Value Measurements

At May 31, 2026, there were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet.

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
(2)
Represents our minority ownership interest in the SES joint venture, which recognized a non-cash impairment charge during the fourth quarter of fiscal 2025. Refer to “Note C – Investments in Unconsolidated Affiliates” for additional information.
(3)
Reflects the full write-down of an investment in notes receivable that was determined to be other than temporarily impaired.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, deferred income taxes, net, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing primarily market observable (Level 2) inputs and credit risk, was $277,301 and $263,547 at May 31, 2026 and 2025, respectively. The carrying amount of long-term debt was $305,896 and $302,868 at May 31, 2026 and 2025, respectively.

Note S – Leases

We lease office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 34 years, some of which have renewal and termination options. Termination options are exercisable at our option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where we are reasonably certain to exercise that option and periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option.

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

The components of lease expense for fiscal 2026, fiscal 2025, and fiscal 2024 were as follows:

	2026	2025	2024
Operating lease expense	$9,978	$7,734	$8,245
Financing lease expense
Amortization of leased assets	1,231	113	81
Interest on lease liabilities	304	122	116
Total financing lease expense	1,535	235	197
Short-term lease expense	5,184	2,096	2,959
Variable lease expense	358	348	296
Total lease expense	$17,055	$10,413	$11,697

As of May 31, 2026, we did not have any material leases that have not yet commenced.

Other information related to our leases, as of and for the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024, is provided below:

	2026		2025		2024
	Operating Leases	Financing Leases	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$7,729	$274	$6,648	$120	$7,395	$116
Financing cash flows	$-	$1,147	$-	$104	$-	$50
ROU assets obtained in exchange for lease liabilities	$26,611	$4,194	$14,535	$647	$3,446	$-
Weighted-average remaining lease term (in years)	7.62	16.71	4.97	29.65	3.55	35.81
Weighted-average discount rate	4.95%	4.26%	4.74%	4.08%	3.44%	3.75%

The following table provides supplemental information on the balance sheet captions that include finance lease amounts as of May 31, 2026 and May 31, 2025.

	May 31,
	2026	2025
Assets
Other assets	$6,232	$3,442

Liabilities
Other accrued items	1,282	236
Other liabilities	5,228	3,381
Total	$6,510	$3,617

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2026, were as follows:

	Operating Leases	Financing Leases
2027	$9,814	$1,565
2028	8,051	1,438
2029	5,937	1,108
2030	5,730	562
2031	5,250	204
Thereafter	19,342	4,638
Total	54,124	9,515
Less: imputed interest	(10,259)	(3,005)
Present value of lease liabilities	$43,865	$6,510

Note T – Related Party Transactions

In connection with the Separation, we entered into several agreements with Worthington Steel that govern our ongoing relationships, including a Trademark License Agreement, both a short-term and long-term Transition Services Agreement, and a Steel Supply and Services Agreement.

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under this agreement for fiscal 2026 and fiscal 2025 totaled $137,077 and $113,400, respectively. Accounts payable related to these purchases were $6,904 and $9,099 as of May 31, 2026 and May 31, 2025, respectively.

We incurred direct and incremental costs associated with the Separation, including approximately $31,226 during fiscal 2024, of which $18,521 was attributed to discontinued operations. These costs consisted primarily of third-party advisory fees and certain non-recurring employee-related costs and, to the extent not attributed to Worthington Steel, are presented as a separate component of operating expense in our consolidated statements of earnings and held at the corporate level.

WORTHINGTON ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Charged to Allowance	Balance at End of Period
Fiscal 2026:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$907	$358	$45	$1,310
Fiscal 2025:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$343	$3,378	$(2,814)	$907
Fiscal 2024:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$803	$33	$(493)	$343

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

Management, under the supervision of and with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10-K (the fiscal year ended May 31, 2026). Based on that evaluation, Worthington Enterprises’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the fiscal year covered by this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended May 31, 2026) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of Worthington Enterprises’ principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2026, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations, except for those of the fiscal 2026 acquired businesses. The total assets and net sales of the fiscal 2026 acquired businesses represented $357.0 million and $121.7 million of our consolidated total assets and consolidated net sales, respectively, as of and for our fiscal year ended May 31, 2026.

Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of May 31, 2026. The results of management’s assessment were reviewed with the Audit Committee of the Board.

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

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated July 30, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Elgen Manufacturing Company, Inc., certain assets of Hydrostat Inc., and LSI Group, LLC during fiscal 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, Elgen Manufacturing Company, Inc., certain assets of Hydrostat Inc., and LSI Group, LLC’s internal control over financial reporting associated with total assets of $357.0 million and total revenues of $121.7 million included in the consolidated financial statements of the Company as of and for the year ended May 31, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Elgen Manufacturing Company, Inc., certain assets of Hydrostat Inc., and LSI Group, LLC.

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

/s/ KPMG LLP

Cincinnati, Ohio

July 30, 2026

Item 9B. – Other Information

During the quarter ended May 31, 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the 2026 Proxy Statement, which will be filed not later than 120 days after the end of fiscal 2026 in connection with the solicitation of proxies for the 2026 Annual Meeting, and is incorporated herein by reference.

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

Item 11. – Executive Compensation

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that the pay versus performance disclosure included in the 2026 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. – Principal Accountant Fees and Services

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference. Our independent registered public accounting firm is KPMG LLP, Cincinnati, Ohio, PCAOB Auditor Firm ID: 185.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets at May 31, 2026 and 2025

Consolidated Statements of Earnings for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Equity for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2026, 2025 and 2024

Notes to Consolidated Financial Statements – fiscal years ended May 31, 2026, 2025 and 2024

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

(b)
Exhibits: The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Pursuant to Regulation S-X Rule 3-09, we have attached the audited financial statements of our unconsolidated affiliate, ClarkDietrich, as Exhibit 99.2 to this Form 10-K. The independent auditors of ClarkDietrich, Deloitte & Touche LLP (“Deloitte”), completed an independence assessment to evaluate its independence with respect to ClarkDietrich under the SEC independence rules. No impermissible services or relationships with ClarkDietrich or the Company were identified. However, Deloitte identified impermissible business relationships with a beneficial owner with significant influence in ClarkDietrich and an impermissible service with a sister affiliate of ClarkDietrich. Deloitte noted that there has not and will not be any overlap between the Deloitte audit engagement team for ClarkDietrich and the teams involved in the relationships and service discussed herein. The impermissible relationships and service existed between April 2021 and November 2023 and were permissible under AICPA independence rules at the time they existed. Deloitte provided the Audit Committee of the Board with the facts and circumstances surrounding the relationships and service, including the entity involved, the nature of the relationships, the service provided, the amount charged, and the period over which these existed. Considering the facts presented by Deloitte, based on the totality of the circumstances, Deloitte and the Audit Committee have concluded (1) that the relationships and service identified, both individually and in the aggregate, did not impair Deloitte’s ability to be objective and impartial with respect to Deloitte’s audit of ClarkDietrich’s financial statements as of March 31, 2026 and 2025 and for the fiscal years ended March 31, 2026, 2025, and 2024 (the “CD Financials”) and (2) a reasonable investor with knowledge of all relevant facts and circumstances would conclude that Deloitte is capable of exercising objective and impartial judgment on all issues encompassed within its audit of the CD Financials.
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

		8-K	4.1	9/28/2023

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan effective March 1, 2000 *	10-K	10.1	8/15/2005

10.2	Amendment to the Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan (Amendment effective as of September 1, 2011) *	10-Q	10.8	10/11/2011

10.3	Second Amendment to the Worthington Enterprises, Inc. Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) *	10-K	10.3	7/30/2014

10.4	Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Restatement effective December 2008) *	10-Q	10.10	1/9/2009

10.5	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (First Amendment effective as of September 1, 2011) *	10-Q	10.9	10/11/2011

10.6	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (Second Amendment effective as of October 1, 2014) *	10-K	10.6	7/30/2014

10.7	Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 *	10-K	10(d)	8/29/2000

10.8	Amendment to the Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective June 1, 2000 (Amendment effective as of September 1, 2011)	10-Q	10.10	10/11/2011

10.9	Second Amendment to the Worthington Enterprises, Inc. Deferred Compensation Plan for Directors, as Amended and Restated (Second Amendment effective as of October 1, 2014) *	10-K	10.9	7/30/2014

10.10	Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Restatement effective as of December 2008)*	10-Q	10.5	1/9/2009

10.11	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (First Amendment effective as of September 1, 2011) *	10-Q	10.11	10/11/2011

10.12	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 2005 Deferred Compensation Plan for Directors (Second Amendment effective as of October 1, 2014) *	10-K	10.12	7/30/2014

10.13	Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (amendment and restatement effective as of November 1, 2008) *	10-Q	10.8	1/9/2009

10.14	First Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (First Amendment effective as of June 26, 2013; performance goals approved by shareholders on September 26, 2013) *	8-K	10.2	10/1/2013

10.15	Second Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Second Amendment adopted on June 26, 2013; effective as of September 26, 2013 when approved by shareholders) *	8-K	10.3	10/1/2013

10.16	Third Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Third Amendment effective as of June 28, 2017) *	10-K	10.16	7/24/2017

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.17	Fourth Amendment to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (Fourth Amendment adopted as of June 26, 2019;effective September 25, 2019 when approved by shareholders) *	8-K	10.1	10/1/2019

10.18	Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan (reflects First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto) *	8-K	10.2	10/1/2019

10.19	Form of Restricted Stock Award Agreement for awards granted after October 10, 2019 entered into by Worthington Enterprises, Inc. to evidence the grant of restricted common shares, in each case which will vest on the third anniversary of the grant date, subject to the terms thereof and of the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	10-K	10.19	7/31/2023

10.20	Form of Restricted Stock Award Agreement for awards granted after September 26, 2024 entered into by Worthington Enterprises, Inc. to evidence the grant of restricted common shares, in each case which will vest on the first, second or third anniversary of the grant date subject to the terms thereof and of the Worthington Enterprises, Inc. 2024 Long-Term Incentive Plan *	10-K	10.20	7/30/2025

10.21	Worthington Enterprises, Inc. Amended and Restated 2006 Equity Incentive Plan for Non-Employee Directors (amended and restated effective as of September 2016) *	8-K	10.1	10/3/2016

10.22	Worthington Enterprises, Inc. 2010 Stock Option Plan *	8-K	10.1	10/5/2010

10.23	First Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (First Amendment adopted June 26, 2013; effective September 26, 2013 when approved by shareholders) *	8-K	10.7	10/1/2013

10.24	Second Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (Second Amendment effective as of June 28, 2017) *	10-K	10.35	7/24/2017

10.25	Third Amendment to the Worthington Enterprises, Inc. 2010 Stock Option Plan (adopted June 24, 2020; effective September 23, 2020 when approved by shareholders) *	8-K	10.1	9/28/2020

10.26	Worthington Enterprises, Inc. 2010 Stock Option Plan (as amended by First Amendment, Second Amendment and Third Amendment thereto) *	8-K	10.2	9/28/2020

10.27	Worthington Enterprises, Inc. Annual Incentive Plan for Executives *	8-K	10.1	9/30/2008

10.28	First Amendment to the Worthington Enterprises, Inc. Annual Incentive Plan for Executives (adopted on June 26, 2013; effective September 26, 2013 when approved by shareholders) *	8-K	10.5	10/1/2013

10.29

Form of Letter Evidencing Cash Performance Bonus Awards Granted and to be Granted under the Worthington Enterprises, Inc. Annual Incentive Plan for Executives (sometimes also referred to as the Worthington Enterprises, Inc. Annual Short Term Incentive Plan)*

		Filed herewith

10.30	Summary of Annual Base Salaries Approved for Named Executive Officers of Worthington Enterprises, Inc., effective September 2026 *	Filed herewith

		Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.31	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2025 for Named Executive Officers *	10-K	10.33	7/30/2024

10.32	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2026 for Named Executive Officers *	10-K	10.34	7/30/2025

10.33	Summary of Annual Cash Incentive Bonus Awards, Long-Term Performance Awards, Stock Options and Restricted Common Shares granted in Fiscal 2027 for Named Executive Officers *	Filed herewith

10.34	Form of Indemnification Agreement entered into between Worthington Enterprises, Inc. and each executive officer of Worthington Enterprises, Inc. *	10-K	10.34	7/30/2024

10.35	Form of Indemnification Agreement entered into between Worthington Enterprises, Inc. and each non-employee director of Worthington Enterprises, Inc.*	10-K	10.35	7/30/2024

10.36	Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.1	12/5/2023

10.37	Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.2	12/5/2023

10.38	Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.3	12/5/2023

10.39	Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.4	12/5/2023

10.40	WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.5	12/5/2023

10.41	Steel Supply and Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc	8-K	10.6	12/5/2023

10.42	Form of Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan Performance Share Award Agreement (Absolute Total Shareholder Return) to evidence the grant of performance-based restricted common shares pursuant to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	8-K	10.1	4/12/2024

10.43	Form of Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan Performance Share Award Agreement (Share Price Appreciation) to evidence the grant of performance-based restricted common shares pursuant to the Worthington Enterprises, Inc. Amended and Restated 1997 Long-Term Incentive Plan *	8-K	10.2	4/12/2024

Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.44	Worthington Enterprises, Inc. 2024 Long-Term Incentive Plan *	8-K	10.1	9/30/2024

10.45	Form of Worthington Enterprises, Inc. Amended and Restated 2024 Long-Term Incentive Plan Performance Share Award Agreement (Absolute Total Shareholder Return) to evidence the grant of performance-based restricted common shares pursuant to the Worthington 2024 Long-Term Incentive Plan *	8-K	10.1	6/30/2025

10.46	Form of Worthington Enterprises, Inc. Amended and Restated 2024 Long-Term Incentive Plan Performance Share Award Agreement (Adjusted EBITDA and Adjusted ROA) to evidence the grant of performance-based restricted common shares pursuant to the Worthington 2024 Long-Term Incentive Plan *	8-K	10.1	6/26/2026

10.47	Worthington Enterprises, Inc. 2025 Equity Plan for Non-Employee Directors*	8-K	10.1	9/26/2025

19	Worthington Enterprises, Inc. Insider Trading Policy	10-K	19	7/30/2024

21	Subsidiaries of Worthington Enterprises, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

23.2	Consent of Independent Auditors (KPMG LLP) with respect to consolidated financial statements of Worthington Armstrong Venture	Filed herewith

23.3	Consent of Independent Auditors (Deloitte & Touche LLP) with respect to consolidated financial statements of Clarkwestern Dietrich Building Systems, LLC	Filed herewith

24	Powers of Attorney of Directors and Certain Executive Officers of Worthington Enterprises, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Worthington Enterprises, Inc. Executive Officer Clawback Policy	10-K	97.1	7/30/2024

99.1	Worthington Armstrong Venture Consolidated Financial Statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	Filed herewith

99.2	Clarkwestern Dietrich Building Systems, LLC Consolidated Financial Statements as of March 31, 2026 and 2025 and for the years ended March 31, 2026, 2025 and 2024	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents #	Submitted electronically herewith

Incorporated by Reference (unless otherwise noted)
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
104	The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

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

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2026 and 2025;
(ii)
Consolidated Statements of Earnings for the fiscal years ended May 31, 2026, 2025 and 2024;
(iii)
Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2026, 2025 and 2024;
(iv)
Consolidated Statements of Equity for the fiscal years ended May 31, 2026, 2025 and 2024;
(v)
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2026, 2025 and 2024; and
(vi)
Notes to Consolidated Financial Statements – fiscal years ended May 31, 2026, 2025 and 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: July 30, 2026	By:	/s/ Joseph B. Hayek
Joseph B. Hayek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Joseph B. Hayek	July 30, 2026	President and Chief Executive Officer
Joseph B. Hayek		(Principal Executive Officer)

/s/ Colin J. Souza	July 30, 2026	Vice President and Chief Financial Officer
Colin J. Souza		(Principal Financial Officer)

/s/ Kevin J. Chan	July 30, 2026	Vice President – Corporate Controller
Kevin J. Chan		(Principal Accounting Officer)

*	*	Chairman of the Board and a Director
John B. Blystone

*	*	Director
Kerrii B. Anderson

*	*	Director
David P. Blom

*	*	Director
Charles M. Chiappone

*	*	Director
Mark C. Davis

*	*	Director
Michael J. Endres

*	*	Director
Paul G. Heller

*	*	Director
Ozey K. Horton, Jr.

*	*	Director
John H. McConnell II

*	*	Director
Brad Southern

*	*	Director
Brant J. Standridge

*	*	Director
Billy R. Vickers

*	*	Director
Virgil L. Winland

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.

*By:	/s/ Joseph B. Hayek	Date: July 30, 2026
Joseph B. Hayek
Attorney-In-Fact