Form 10-Q
period 2026-08-31
WORTHINGTON ENTERPRISES, INC.
filed 2026-10-09
CIK 108516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 5, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 49,259,710.

i

COMMONLY USED OR DEFINED TERMS

References in this Form 10-Q to “we,” “our,” “us” or the “Company” are collectively to Worthington Enterprises and its consolidated subsidiaries. In addition, the following terms, when used in this Form 10-Q, have the meanings set forth below:

Term	Definition
ABI	Architecture Billings Index
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of Worthington Enterprises, Inc.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
ClarkDietrich	Clarkwestern Dietrich Building Systems LLC
CODM	Chief Operating Decision Maker
common shares	The common shares, no par value, of Worthington Enterprises
CPI	U.S. Consumer Price Index
Credit Facility	Our $500,000,000 unsecured revolving credit facility with a group of lenders
current year quarter	Our fiscal quarter ended August 31, 2026
DMI	Dodge Momentum Index
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Elgen	Elgen Manufacturing Company, Inc.
EPS	Earnings per common share
equity income	Equity in net income of unconsolidated affiliates
ETR	Effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
first quarter of fiscal 2027	Our fiscal quarter ended August 31, 2026
fiscal 2025	Our fiscal year ended May 31, 2025
fiscal 2026	Our fiscal year ended May 31, 2026
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026
GAAP	U.S. generally accepted accounting principles
GDP	U.S. gross domestic product
Halo	WH Products, LLC
heiserTEC	Our unconsolidated joint venture with Hexagon Composites, formerly our sustainable energy solutions joint venture
HMI	National Association of Home Builders/Wells Fargo Housing Market Index
Hexagon Composites	Hexagon Composites ASA, which is traded on the Euronext Oslo as HEX
Hexagon Purus	Hexagon Purus ASA, which is traded on the Euronext Oslo as HPUR
HVAC	Heating, ventilation, and air conditioning
IEEPA	International Emergency Economic Powers Act
LIRA	Leading Indicator of Remodeling Activity
LSI	LSI Group, LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
N.M.	Not meaningful
OCI	Other comprehensive income (loss)
prior year quarter	Our fiscal quarter ended August 31, 2025
PSLRA	Private Securities Litigation Reform Act of 1995, as amended
SEC	Securities and Exchange Commission
Separation	The separation of our former steel processing business, effective December 1, 2023
SG&A	Selling, general and administrative expenses
simple SOFR	Simple Secured Overnight Financing Rate
Steel Supply and Services Agreement	Steel Supply and Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
Trademark License Agreement	Trademark License Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.

Term	Definition
Transition Services Agreement	Transition Services Agreement, dated November 30, 2023, by and between Worthington Steel and Worthington Enterprises.
U.S.	United States of America
WAVE	Worthington Armstrong Venture
Workhorse	Taxi Workhorse Holdings, LLC
Worthington Enterprises	Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.)
Worthington Steel	Worthington Steel, Inc.
2026 Form 10-K	Our Annual Report on Form 10-K for fiscal 2026 as filed with the SEC on July 30, 2026

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
•
the seasonality of our operations;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in our filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the 2026 Form 10-K.

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

•
Amortization of inventory step-up represents the increase in inventory fair value associated with our acquisitions. The increase in inventory fair value is amortized to cost of goods sold over the period that the related inventory is sold. The amortization of inventory step-up is excluded because it is a non-cash expense that is not indicative of ongoing operating results.
•
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, which management believes facilitates the comparison of historical, current and forecasted financial results.
•
Restructuring activities consist of established programs that are intended to fundamentally change our operations, and as such are excluded from our non-GAAP financial measures. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental costs associated with our restructuring activities. Restructuring and other expense, net, may also include other discrete items included in operating income but incremental to our normal business activities. These items are excluded because they are not indicative of the ongoing operations of our underlying business.
•
Non-cash (gains) losses in miscellaneous (income) expense are excluded due to their non-cash nature and the fact that they do not occur in the normal course of business and may obscure analysis of trends and financial performance.

Consolidated Results – Selected Non-GAAP Adjusted Results

	Three Months Ended August 31, 2026
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$13,023	$55,601	$13,029	$42,572	$0.87
Restructuring and other expense, net	717	717	(174)	543	0.01
Non-cash gains in miscellaneous income, net (2)	-	(4,020)	977	(3,043)	(0.06)
Non-GAAP	$13,740	$52,298	$12,226	$40,072	$0.82

	Three Months Ended August 31, 2025
		Earnings
		Before	Income
	Operating	Income	Tax	Net	Diluted
	Income	Taxes	Expense	Earnings (1)	EPS (1)
GAAP	$9,243	$45,681	$10,860	$35,148	$0.70
Amortization of inventory step-up (3)	2,151	2,151	(513)	1,638	0.04
Restructuring and other expense, net	2,476	2,476	(377)	2,099	0.04
Non-GAAP	$13,870	$50,308	$11,750	$38,885	$0.78

Consolidated Results - Adjusted EBITDA

	Three Months Ended
	August 31,
	2026	2025
Net earnings (GAAP)	$42,572	$34,821
Plus: Net loss attributable to noncontrolling interest	-	327
Net earnings attributable to controlling interest	42,572	35,148
Interest expense, net	2,097	63
Income tax expense	13,029	10,860
EBIT (4)	57,698	46,071
Amortization of inventory step-up (3)	-	2,151
Restructuring and other expense, net	717	2,476
Non-cash gains in miscellaneous income, net (2)	(4,020)	-
Adjusted EBIT (4)	54,395	50,698
Depreciation and amortization	15,628	13,086
Stock-based compensation	3,996	3,427
Adjusted EBITDA (non-GAAP)	$74,019	$67,211

(1)
Excludes the impact of noncontrolling interest.
(2)
Includes a pre-tax gain of $4,000 during the first quarter of fiscal 2027 related to an earnout arrangement associated with the sale of our former oil and gas products business, which was divested in January 2021.
(3)
Reflects the amortization of the step-up to fair market value of acquired inventory related to the Elgen acquisition in fiscal 2026.
(4)
EBIT and adjusted EBIT are non-GAAP financial measures. However, these measures are not used by management to evaluate our performance, engage in financial and operational planning, or to determine incentive compensation. Instead, they are included as subtotals in the reconciliation of net earnings to adjusted EBITDA, which is a non-GAAP financial measure used by management.

Item 1. – Financial Statements

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 31,	May 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$55,067	$27,725
Receivables, less allowances of $1,290 and $1,310, respectively	185,659	228,168
Inventories:
Raw materials	119,778	110,536
Work in process	11,292	9,490
Finished products	91,515	87,270
Total inventories	222,585	207,296
Income taxes receivable	10,342	20,016
Prepaid expenses and other current assets	49,054	41,269
Total current assets	522,707	524,474
Investments in unconsolidated affiliates	119,639	118,048
Operating lease assets	40,979	42,888
Goodwill	499,116	500,784
Other intangible assets, net of accumulated amortization of $112,044 and $106,944, respectively	317,172	322,761
Other assets	28,009	28,215
Property, plant and equipment:
Land	8,728	8,732
Buildings and improvements	136,370	136,441
Machinery and equipment	406,857	411,030
Construction in progress	75,275	66,509
Total property, plant and equipment	627,230	622,712
Less: accumulated depreciation	314,102	311,818
Total property, plant and equipment, net	313,128	310,894
Total assets	$1,840,750	$1,848,064

Liabilities and equity
Current liabilities:
Accounts payable	$105,525	$115,203
Accrued compensation, contributions to employee benefit plans and related taxes	36,635	41,728
Dividends payable	10,194	9,814
Other accrued items	34,572	45,832
Current operating lease liabilities	7,970	7,982
Income taxes payable	1,151	867
Total current liabilities	196,047	221,426
Other liabilities	56,834	56,657
Distributions in excess of investment in unconsolidated affiliate	102,293	105,349
Long-term debt	305,552	305,896
Noncurrent operating lease liabilities	34,028	35,883
Deferred income taxes, net	98,804	95,813
Total liabilities	793,558	821,024
Shareholders’ equity	1,047,192	1,027,040
Total liabilities and equity	$1,840,750	$1,848,064

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Net sales	$343,886	$303,707
Cost of goods sold	252,988	221,423
Gross profit	90,898	82,284
Selling, general and administrative expense	77,158	70,565
Restructuring and other expense, net	717	2,476
Operating income	13,023	9,243
Other income (expense):
Miscellaneous income (expense), net	4,081	(156)
Interest expense, net	(2,097)	(63)
Equity in net income of unconsolidated affiliates	40,594	36,657
Earnings before income taxes	55,601	45,681
Income tax expense	13,029	10,860
Net earnings	42,572	34,821
Net loss attributable to noncontrolling interest	-	(327)
Net earnings attributable to controlling interest	$42,572	$35,148

Basic
Weighted average common shares outstanding	48,568	49,264
Earnings per share attributable to controlling interest	$0.88	$0.71

Diluted
Weighted average common shares outstanding	49,165	50,026
Earnings per share attributable to controlling interest	$0.87	$0.70

Cash dividends declared per common share	$0.20	$0.19

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Net earnings	$42,572	$34,821
Other comprehensive income (loss), net of tax
Foreign currency translation	(776)	1,407
Pension liability adjustment	-	(11)
Cash flow hedges	(559)	(313)
Other comprehensive income (loss), net of tax	(1,335)	1,083
Comprehensive income	41,237	35,904
Comprehensive loss attributable to noncontrolling interest	-	(327)
Comprehensive income attributable to controlling interest	$41,237	$36,231

See condensed notes to consolidated financial statements.

WORTHINGTON ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Operating activities:
Net earnings	$42,572	$34,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,628	13,086
Provision for deferred income taxes	3,030	2,957
Bad debt income	(134)	(21)
Equity in net income of unconsolidated affiliates, net of distributions	(4,743)	(181)
Net gain on sale of assets	(3,972)	-
Stock-based compensation	3,996	3,427
Unrealized gain on investment in marketable securities	(20)	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	41,900	14,107
Inventories	(15,289)	(15,816)
Accounts payable	(8,874)	(11,946)
Accrued compensation and employee benefits	(5,092)	(10,399)
Other operating items, net	(2,271)	11,026
Net cash provided by operating activities	66,731	41,061

Investing activities:
Investment in property, plant and equipment	(12,754)	(13,195)
Acquisitions, net of cash acquired	(2,393)	(92,235)
Proceeds from sale of assets, net of selling costs	1,030	-
Net cash used by investing activities	(14,117)	(105,430)

Financing activities:
Dividends paid	(9,402)	(8,576)
Repurchase of common shares	(18,212)	(6,259)
Principal payments on long-term obligations	(318)	(197)
Proceeds from issuance of common shares, net of tax withholdings	2,660	(3,552)
Net cash used by financing activities	(25,272)	(18,584)

Increase (decrease) in cash and cash equivalents	27,342	(82,953)
Cash and cash equivalents at beginning of period	27,725	250,075
Cash and cash equivalents at end of period	$55,067	$167,122

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

These interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the first quarter of fiscal 2027 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the 2026 Form 10-K.

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

Pursuant to the Steel Supply and Services Agreement, Worthington Steel manufactures and supplies to us, at reasonable market rates, certain flat rolled steel products, and will provide us with certain related support services such as design, engineering/technical services, price risk management, scrap management, steel purchasing, supply chain optimization and product rework services, and other services at our request that are ancillary to the supply of the flat rolled steel products. Purchases from Worthington Steel under the Steel Supply and Services Agreement totaled $33,850 and $37,036 for the three months ended August 31, 2026 and August 31, 2025, respectively. Accounts payable related to these purchases were $8,782 and $6,904 as of August 31, 2026 and May 31, 2026, respectively.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of Topic 270 by specifying interim reporting requirements, consolidating required interim disclosures, and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The amendments in this ASU are not expected to have a material effect on our results of operations, cash flows or financial condition.

Note B – Investments in Unconsolidated Affiliates

Investments in joint ventures that we do not control, either through majority ownership or otherwise, are unconsolidated and accounted for using the equity method. At August 31, 2026, we held investments in the following unconsolidated joint ventures: ClarkDietrich (25%); heiserTEC (49%); WAVE (50%); and Workhorse (20%).

We received distributions from unconsolidated affiliates totaling $35,851 during the current year quarter. We have received cumulative distributions from WAVE in excess of our investment balance, which resulted in a negative asset balance of $102,293 and $105,349 at August 31, 2026 and May 31, 2026, respectively. In accordance with the applicable accounting guidance, we have reclassified the negative balances to distributions in excess of investment in unconsolidated affiliate within our consolidated balance sheets. We will continue to record our equity in the net income of WAVE as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheets. If it becomes probable that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize any balance classified as a liability as income.

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

WAVE and ClarkDietrich are included within the Building Performance Solutions segment, while the heiserTEC and Workhorse joint ventures are reported within Other. The following tables summarize financial information for our unconsolidated affiliates for the periods presented:

	Three Months Ended
	August 31,
	2026	2025
WAVE
Net sales	$151,628	$134,717
Operating income	73,933	67,683
Depreciation and amortization	1,432	1,638
Interest expense, net	3,764	3,960
Income tax expense	146	134
Net earnings	70,006	63,597

ClarkDietrich
Net sales	$340,574	$289,991
Operating income	30,068	22,789
Depreciation and amortization	5,172	4,495
Interest expense, net	268	80
Income tax expense	248	13
Net earnings	29,526	23,735

Other
Net sales	$63,320	$72,485
Operating loss	(3,988)	(3,257)
Depreciation and amortization	1,948	2,214
Interest expense, net	337	295
Income tax (benefit) expense	(33)	59
Net loss	(4,295)	(3,623)

Note C – Restructuring and Other Expense, Net

Restructuring activities consist of established programs that are intended to fundamentally change our operations. Our restructuring programs may include closing or consolidating production facilities or moving manufacturing of a product to another location, realignment of the management structure of a business unit in response to changing market conditions or general rationalization of headcount. Our restructuring activities generally give rise to employee-related costs, such as severance pay, and facility-related costs, such as exit costs and gains or losses on asset disposals but may include other incremental operating items associated with our ongoing business that are discrete in nature but incremental to our normal business activities.

A progression of the liabilities associated with our restructuring activities, combined with a reconciliation to the restructuring and other expense, net financial statement caption in our consolidated statement of earnings for the current year quarter, is summarized below:

	Balance at			Balance at
	May 31, 2026	Expense	Payments	August 31, 2026
Early retirement and severance	$193	$345	$(192)	$346
Other restructuring charges (1)	-	372	(236)	136
	$193	$717	$(428)	$482

(1)
During the current year quarter, other restructuring charges consisted primarily of acquisition-related costs such as advisory, legal, and other professional fees.

The total liability associated with our restructuring activities as of August 31, 2026 is expected to be paid in the next 12 months.

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

At August 31, 2026, we also had in place $9,088 of outstanding stand-by letters of credit issued to third-party service providers. The fair value of these guaranteed instruments, based on premiums paid, was not material and no amounts were drawn against them at August 31, 2026.

Note F – Debt

On August 31, 2026, we amended and restated the Credit Facility, extending the final maturity from September 27, 2028 to August 31, 2031, while keeping in place the $500,000 aggregate commitments under the Credit Facility. Borrowings under the Credit Facility have maturities of up to one year. We have the option to borrow at rates equal to an applicable margin over the overnight bank funding rate, the prime rate of PNC Bank, National Association or the daily simple SOFR. The applicable margin is determined by our total leverage ratio. There were no borrowings outstanding under the Credit Facility at August 31, 2026 or May 31, 2026, leaving $500,000 available for use.

Note G – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31,
	2026			2025
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(695)	$(81)	$(776)	$1,280	$127	$1,407
Pension liability adjustment	-	-	-	(14)	3	(11)
Cash flow hedges	(680)	121	(559)	(439)	126	(313)
Other comprehensive income (loss)	$(1,375)	$40	$(1,335)	$827	$256	$1,083

Note H – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Additional	AOCI
	Paid In	Net of	Retained		Noncontrolling
	Capital	Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2026	$311,997	$10,906	$704,137	$1,027,040	$-	$1,027,040
Net earnings	-	-	42,572	42,572	-	42,572
Other comprehensive loss	-	(1,335)	-	(1,335)	-	(1,335)
Common shares issued, net of withholding tax	2,660	-	-	2,660	-	2,660
Common shares in non-qualified plans	89	-	-	89	-	89
Stock-based compensation	4,192	-	-	4,192	-	4,192
Repurchase and retirement of common shares	(2,147)	-	(16,065)	(18,212)	-	(18,212)
Cash dividends declared	-	-	(9,814)	(9,814)	-	(9,814)
Balance at August 31, 2026	$316,791	$9,571	$720,830	$1,047,192	$-	$1,047,192

	Controlling Interest
	Additional	AOCI
	Paid In	Net of	Retained		Noncontrolling
	Capital	Tax	Earnings	Subtotal	Interest	Total
Balance at May 31, 2025	$308,608	$4,050	$624,529	$937,187	$1,050	$938,237
Net earnings (loss)	-	-	35,148	35,148	(327)	34,821
Other comprehensive income	-	1,083	-	1,083	-	1,083
Common shares issued, net of withholding tax	(3,552)	-	-	(3,552)	-	(3,552)
Common shares in non-qualified plans	78	-	-	78	-	78
Stock-based compensation	4,856	-	-	4,856	-	4,856
Repurchase and retirement of common shares	(623)	-	(5,636)	(6,259)	-	(6,259)
Cash dividends declared	-	-	(9,433)	(9,433)	-	(9,433)
Balance at August 31, 2025	$309,367	$5,133	$644,608	$959,108	$723	$959,831

The following table summarizes the changes in AOCI for the periods presented:

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2026	$9,775	$(270)	$1,401	$10,906
OCI before reclassifications	(695)	-	(1,035)	(1,730)
Reclassification adjustments to net earnings (1)	-	-	355	355
Income tax effect	(81)	-	121	40
Balance at August 31, 2026	$8,999	$(270)	$842	$9,571

	Foreign Currency Translation	Pension Liability Adjustment	Cash Flow Hedges	AOCI
Balance at May 31, 2025	$2,581	$(365)	$1,834	$4,050
OCI before reclassifications	1,280	(14)	334	1,600
Reclassification adjustments to net earnings (1)	-	-	(773)	(773)
Income tax effect	127	3	126	256
Balance at August 31, 2025	$3,988	$(376)	$1,521	$5,133

——————————————————

(1)
The statement of earnings classification of amounts reclassified to net income for cash flow hedges is disclosed in “Note M – Derivative Financial Instruments and Hedging Activities.”

On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. These common shares may be repurchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions. During the current year quarter, we repurchased a total of 335,000 common shares under this authorization, leaving 4,230,000 common shares available for repurchase at August 31, 2026.

Note I – Stock-Based Compensation

Service-Based Restricted Common Shares

During the current year quarter, we granted an aggregate of 102,705 service-based restricted common shares under our stock-based compensation plans, which generally cliff vest three years from the grant date. The weighted average grant date fair value of these restricted common shares, based on the weighted average closing price of the underlying common shares on the grant date, was $55.91 per share, or $5,743 in total, and will be recognized on a straight-line basis over the vesting period, net of any forfeitures.

Performance Shares

Performance shares awarded under our stock-based compensation plans are earned based on the level of achievement with respect to a set of measurement criteria for corporate and business unit targets. The awards granted in fiscal 2027 generally cover three-year performance periods ending May 31, 2027, 2028, and 2029.

These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable performance period. The fair values of our performance shares are determined by the closing market prices of the underlying common shares at the respective grant dates of the performance shares and the pre-tax stock-based compensation expense is based on our periodic assessment of the probability of the targets being achieved and our estimate of the number of common shares that will ultimately be issued. The ultimate pre-tax stock-based compensation expense to be recognized over the performance period will vary based on our periodic assessment of the probability of the targets being achieved. During the current year quarter, we granted performance share awards covering an aggregate of 198,050 common shares (at target levels), with a weighted average grant date fair value of $54.29 per share. The aggregate grant-date fair value at target for these performance shares is $10,752, which will be recognized over the performance period and adjusted based on our periodic assessment of the probability of achieving the performance targets.

Note J – Income Taxes

Income tax expense for the current year quarter and prior year quarter reflected estimated annual ETRs of 24.1% and 23.8%, respectively. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual ETR for fiscal 2027 could be materially different from the forecasted rate as of August 31, 2026.

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted EPS attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,
	2026	2025
Numerator (basic and diluted)
Net earnings attributable to controlling interest	$42,572	$35,148
Denominator (shares in thousands)
Basic EPS - weighted average common shares	48,568	49,264
Effect of dilutive securities	597	762
Diluted EPS - weighted average common shares	49,165	50,026

Basic EPS	$0.88	$0.71
Diluted EPS	$0.87	$0.70

Stock options and restricted common shares covering an aggregate of 3,734 and 13,610 common shares for the three months ended August 31, 2026 and August 31, 2025, respectively, have been excluded from the computation of diluted EPS because the effect would have been antidilutive for those periods.

Note L – Segment Operations

On September 15, 2026, we announced new names for our two operating segments that better reflect the markets they serve, the value they provide to customers and the evolution of our product portfolio. The Building Products segment is now Building Performance Solutions and the Consumer Products segment is now Trade & Specialty Solutions. The changes are to the segment names only and do not affect the composition of our operating segments, the financial information regularly reviewed by our CODM, or our historical financial results.

Our segment structure reflects the manner in which internally reported financial information is regularly reviewed by our CODM, who is our President and CEO, to evaluate the performance and allocate resources. Operating segments are identified based on the nature of the products and services offered, the management reporting structure, similarity of economic characteristics and certain quantitative measures as prescribed by authoritative accounting guidance. The CODM evaluates segment performance and makes resource allocation decisions based on adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure, as described in the “Use of Non-GAAP Financial Measures and Definitions” section preceding Part I, Item 1 of this Form 10-Q. At the operating segment level, adjusted EBITDA excludes public company and other governance-related costs.

Activity outside of our two operating segments is presented within “Other” and “Unallocated Corporate” as described below.

Other includes our share of the equity income of two of our unconsolidated joint ventures, heiserTEC and Workhorse, and the related investments in these businesses.

Unallocated Corporate includes certain assets and liabilities (e.g., cash and cash equivalents and public debt) held at the corporate level as well as general corporate expenses that are not directly attributable to our business operations and are administrative in nature, such as public company and other governance-related costs that benefit the organization as a whole.

The following tables summarize financial information for our reportable operating segments and Unallocated Corporate and Other for the periods indicated. A reconciliation from the GAAP financial measure of earnings (loss) before income taxes to the non-GAAP financial measure of adjusted EBITDA is provided directly following the summarized information below.

	Three Months Ended August 31, 2026
			Total
	Building	Trade &	Reportable
	Performance	Specialty	Operating		Unallocated
	Solutions	Solutions	Segments	Other	Corporate	Consolidated
Net sales	$215,087	$128,799	$343,886	$-	$-	$343,886
Cost of goods sold	171,388	81,545	252,933	-	55	252,988
SG&A	38,787	27,804	66,591	-	10,567	77,158
Restructuring and other expense, net	-	125	125	-	592	717
Other segment items (1)	(95)	(252)	(347)	-	(1,637)	(1,984)
Equity in net income of unconsolidated affiliates	42,433	-	42,433	(1,839)	-	40,594
Earnings (loss) before income taxes	47,440	19,577	67,017	(1,839)	(9,577)	55,601

Reconciling items to adjusted EBITDA (2)
Depreciation and amortization	11,540	3,885	15,425	-	203	15,628
Interest (income) expense	(27)	(276)	(303)	-	2,400	2,097
Stock-based compensation	829	703	1,532	-	2,464	3,996
Restructuring and other expense, net	-	125	125	-	592	717
Non-cash gains in miscellaneous income, net (3)	-	-	-	-	(4,020)	(4,020)
Adjusted EBITDA	$59,782	$24,014	$83,796	$(1,839)	$(7,938)	$74,019

	Three Months Ended August 31, 2025
			Total
	Building	Trade &	Reportable
	Performance	Specialty	Operating		Unallocated
	Solutions	Solutions	Segments	Other	Corporate	Consolidated
Net sales	$184,769	$118,938	$303,707	$-	$-	$303,707
Cost of goods sold	141,399	79,972	221,371	-	52	221,423
SG&A	33,636	27,710	61,346	-	9,219	70,565
Restructuring and other expense, net	296	13	309	-	2,167	2,476
Other segment items (1)	98	18	116	-	103	219
Equity in net income of unconsolidated affiliates	38,320	-	38,320	(1,663)	-	36,657
Earnings (loss) before income taxes	47,660	11,225	58,885	(1,663)	(11,541)	45,681

Reconciling items to adjusted EBITDA (2)
Amortization of inventory step-up	2,151	-	2,151	-	-	2,151
Depreciation and amortization	9,036	3,858	12,894	-	192	13,086
Interest (income) expense	(18)	(2)	(20)	-	83	63
Stock-based compensation	819	727	1,546	-	1,881	3,427
Restructuring and other expense, net	296	13	309	-	2,167	2,476
Net loss attributable to noncontrolling interest	-	327	327	-	-	327
Adjusted EBITDA	$59,944	$16,148	$76,092	$(1,663)	$(7,218)	$67,211

(1)
Other segment items consist of non-operating activity included in adjusted EBITDA, except as noted in footnote (3) below.
(2)
See “Use of Non-GAAP Financial Measures and Definitions” for additional information.
(3)
Consists of a $4,000 pre-tax gain realized from an earnout arrangement associated with the sale of our former oil and gas products business, which was divested in January 2021, as well as an unrealized gain on the common shares of Hexagon Composites and Hexagon Purus.

Total assets for each of our reportable operating segments at the dates indicated were as follows:

	August 31,	May 31,
	2026	2026
Building Performance Solutions	$1,145,546	$1,170,522
Trade & Specialty Solutions	529,924	535,693
Total reportable operating segments	1,675,470	1,706,215
Unallocated Corporate and Other	165,280	141,849
Total assets	$1,840,750	$1,848,064

The following table presents capital expenditures for each of our reportable operating segments for the periods presented:

	Three Months Ended
	August 31,
	2026	2025
Building Performance Solutions	$6,674	$3,509
Trade & Specialty Solutions	4,552	9,041
Total reportable operating segments	11,226	12,550
Unallocated Corporate	1,528	645
Total	$12,754	$13,195

Note M – Derivative Financial Instruments and Hedging Activities

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

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, natural gas, copper, zinc, aluminum, and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative financial instruments to manage the associated price risk.

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

Refer to “Note N – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2026 and May 31, 2026:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	August 31,	May 31,	Sheet	August 31,	May 31,
	Location	2026	2026	Location	2026	2026
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$577	$1,264	Accounts payable	$857	$1,044
Commodity contracts	Other assets	90	100	Other liabilities	-	-
Foreign currency exchange contracts	Receivables	41	-	Accounts payable	-	133
Subtotal		$708	$1,364		$857	$1,177

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$21	$-	Accounts payable	$203	$64
Commodity contracts	Other assets	9	-	Other liabilities	-	-
Foreign currency exchange contracts	Receivables	5	-	Accounts payable	21	16
Subtotal		$35	$-		$224	$80

Total derivative financial instruments		$743	$1,364		$1,081	$1,257

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowed under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $530 and $707 at August 31, 2026 and May 31, 2026, respectively.

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.

The following table summarizes the net notional positions of our cash flow hedges at August 31, 2026:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$4,663	September 2026 - December 2027
Foreign currency exchange contracts	2,100	September 2026 - December 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

		Location of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Reclassified
	Recognized	Reclassified from AOCI	from AOCI
	in OCI	into Net Earnings	into Net Earnings
For the three months ended August 31, 2026
Commodity contracts	$(1,068)	Cost of goods sold	$(460)
Interest rate contracts	-	Interest expense, net	52
Foreign currency exchange contracts	33	Miscellaneous income (expense), net	53
Total	$(1,035)		$(355)

For the three months ended August 31, 2025
Commodity contracts	$77	Cost of goods sold	$393
Interest rate contracts	-	Interest expense, net	52
Foreign currency exchange contracts	257	Miscellaneous income (expense), net	328
Total	$334		$773

The estimated amount of net losses recognized in AOCI at August 31, 2026, expected to be reclassified into net earnings within the succeeding 12 months is $9 (net of tax of $3). This amount was computed using the fair value of the cash flow hedges at August 31, 2026, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2027 and May 31, 2028.

Net Investment Hedges

We have designated our Euro-denominated debt held in the U.S. with an initial notional amount of €91,700 ($99,479) as a non-derivative net investment hedge of our foreign operations in Portugal. The full principal amount is considered fully effective. We did not reclassify any gains or losses related to the net investment hedge from AOCI into earnings during the periods presented. The foreign currency gain (loss) recognized in OCI for the non-derivative instruments designated as net investment hedges during the current and prior year quarters was $385 and $(3,100), respectively.

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

The following table summarizes the net notional positions of our economic (non-designated) derivative financial instruments outstanding at August 31, 2026:

	Notional
	Amount	Maturity Date(s)
Commodity contracts	$1,760	September 2026 - November 2027
Foreign currency exchange contracts	36,449	September 2026 - November 2026

		Three Months Ended
	Location of Gain (Loss)	August 31,
	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$(130)	$(47)
Foreign currency exchange contracts	Miscellaneous income (expense), net	(10)	674
Total		$(140)	$627

Note N – Fair Value Measurements

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

Recurring Fair Value Measurements

At August 31, 2026, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$743	$-	$743
Investment in marketable securities (2)	4,057	-	-	4,057
Total assets	$4,057	$743	$-	$4,800

Liabilities
Derivative financial instruments (1)	$-	$1,081	$-	$1,081
Total liabilities	$-	$1,081	$-	$1,081

At May 31, 2026, our assets and liabilities measured at fair value on a recurring basis were as follows:

	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1,364	$-	$1,364
Investment in marketable securities (2)	4,057	-	-	4,057
Total assets	$4,057	$1,364	$-	$5,421

Liabilities
Derivative financial instruments (1)	$-	$1,257	$-	$1,257
Total liabilities	$-	$1,257	$-	$1,257

——————————————————

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note M – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.
(2)
In exchange for our interest in the divested assets of the composite business of the heiserTEC joint venture, we received common shares of both Hexagon Composites and Hexagon Purus, which are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheet.

Non-Recurring Fair Value Measurements

There were no assets measured at fair value on a non-recurring basis on our consolidated balance sheet at August 31, 2026 or May 31, 2026.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $273,532 and $277,301 at August 31, 2026 and May 31, 2026, respectively. The carrying amount of long-term debt was $305,552 and $305,896 at August 31, 2026 and May 31, 2026, respectively.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Condensed Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. All amounts are presented in millions except common share and per common share amounts.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position should be read in conjunction with our consolidated financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2026 Form 10-K includes additional information about our business, operations and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Business Overview

On September 15, 2026, we announced new names for our two operating segments that better reflect the markets they serve, the value they provide to customers and the evolution of our product portfolio. The Building Products segment is now Building Performance Solutions and the Consumer Products segment is now Trade & Specialty Solutions. The changes are to the segment names only and do not affect the composition of the operating segments or our historical financial results. For additional information, see “Note L – Segment Operations.”

We are a designer and manufacturer of market-leading products and solutions serving building and specialty applications, organized around attractive end markets under two separate and distinct operating segments: Building Performance Solutions and Trade & Specialty Solutions. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing innovative products and applications, and pursuing strategic investments and acquisitions.

Our Building Performance Solutions business delivers essential engineered products that support performance across the building systems and climate and comfort applications. Serving primarily OEMs and distributors, offerings include pressurized containment products for heating, cooling, construction and water applications, HVAC components, metal roofing clips, ceiling suspension systems (Worthington Armstrong Venture) and light gauge metal-framing products (ClarkDietrich).

Our Trade & Specialty Solutions business provides market-leading products used by professional tradespeople and consumers across tools, portable propane and helium, and other specialty categories. Offerings include cutting, siding and roofing tools, drywall, concrete and masonry hand tools, drywall finishing tools, fuel and torches, specialty hand tools and instruments, camping gas cylinders and portable helium tanks. Sales to one customer in Trade & Specialty Solutions accounted for 10.2% of our consolidated net sales in the first quarter of fiscal 2027.

Activity outside of our two operating segments is presented within Other and Unallocated Corporate as described below.

Other includes our share of the equity income of two of our unconsolidated joint ventures, heiserTEC and Workhorse, and the related investments in these businesses.

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

During the first quarter of fiscal 2027, we operated in a macroeconomic environment marked by decelerating growth, still-elevated inflation, and cautious consumer sentiment. GDP increased at an annualized rate of 1.5% in the second quarter of calendar 2026, down from 2.1% in the preceding quarter, indicating slower economic growth. The CPI held at 3.4% year over year in August 2026, unchanged from July 2026, and above the 2.9% pace a year earlier, as a renewed rise in gasoline prices tied to geopolitical conflict in the Middle East offset moderation elsewhere. Inflation remained below its most recent peak of 4.2% reached in May 2026 but stayed well above the Federal Reserve’s 2% objective. During its September 2026 meeting, the Federal Reserve raised the target range by 25 basis points to a range of 3.75% to 4.00%, its first increase since 2023, citing persistently elevated inflation, and its projections indicated the potential for additional increases before the end of calendar year 2026. The average 30-year fixed mortgage rate remained elevated at 6.66% at the end of August 2026, relatively unchanged from 6.56% a year earlier.

Consumer confidence weakened during the quarter. The Conference Board’s Consumer Confidence Index fell to 89.4 in August 2026, its lowest level in seven months and down from 97.4 a year earlier, as elevated prices and gasoline costs weighed on household budgets, even as the labor market held steady with the unemployment rate at 4.1% in August 2026. We believe these dynamics, including persistent affordability pressure, elevated financing costs, and cautious discretionary spending, continued to weigh on both consumer and business sentiment during the first quarter of fiscal 2027. Within Trade & Specialty Solutions, inflation-driven cost consciousness influenced discretionary purchases and contributed to cautious buying patterns, while in Building Performance Solutions elevated financing costs constrained new construction demand. We expect demand across both operating segments to remain uneven in the near term. Other key end market trends are described below in the “End Market Trends” section.

Inventory Demand Cycles

Demand for our products is influenced by the inventory management strategies of our retail and distribution partners. Periods of customer destocking, when our customers reduce their own inventories, can lead to lower order volumes, even when consumer sell-through remains steady. Conversely, customers’ restocking can temporarily elevate shipments above underlying end-user demand. As a result, shifts in customers’ inventory levels can meaningfully impact our reported revenue and margin performance, particularly in Trade & Specialty Solutions, where a large volume of products flow through big box retailers.

During the first quarter of fiscal 2027, inventory levels at most key retailer and distributor customers within Trade & Specialty Solutions remained aligned with end-consumer demand, and replenishment activity generally mirrored point-of-sale trends, with no material build-up in our distribution or retail channels. However, Building Performance Solutions benefited from a load-in effect that began toward the end of fiscal 2025 and continued through the first nine months of fiscal 2026, driven by federal regulations requiring the use of A2L refrigerants in newly manufactured residential and commercial HVAC systems. As contractors, distributors, and dealers positioned inventory to adjust to the regulatory transition, order volumes were temporarily elevated above underlying demand. While this dynamic provided a near-term tailwind throughout most of fiscal 2026, it began to normalize in the fourth quarter of fiscal 2026, as channel inventories reached desired levels and the transition matured. As new and replacement HVAC systems utilizing A2L refrigerants continue to enter service, we expect the installed base to grow, supporting meaningful long-term opportunities for our business.

End Market Trends

We offer a wide range of products and services to a diverse, primarily domestic, customer base across several end markets, including U.S. residential and non-residential construction and repair/remodel, which collectively drive demand for the Building Performance Solutions segment. These same end markets also drive demand for the trade-focused products within our Trade & Specialty Solutions segment, including professional tools, torches and other contractor-focused products. Demand for the specialty products within Trade & Specialty Solutions, including portable propane and helium products, such as helium-filled balloon kits, is generally driven by the general health of the consumer, including the macroeconomic and geopolitical conditions discussed above.

We actively monitor the following publicly available economic data and select key indicators for our major end markets:

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

During the current year quarter, conditions across our key end markets remained soft and uneven, although residential construction showed tentative signs of stabilization late in the quarter. Single-family housing starts rebounded 7.6% in August 2026 to a seasonally adjusted annualized rate of 918,000, while total housing starts eased to 1.28 million, down 1.2% from a year earlier, as multifamily activity declined; authorized building permits totaled 1.39 million, up 3.5% year over year, pointing to a modestly firmer forward pipeline. Existing home sales, by contrast, slipped below 4 million for the first time since June 2025, easing 1.2% year over year to a 3.98 million annualized pace in August 2026, as elevated mortgage rates constrained turnover, and the median existing-home price rose to $429,100. Builder sentiment remained depressed, with the HMI at 35 in August 2026, up modestly from 32 a year earlier, but marking the 16th consecutive month below 40. In non-residential construction, the ABI registered 47.2 in August 2026, continuing to hold below the 50 mark that separates expanding from contracting billings, while the DMI stood at 282.0 in August 2026, up 4.2% from a year earlier though down slightly from July, supported by data center, healthcare, and institutional planning even as broader commercial activity stayed soft. Within repair and remodel, the latest LIRA projects year over year growth in homeowner improvement spending to decelerate from approximately 2.1% at mid-2026 to 0.5% by the second quarter of calendar 2027, reflecting flattening remodeling permits and persistently weak housing turnover. We believe near-term demand across our construction-facing end markets will remain constrained by the elevated rate environment, while the strengthening non-residential planning pipeline and the recurring purchase patterns of key product categories within our diversified portfolio may support overall volumes as we progress through fiscal 2027.

Factors Affecting Operating Costs

Raw Materials

Our largest raw material expenditures include cold rolled and hot rolled steel, aluminum, propane, and propylene. Fluctuations in the prices of these inputs have a direct impact on our cost of goods sold and overall financial performance. Our primary raw material and energy inputs are subject to significant price volatility driven by global supply-demand imbalances, tariffs, and other external factors. We manage this risk through a combination of supply contracts, forward purchasing, and selective hedging strategies designed to reduce near-term cost swings and support margin stability.

Steel: Steel is our most significant direct material cost across both Building Performance Solutions and Trade & Specialty Solutions. Steel prices continued the upward trend that began in the second half of fiscal 2026 and rose throughout the first quarter of fiscal 2027. Hot rolled steel prices averaged approximately $1,157 per ton during the first quarter of fiscal 2027, increasing from $1,120 per ton in June 2026 to $1,193 per ton in August 2026, compared to $834 per ton in August 2025. Cold rolled steel prices followed a similar trajectory, averaging $1,369 per ton during the first quarter of fiscal 2027 and increasing to approximately $1,415 per ton in August 2026, compared to $1,050 per ton in August 2025. In addition to higher benchmark prices, domestic steel availability was constrained, particularly for cold rolled steel, where lead times were extended and spot availability was limited. These conditions were most pronounced for highly specified products, for which qualified substitutes were not readily available in the spot market. We continue to work closely with our partners to protect existing supply and secure incremental tons. Our sourcing strategy is intended to mitigate near-term volatility associated with these pricing trends.

Aluminum: During the first quarter of fiscal 2027, aluminum costs were higher than the prior year quarter, reflecting higher global benchmark prices and elevated U.S. Midwest delivery premiums. The Section 232 tariffs on aluminum imports, which increased from 25% to 50% effective June 4, 2025, remained in effect throughout the quarter and continued to support elevated U.S. premiums, which held near the record levels reached earlier in calendar 2026. These costs affected aluminum-intensive components and finished good assemblies. Where possible, we mitigated these increases through strategic purchasing, but tariff-related cost pressure on aluminum is expected to persist through fiscal 2027.

Propane, propylene, and other gases: Propane and propylene costs were generally stable during the first quarter of fiscal 2027, supported by ample domestic supply conditions.

We continue to actively monitor commodity markets and maintain a diversified sourcing strategy to ensure continuity of supply and cost discipline. Our approach to material procurement supports margin stability and helps mitigate the impact of input price volatility on our results.

IEEPA Tariffs

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin IEEPA tariff refund requests, where eligible. Following the ruling, we submitted claims with U.S. Customs and Border Protection seeking refunds for tariffs previously paid. During the current year quarter, we recognized a net benefit of approximately $4.0 million related to these refunds in cost of goods sold and SG&A in our consolidated statements of earnings. Substantially all of our refund claim has been collected as of August 31, 2026.

Seasonality

Net sales in both Building Performance Solutions and Trade & Specialty Solutions tend to be stronger in our third and fourth fiscal quarters. In Building Performance Solutions, this seasonality is generally driven by weather conditions, customer business cycles, and the timing of renovation and new construction projects, while in Trade & Specialty Solutions, it is driven by our facilities performing at seasonal peaks, matching consumer demand.

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

	Three Months Ended
	August 31,
	2026	2025	Change
GAAP Financial Measures
Net sales	$343.9	$303.7	$40.2
Operating income	13.0	9.2	3.8
Earnings before income taxes	55.6	45.7	9.9
Net earnings	42.6	34.8	7.8
Equity income	40.6	36.7	3.9
EPS - diluted	0.87	0.70	0.17

Non-GAAP Financial Measures
Adjusted operating income	$13.7	$13.9	$(0.2)
Adjusted EBITDA	74.0	67.2	6.8
Adjusted EPS - diluted	0.82	0.78	0.04

Net Sales

The following table provides a breakdown of our consolidated net sales by operating segment for the periods indicated:

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
Building Performance Solutions	$215.1	$184.8	$30.3	16.4%
Trade & Specialty Solutions	128.8	118.9	9.9	8.3%
Consolidated	$343.9	$303.7	$40.2	13.2%

•
Building Performance Solutions – Net sales totaled $215.1 million in the current year quarter, an increase of $30.3 million, or 16.4%, over the prior year quarter, primarily driven by the impact of acquisitions, which contributed $19.2 million to net sales, and strength in the water business. These increases were partially offset by lower volume and a less favorable mix in the cooling and construction business, driven primarily by the A2L load-in during the prior fiscal year and subsequent destocking of inventory by our customers.

•
Trade & Specialty Solutions – Net sales totaled $128.8 million in the current year quarter, an increase of $9.9 million, or 8.3%, over the prior year quarter, driven by higher overall volume and higher average selling prices.

Gross Profit

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
Gross profit	$90.9	$82.3	$8.6	10.4%
Gross margin	26.4%	27.1%

Gross profit for the current year quarter increased $8.6 million, or 10.4%, over the prior year quarter to $90.9 million, primarily driven by the net benefit of IEEPA tariff refunds and higher net sales, partially offset by higher conversion costs, primarily in the cooling and construction business within Building Performance Solutions.

SG&A

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
SG&A	$77.2	$70.6	$6.6	9.3%
Net Sales %	22.4%	23.2%

SG&A increased $6.6 million, or 9.3%, from the prior year quarter, due primarily to the addition of LSI. As a percentage of net sales, SG&A was down from 23.2% in the prior year quarter to 22.4%.

Restructuring and Other Expense, Net

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
Restructuring and other expense, net	$0.7	$2.5	$(1.8)	N.M.

Restructuring and other expense, net in both periods consisted primarily of employee severance and transaction costs related to acquisitions and divestitures.

Other Non-Operating Items

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
Miscellaneous income (expense), net	$4.1	$(0.2)	$4.3	N.M.
Interest expense, net	(2.1)	(0.1)	(2.0)	N.M.

Miscellaneous income in the current year quarter was driven by a pre-tax gain of $4.0 million related to an earnout arrangement associated with the sale of our former oil and gas products business, which was divested in January 2021.

Interest expense, net increased $2.0 million in the current year quarter primarily due to lower interest income generated from cash on hand.

Equity Income

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
WAVE (1)	$35.1	$32.4	$2.7	8.3%
ClarkDietrich (1)	7.4	5.9	1.5	25.4%
Other (2)	(1.9)	(1.6)	(0.3)	(18.8%)
Equity income	$40.6	$36.7	$3.9	10.6%

——————————————————

(1)
Equity income contributed by WAVE and ClarkDietrich is reported within Building Performance Solutions.
(2)
Includes our share of the equity income of the heiserTEC and Workhorse joint ventures.

Equity income increased $3.9 million over the prior year quarter to $40.6 million, driven by higher contributions from WAVE and ClarkDietrich, up $2.7 million and $1.5 million, respectively.

Income Tax Expense

	Three Months Ended
	August 31,		Change
	2026	2025	$	%
Income tax expense	$13.0	$10.9	$2.1	19.3%
Estimated Annual ETR	24.1%	23.8%

Income tax expense was $13.0 million in the current year quarter compared to $10.9 million in the prior year quarter. The increase was primarily driven by higher pre-tax earnings.

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

	Three Months Ended
	August 31,				Change
		% of		% of
	2026	Net Sales	2025	Net Sales	$	%
Building Performance Solutions	$59.8	27.8%	$59.9	32.4%	$(0.1)	(0.2%)
Trade & Specialty Solutions	24.0	18.6%	16.1	13.5%	7.9	49.1%
Total reportable operating segments	83.8	24.4%	76.0	25.0%	7.8	10.3%
Other	(1.8)	N.M.	(1.7)	N.M.	(0.1)	N.M.
Unallocated Corporate	(8.0)	(2.3%)	(7.1)	(2.3%)	(0.9)	12.7%
Consolidated	$74.0	21.5%	$67.2	22.1%	$6.8	10.1%

•
Building Performance Solutions – Adjusted EBITDA was relatively flat at $59.8 million in the current year quarter as higher contributions of equity income from WAVE and ClarkDietrich and earnings from recent acquisitions were offset by lower overall volume and unfavorable product mix.
•
Trade & Specialty Solutions – Adjusted EBITDA totaled $24.0 million in the current year quarter, an increase of $7.9 million, or 49.1%, compared to the prior year quarter. The increase was driven by the impact of higher net sales and the net benefit of IEEPA tariff refunds.
•
Other – Adjusted EBITDA was slightly down from the prior year quarter, driven by lower contributions from the heiserTEC and Workhorse joint ventures.
•
Unallocated Corporate – Unallocated SG&A increased $0.9 million, or 12.7%, from the prior year quarter, primarily driven by higher profit sharing and bonus accruals in the current year quarter.

Liquidity and Capital Resources

During the current year quarter, we generated $66.7 million of cash from operating activities, invested $12.8 million in property, plant and equipment, paid $18.2 million to repurchase 335,000 common shares, and paid dividends of $9.4 million on the common shares.

The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,
	2026	2025
Net cash provided by operating activities	$66.7	$41.1
Net cash used by investing activities	(14.1)	(105.4)
Net cash used by financing activities	(25.2)	(18.6)
Increase (decrease) in cash and cash equivalents	27.4	(82.9)
Cash and cash equivalents at beginning of period	27.7	250.1
Cash and cash equivalents at end of period	$55.1	$167.2

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused committed lines of credit under our Credit Facility, which had a total of $500.0 million of borrowing capacity available as of August 31, 2026. On August 31, 2026, we amended and restated our Credit Facility to extend its maturity from September 27, 2028 to August 31, 2031, while maintaining aggregate commitments of $500.0 million.

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

Operating Activities

Certain of our diversified end markets are cyclical, and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We use operating cash flow and, when appropriate, short-term borrowings to manage normal fluctuations in working capital needs. These needs generally arise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $66.7 million during the current year quarter, up $25.7 million over the prior year quarter, driven by higher net earnings and more favorable changes in operating working capital, including accounts receivable, inventory, and accounts payable.

Investing Activities

Net cash used by investing activities was $14.1 million during the current year quarter compared to $105.4 million in the prior year quarter. Net cash used by investing activities during the current year quarter was driven primarily by capital expenditures, including $3.2 million related to ongoing facility modernization projects, and $2.4 million of acquisition-related payments, partially offset by $1.0 million of proceeds from asset sales. Net cash used by investing activities during the prior year quarter was primarily driven by cash paid to acquire the outstanding equity interests in Elgen.

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

Financing Activities

Net cash used by financing activities was $25.2 million during the current year quarter, compared to $18.6 million in the prior year quarter. During the current year quarter, we paid $18.2 million to repurchase 335,000 common shares and paid dividends of $9.4 million on the common shares.

Common shares – On September 22, 2026, the Board declared a quarterly dividend of $0.20 per common share payable on December 29, 2026, to shareholders of record at the close of business on December 15, 2026.

On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. At August 31, 2026, a total of 4,230,000 common shares remained available for repurchase under the authorization, which is not subject to a fixed expiration date. The common shares may be repurchased under this authorization from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

Long-term debt and short-term borrowings – As of August 31, 2026, we were in compliance with the financial covenants of our short-term and long-term debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were no outstanding borrowings drawn against the Credit Facility at August 31, 2026, leaving the full borrowing capacity of $500.0 million available for use.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related disclosure, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to use judgment and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates, including those related to our valuation of receivables, inventories, intangible assets, accrued liabilities, income and other tax accruals, contingencies and litigation, and business combinations. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of accounting policies. We believe that our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2026 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2026 Form 10-K.

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

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2026 Form 10-K, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2026 Form 10-K. Those risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2026 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2026 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Enterprises sold by Worthington Enterprises during the three months ended August 31, 2026 that were not registered under the Securities Act of 1933, as amended.

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

			Total Number	Maximum Number of
			of Common Shares	Common Shares that
	Total Number of	Average Price	Purchased as Part	May Yet Be
	Common Shares	Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs (1)
June 1-30, 2026	220,777	$54.81	190,140	4,374,860
July 1-31, 2026	152,309	53.56	144,860	4,230,000
August 1-31, 2026	212	57.96	-	4,230,000
Total	373,298	$54.30	335,000

—————————————————

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that could be purchased under the publicly announced repurchase authorizations then in effect. On March 24, 2021, the Board authorized the repurchase of up to 10,000,000 common shares. At August 31, 2026, a total of 4,230,000 common shares remained available for repurchase under the authorization, which is not subject to a fixed expiration date. The common shares available for repurchase under the authorization may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

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

Item 6. – Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended Articles of Incorporation of Worthington Enterprises, Inc. [This document represents the articles of incorporation of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3.1	1/9/2024

3.2	Code of Regulations of Worthington Enterprises, Inc. [This document represents the code of regulations of Worthington Enterprises, Inc. in compiled form incorporating all amendments.]	10-Q	3(b)	10/16/2000

4.1

Fifth Amended and Restated Credit Agreement, dated as of August 31, 2026, among Worthington Enterprises, Inc.; the foreign subsidiary borrowers and lenders party thereto; PNC Bank, National Association, as a Lender, the Swingline Lender, an Issuing Bank and Administrative Agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Lenders and Syndication Agents; U.S. Bank National Association and The Huntington National Bank, as Lenders and Documentation Agents; Fifth Third Bank, National Association, The Northern Trust Company, First National Bank of Pennsylvania, Citibank, N.A. and Goldman Sachs Bank USA, as Lenders; with JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and BofA Securities, Inc. serving as Joint Bookrunners and Joint Lead Arrangers.

		8-K	4.1	8/31/2026

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Executive Officer)*

31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (Principal Financial Officer)*

32.1	Section 1350 Certification of Principal Executive Officer**

32.2	Section 1350 Certification of Principal Financial Officer**

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2026 and May 31, 2026; (ii) Consolidated Statements of Earnings for the three months ended August 31, 2026 and August 31, 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended August 31, 2026 and August 31, 2025; (iv) Consolidated Statements of Cash Flows for the three months ended August 31, 2026 and August 31, 2025 and (v) Condensed Notes to Consolidated Financial Statements.*

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, formatted in Inline XBRL and included in Exhibit 101.*

——————————————————

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENTERPRISES, INC.

Date: October 9, 2026	By:	/s/ Colin J. Souza
Colin J. Souza,
Vice President and Chief Financial Officer
(On behalf of the registrant as Duly Authorized Officer and as Principal Financial Officer)